Form 10-K405
period 1995-12-31
NEW CENTURY ENERGIES INC
filed 1996-03-27
CIK 1004858

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1995

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
                       Commission file number 33-64951

                          NEW CENTURY ENERGIES, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                84-1334327
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)
    1225 17th Street, Denver, Colorado                      80202
  (Address of principal executive offices)               (Zip Code)

      Registrant's Telephone Number, including area code: (303) 571-7511


         Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

         Securities Registered Pursuant to Section 12 (g) of the Act:

                                     None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 22, 1996, 200 shares of the Registrant's Common Stock, $1 par value (the only class of common stock), were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, previously filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference in Parts I, II, III and IV hereof.

1. Annual Report of Public Service Company of Colorado ("PSCo"), a Colorado corporation, on Form 10-K for the year ended December 31, 1995 (File No.1-3280).

2.  PSCo's 1996 Proxy Statement for the 1996 Annual Meeting of Shareholders.

3. Annual Report of Southwestern Public Service Company ("SPS"), a New Mexico corporation, on Form 10-K for the year ended August 31,1995 (File No. 1-3789).

4. Quarterly Report of SPS on From 10-Q for the quarter ended November 30, 1995 (File No. 1-3789).

5. Registration Statement of New Century Energies, Inc. on Form S-4 under the Securities Act of 1933 (Joint Proxy Statement/Prospectus) (File No. 33-64951).

                              TABLE OF CONTENTS



                                    PART I

Item 1. Business..................................................  1
Item 2. Properties................................................  2
Item 3. Legal Proceedings.........................................  2
Item 4. Submission of Matters to a Vote of Security Holders.......  2

                                   PART II

Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters .....................................  2
Item 6. Selected Financial Data...................................  2
Item 7. Management's Discussion and Analysis  of Financial
         Condition and Results of Operations......................  2
Item 8. Financial Statements and Supplementary Data...............  3
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  7

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.......  7
Item 11. Executive Compensation...................................  7
Item 12. Security Ownership of Certain Beneficial Owners
          and Management .........................................  7
Item 13. Certain Relationships and Related Transactions...........  8

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ............................................  8

Signatures........................................................  9

                                    PART I



Item l.  Business

The Company

      New Century Energies, Inc. ("NCE") was incorporated under the laws of the State of Delaware on August 21, 1995 (formerly M-P New Co.) with 50% of its outstanding 200 shares, $1.00 par value, common stock purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

      NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), dated August 22, 1995, as amended on December 8, 1995, providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). As part of the Merger, NCE will become the parent company of both PSCo and SPS. Additionally, NCE will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including applicable regulatory approvals, are met or waived. It is expected that the Merger will be completed in the third quarter of 1996; however, the timing of the effective date of the Merger is primarily dependent upon the regulatory process as described below.

      Under the terms of the Merger Agreement, NCE will form PSCo Merger Corp., which will be merged with and into PSCo and NCE will form SPS Merger Corp., which will be merged with and into SPS. PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. At December 31, 1995, PSCo had 63.4 million common shares outstanding and SPS had 40.9 million shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of PSCo owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE.

      NCE filed a registration statement on Form S-4 with the SEC which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the mergers discussed above. On January 31, 1996, the shareholders of PSCo and SPS approved the Merger Agreement.

     As noted above, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the Securities and Exchange Commission ("SEC") and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Applications to the state regulatory commissions and the FERC have been completed. The required authorizations from the Kansas Corporation Commission and the NRC have been obtained. On January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for PSCo and SPS.

      The corporate offices of NCE will be located in Denver, Colorado with significant operating functions based in Amarillo, Texas. NCE's Board of Directors will consist of a total of 14 directors, eight of whom will be designated by PSCo and six of whom will be designated by SPS.

      NCE currently engages in no significant operations other than the organization of the proposed public utility holding company. Other than the Mergers, NCE currently has no plans, understandings or agreements concerning any acquisition. Descriptions of the businesses of PSCo and SPS are contained in their reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (the "1934 Act Reports") incorporated herein by reference.

Item 2.  Properties

      None.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      NCE's common stock has not been and, until the effectiveness of the Mergers will not be, traded on any public market. It is anticipated that, upon consummation of the Mergers, the common stock of NCE will be listed on the New York Stock Exchange, Inc. NCE may also apply for listings on other exchanges. At December 31, 1995, 200 shares of NCE common stock were issued and outstanding.


Item 6.  Selected Financial Data

      See Item 8. Financial Statements and Supplementary Data. Additionally, reference is made to the selected financial data of PSCo and SPS contained in their respective 1934 Act Reports, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      NCE engages in no significant operations other than the organization of the proposed public utility holding company. See Item 1. Business and Item
8.  Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data

                 BALANCE SHEET OF NEW CENTURY ENERGIES, INC.

                   Report of Independent Public Accountants


      We have audited the accompanying balance sheet of New Century Energies, Inc. (a Delaware corporation, formerly M-P New Co.) as of December 31, 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of New Century Energies, Inc. as of December 31, 1995, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP
Denver, Colorado
March 27, 1996

                          NEW CENTURY ENERGIES, INC.

                                 BALANCE SHEET
                             At December 31, 1995

                                    ASSETS



Cash.................................................           $      200
                                                                ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities...........................................          $      __
Shareholders' equity -
   Common Stock, $1.00 par value (Note 1):
    200 shares authorized;
    200 shares issued and outstanding.................                 200
                                                                ----------

      Total liabilities and shareholders' equity......          $      200
                                                                ==========




      The accompanying notes are an integral part of this balance sheet.

                          NEW CENTURY ENERGIES, INC.

                         NOTES TO FINANCIAL STATEMENT
                               DECEMBER 31, 1995

1. Formation and Organization

      New Century Energies, Inc. ("NCE") was incorporated under the laws of the State of Delaware on August 21, 1995 (formerly M-P New Co.) with 50% of its outstanding 200 shares, $1.00 par value, common stock purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

    NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), dated August 22, 1995, as amended December 8, 1995, providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). As part of the Merger, NCE will become the parent company of both PSCo and SPS. Additionally, NCE will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including applicable regulatory approvals, are met or waived. It is expected that the Merger will be completed in the third quarter of 1996; however, the timing of the effective date of the merger is primarily dependent upon the regulatory process as described below.

   Under the terms of the Merger Agreement, NCE will form PSCo Merger Corp., which will be merged with and into PSCo and NCE will form SPS Merger Corp., which will be merged with and into SPS. PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. At December 31, 1995, PSCo had 63.4 million common shares outstanding and SPS had 40.9 million shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of PSCo owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE.

    NCE filed a registration statement on Form S-4 with the SEC which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the mergers discussed above. On January 31, 1996, the shareholders of PSCo and SPS approved the Merger Agreement.

                  As noted above, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the Securities and Exchange Commission ("SEC") and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Applications to the state regulatory commissions and the FERC have been completed. The required authorizations from the Kansas Corporation Commission and the NRC have been obtained. On January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for PSCo and SPS.

                        NCE currently engages in no significant operations other than the organization of the proposed public utility holding company. Other than the Mergers, NCE currently has no plans, understandings or agreements concerning any acquisition.

2.  Related Party Transactions

    During 1995, PSCo and SPS incurred all costs related to the formation of NCE, including those costs associated with the registration of NCE's common stock and its application to be a registered public utility holding company. Such costs, estimated to be approximately $2.5 million through December 31, 1995, were not charged to NCE. Accordingly, the Company has no operating or cash flow activities to report in a statement of income or a statement of cash flows for the period from inception (August 22,1995) to December 31, 1995.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Doyle R. Bunch II       Age 49  Mr.   Bunch   has   been  the   Executive   Vice
Chairman of the Board           President   of SPS  since  September  1987.  Mr.
and Secretary                   Bunch  held  the   position  of  Financial  Vice
                                President from April 1986 to September 1987. He also served as Secretary from July 1979 to January 1988. Mr. Bunch served as Treasurer from
                                September  1979 to April 1986.  He received  his
                                B.B.A in Accounting from Texas Tech University and is a Certified Public Accountant.

Richard C. Kelly        Age 49  Mr.  Kelly  has been  Senior Vice  President  of
Director, President and         PSCo  since  January  1990 and became  Treasurer
Treasurer                       in  June  1994.  He has  served as  Director  of
                                Cheyenne Light, Fuel & Power Co., a wholly-owned
                                subsidiary  of  PSCo;   since  March  1990,  and
                                Treasurer;  since July 1994. Mr. Kelly serves as
                                Director,  Vice  President  and  Treasurer  of e
                                prime,  inc., also a wholly-owned  subsidiary of
                                PSCo  and   Young   Gas   Storage   Company,   a
                                wholly-owned  subsidiary of e-prime, inc.; since
                                January 1995 and June 1995,  respectively.  PSCo
                                additionally has two wholly-owned  subsidiaries,
                                PS  Colorado  Credit   Corporation,   a  finance
                                company  with the primary  purpose of  financing
                                certain  of  PSCo's  current  assets,   and  PSR
                                Investment, Inc. that owns and manages life insurance policies for which Mr. Kelly has served as Director and Vice President since
                                March, 1987 and September, 1986, respectively.

     Mr. Bunch and Mr. Kelly were each appointed to serve in the offices as listed above by unanimous written consent of the Board of Directors of NCE, dated August 21, 1995. Mr. Bunch and Mr. Kelly will hold each office until a successor for such offices shall have been appointed and shall have qualified.

     There were no directors, officers or beneficial owner of more than ten percent of any class of equity securities who failed to file Forms 3, 4 or 5 on a timely basis.

      There are no contracts of employment or similar arrangements between NCE and Mr. Bunch or Mr. Kelly and they will serve in their respective offices until the Merger is effected and new officers are elected as provided in the Merger Agreement.

Item 11.  Executive Compensation

      None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The Directors and named Executive Officers do not own any shares of NCE.

Item 13.  Certain Relationships and Related Transactions


   See Note 2. Related Party Transactions in Item 8. Financial Statements and Supplementary Data.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.
                                                                            Page
1. Financial Statements:

   Balance Sheet at December 31, 1995 ....................................  4

   The unaudited pro forma combined balance sheet and statements of income for NCE are incorporated herein by reference to the Registration Statement of NCE on Form S-4 (File No. 33-64951).

2. Financial Statement Schedules:

   None.

3. Exhibits:

   2(a) Merger Agreement and Plan of Reorganization dated August 22, 1995, as amended on December 8, 1995 (incorporated by reference to Form S-4, File No. 33-64951).

   3(a) Restated Certificate of Incorporation of New Century Energies, Inc. (incorporated by reference to Annex VIII of Form S-4, File No. 33-64951).

   3(b) Restated Bylaws of New Century Energies, Inc. (incorporated by reference to Annex IX of Form S-4, File No. 33-64951).

 *10(a) Form of Employment Agreement between New Century Energies, Inc. and Bill D. Helton (incorporated by reference to Annex VI of Form S-4, File No. 33-64951).

 *10(b) Form of Employment Agreement between New Century Energies, Inc. and Wayne H. Brunetti (incorporated by reference to Annex VII of Form S-4, File No. 33-64951).

(b) No reports on Form 8-K were filed during 1995 by the Registrant.

--------------

* Required to be filed as an Exhibit to this Form 10-K by Item 14(c) hereof.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on the 27th day of March, 1996.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                             Director, President and
                                                    Treasurer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of New Century Energies, Inc. in the capacities and on the date indicated.


   Signature                            Title                         Date
--------------------------------------------------------------------------------


/s/Doyle R. Bunch II
_________________________     Principal Executive Officer        March 27, 1996
Doyle R. Bunch II
Chairman of the Board and
Secretary


/s/R. C. Kelly
_________________________     Principal Financial Officer        March 27, 1996
R. C. Kelly
Director, President and
Treasurer