Form 10-Q
period 1996-03-31
NEW CENTURY ENERGIES INC
filed 1996-05-13
CIK 1004858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
                      ended March 31, 1996

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

      As of May 10, 1996, 200 shares of the Registrant's Common Stock, $1 par value (the only class of common stock), were issued and outstanding.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements......................................  1
Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................  4


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................  4
Signature.........................................................  5

                         PART I - FINANCIAL INFORMATION



Item l.  Financial Statements

                           NEW CENTURY ENERGIES, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                          March 31, December 31,
                                                            1996        1995
                                                            ----        ----
                                                        (unaudited)

Cash..................................................   $       -    $      200
Receivable from shareholder (Note 2)..................         200             -
                                                         ---------    ----------

Total assets..........................................   $     200    $      200
                                                         =========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY



Liabilities...........................................      $       - $        -

Shareholders' equity -
   Common Stock, $1.00 par value(Note 1):
    200 shares authorized;
    200 shares issued and outstanding.................            200        200
                                                            --------- ----------

Total liabilities and shareholders' equity............      $     200 $      200
                                                            ========= ==========




      The accompanying notes are an integral part of these balance sheets.

                           NEW CENTURY ENERGIES, INC.

                          NOTES TO FINANCIAL STATEMENT
                                   (unaudited)

1. Formation and Organization

      New Century Energies, Inc. ("NCE" or "the Company") was incorporated under the laws of the State of Delaware on August 21, 1995 (formerly M-P New Co.) with 50% of its outstanding 200 shares, $1.00 par value, common stock purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS") (See Note 2).

    NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), dated August 22, 1995, as amended December 8, 1995, providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). As part of the Merger, NCE will become the parent company of both PSCo and SPS. Additionally, NCE will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including applicable regulatory approvals, are met or waived. It is currently expected that the Merger will be completed in the latter half of 1996; however, the timing of the effective date of the Merger is primarily dependent upon the regulatory process as described below.

   Under the terms of the Merger Agreement, NCE will form PSCo Merger Corp., which will be merged with and into PSCo and NCE will form SPS Merger Corp., which will be merged with and into SPS. PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. At March 31, 1996, PSCo had 63.8 million common shares outstanding and SPS had 40.9 million shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of PSCo owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE.

   NCE filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the Mergers discussed above. On January 31, 1996, the shareholders of PSCo and SPS approved the Merger Agreement.

   As noted above, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the SEC and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Applications to the state regulatory commissions and the FERC have been completed. The required authorizations from the Kansas Corporation Commission and the NRC have been obtained. On January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for PSCo and SPS.

   NCE  currently  engages  in  no  significant   operations  other  than  the
organization of the proposed public utility holding company. Other than the Mergers, NCE currently has no plans, understandings or agreements concerning any acquisition.

2.  Related Party Transactions

    Since inception (August 22, 1995), PSCo and SPS have incurred all costs related to the formation of NCE, including those costs associated with the registration of NCE's common stock and its application to be a registered public utility holding company. Such costs, estimated to be approximately $3.4 million and $2.5 million through March 31, 1996 and December 31, 1995, respectively, were not charged to NCE (See Note 3).

    The cash held by NCE at December 31, 1995 was deposited into a PSCo bank account during the first quarter of 1996 and, accordingly, NCE has recognized this amount as a receivable from shareholder at March 31, 1996.

3.  Management's Representations

    In the opinion of the Company, the accompanying balance sheets include all adjustments necessary for the fair presentation of the financial position of NCE at March 31, 1996 and December 31, 1995. As discussed in Note 2, all costs related to the formation of NCE have been incurred by PSCo and SPS; therefore, the Company has no operating or cash flow activities to report in a statement of income or a statement of cash flows for the first quarter of 1996. The financial information and notes thereto should be read in conjunction with the financial information included in NCE's 1995 Annual Report filed with the SEC on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      NCE engages in no significant operations other than the organization of the proposed public utility holding company. See Note 1. Formation and Organization and Note 2. Related Party Transactions in Item 1. Financial Statements.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27    Financial Data Schedule UT

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 1996.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  May 13, 1996