Form 10-K
period 1996-12-31
NEW CENTURY ENERGIES INC
filed 1997-02-10
CIK 1004858

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

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

                                     None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 7, 1997, 200 shares of the Registrant's Common Stock, $1 par value (the only class of common stock), were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, previously filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference in Parts I, II, III and IV hereof.

1. Annual Report of Public Service Company of Colorado ("PSCo"), a Colorado corporation, on Form 10-K for the year ended December 31, 1995 (File No. 1-3280).

2.  PSCo's 1996 Proxy Statement for the 1996 Annual Meeting of Shareholders.

3. Quarterly Reports of PSCo on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 (File No. 1-3280).

4. PSCo's Reports on Form 8-K dated, January 18, 1996, January 31, 1996 and May 21, 1996 (File No. 1-3280).

5. Annual Report of Southwestern Public Service Company ("SPS"), a New Mexico corporation, on Form 10-K for the year ended August 31,1996 (File No. 1-3789).

6.  SPS's 1997 Proxy Statement for the 1997 Annual Meeting of Shareholders.

7. Quarterly Report of SPS on Form 10-Q for the quarter ended November 30, 1996 (File No. 1-3789).

8.  SPS's Report on Form 8-K dated, October 11, 1996 (File No. 1-3789).

9. Registration Statement of New Century Energies, Inc. on Form S-4 under the Securities Act of 1933
(Joint Proxy Statement/Prospectus)  (File No. 33-64951).

                              TABLE OF CONTENTS



                                    PART I

Item 1.  Business..................................................      1
Item 2.  Properties................................................      2
Item 3.  Legal Proceedings.........................................      2
Item 4.  Submission of Matters to a Vote of Security Holders.......      2

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ....................................      2
Item 6.  Selected Financial Data...................................      2
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................      2
Item 8.  Financial Statements and Supplementary Data...............      3
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................      7

                                   PART III

Item 10. Directors and Executive Officers of the Registrant........      7
Item 11. Executive Compensation....................................      7
Item 12. Security Ownership of Certain Beneficial Owners and
           Management .............................................      7
Item 13. Certain Relationships and Related Transactions............      8

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ...............................................      8

Consent of Independent Public Accountants..........................      9

Signatures.........................................................     10

                                    PART I



Item l.  Business

The Company

      New Century Energies, Inc. ("NCE") was incorporated under the laws of the State of Delaware on August 21, 1995 with 50% of its outstanding 200 shares of common stock, $1.00 par value, purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

      NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), dated August 22, 1995, as amended on December 8, 1995, providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). NCE will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended. Accordingly, as part of the Merger, on January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for PSCo and SPS. Discussions with the SEC have been held and will continue, as needed, in an effort to expedite their approval. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including applicable regulatory approvals, are met or waived. It is expected that the Merger will be completed during the spring of 1997; however, the timing of the effective date of the Merger is primarily dependent upon the regulatory process as described below.

      Under the terms of the Merger Agreement, NCE will form PSCo Merger Corp., which will be merged with and into PSCo and NCE will form SPS Merger Corp., which will be merged with and into SPS. PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. At December 31, 1996, PSCo had 64.8 million common shares outstanding and SPS had 40.9 million common shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of PSCo owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE.

      NCE filed a registration statement on Form S-4 with the SEC which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the mergers discussed above. On January 31, 1996, the shareholders of PSCo and SPS approved the Merger Agreement.

      The Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas, as well as the approval of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the Securities and Exchange Commission ("SEC"), the Federal Trade Commission and the U.S. Department of Justice ("DOJ") in addition to the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), as amended. The required authorizations from the Public Utilities Commission of the State of Colorado, the Public Utility Commission of Texas, the Public Service Commission of Wyoming, the New Mexico Public Utility Commission, the Kansas Corporation Commission, the NRC and the DOJ have been obtained and the waiting period under the HSR Act has expired. Related to FERC approval, hearings were held in late September 1996 and a non-unanimous settlement agreement was reached. On January 23, 1997, the sole party opposing the settlement agreement filed a notice with the FERC withdrawing all of its pleadings. PSCo and SPS have requested that the FERC give the matter expedited consideration, and accordingly a final FERC order is expected shortly. The Company expects that the SEC will make its ruling on the Merger within 30-60 days following the FERC decision.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      NCE's common stock has not been and, until the effectiveness of the Merger will not be, traded on any public market. Upon consummation of the Merger the common stock of NCE will be listed on the New York Stock Exchange, Inc. At December 31, 1996, 200 shares of NCE common stock were issued and outstanding.

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

Item 8. Financial Statements and Supplementary Data

                   Report of Independent Public Accountants

TO NEW CENTURY ENERGIES, INC.

      We have audited the accompanying balance sheets of New Century Energies, Inc. (a Delaware corporation) as of December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of New Century Energies, Inc. as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP
Denver, Colorado
February 6, 1997

                          NEW CENTURY ENERGIES, INC.

                                BALANCE SHEETS
                        At December 31, 1996 and 1995

                                    ASSETS
                                                              1996     1995
                                                              ----     ----

Cash.................................................       $      - $    200
Receivable from shareholder (Note 2)..................           200        -
                                                            -------- --------

      Total assets....................................      $    200 $    200
                                                            ======== ========



                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities...........................................      $      - $      -
Shareholders' equity -
   Common Stock, $1.00 par value (Note 1):
    260,000,000 shares authorized;
    200 shares issued and outstanding.................           200      200
   Preferred Stock, $1.00 par value:
    20,000,000 shares authorized;
    No shares issued or outstanding...................             -        -
                                                            -------- --------

      Total liabilities and shareholders' equity......      $    200 $    200
                                                            ======== ========




     The accompanying notes are an integral part of these balance sheets.

                          NEW CENTURY ENERGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. Formation and Organization

     New Century Energies, Inc. ("NCE") was incorporated under the laws of the State of Delaware on August 21, 1995 with 50% of its outstanding 200 shares of common stock, $1.00 par value, purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

     NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), dated August 22, 1995, as amended on December 8, 1995, providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). NCE will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended. Accordingly, as part of the Merger, on January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for PSCo and SPS. Discussions with the SEC have been held and will continue, as needed, in an effort to expedite their approval. The Merger is expected to occur shortly after all of the conditions to the consummation of the Merger, including applicable regulatory approvals, are met or waived. It is expected that the Merger will be completed during the spring of 1997; however, the timing of the effective date of the Merger is primarily dependent upon the regulatory process as described below.

      Under the terms of the Merger Agreement, NCE will form PSCo Merger Corp., which will be merged with and into PSCo and NCE will form SPS Merger Corp., which will be merged with and into SPS. PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. At December 31, 1996, PSCo had 64.8 million common shares outstanding and SPS had 40.9 million common shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of PSCo owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE.

      NCE filed a registration statement on Form S-4 with the SEC which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the mergers discussed above. On January 31, 1996, the shareholders of PSCo and SPS approved the Merger Agreement.

     As noted above, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas, as well as the approval of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the Securities and Exchange Commission ("SEC"), the Federal Trade Commission and the U.S. Department of Justice ("DOJ") in addition to the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), as amended. The required authorizations from the Public Utilities Commission of the State of Colorado, the Public Utility Commission of Texas, the Public Service Commission of Wyoming, the New Mexico Public Utility Commission, the Kansas Corporation Commission, the NRC and the DOJ have been obtained. The waiting period under the HSR Act has expired. Related to FERC approval, hearings were held in late September 1996 and a non-unanimous settlement agreement was reached. On January 23, 1997, the sole party opposing the settlement agreement filed a notice with the FERC withdrawing all of its pleadings. PSCo and SPS have requested that the FERC give the matter expedited consideration, and accordingly a final FERC order is expected shortly. The Company expects that the SEC will make its ruling on the Merger within 30-60 days following the FERC decision.

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

2.  Related Party Transactions

     PSCo and SPS have incurred all costs related to the formation of NCE, including those costs associated with the registration of NCE's common stock and its application to be a registered public utility holding company. Such costs, approximately $2.0 and $1.5 million in 1996 and 1995, respectively, were not charged to NCE. Accordingly, the Company has no operating or cash flow activities to report in statements of income or statements of cash flows for the year ended December 31, 1996 and for the period from inception (August 22, 1995) to December 31, 1995.

     The cash held by NCE at December 31, 1995 was deposited into a PSCo bank account during the first quarter of 1996 and, accordingly, NCE has recognized this amount as a receivable from shareholder at December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Doyle R. Bunch II   Age 50      Mr.   Bunch   has  been  the   Executive   Vice
Chairman of the Board           President  of SPS  since  September  1987.  Mr.
and Secretary                   Bunch  held  the  position  of  Financial  Vice
                                President from April 1986 to September 1987. He also served as Secretary from July 1979 to January 1988. Mr. Bunch served as Treasurer from
                                September  1979 to April 1986.  He received  his
                                B.B.A in Accounting from Texas Tech University and is a Certified Public Accountant.

Richard C. Kelly    Age 50      Mr.  Kelly  has  been  Senior  Vice  President,
Director, President and         Finance of PSCo since  January  1990 and became
Treasurer                       Treasurer  in  June  1994.  He  has  served  as
                                Director of WestGas  InterState,  Inc., Cheyenne
                                Light,  Fuel & Power Co.,  Green and Clear Lakes
                                Company and 1480 Welton,  Inc., all wholly-owned
                                subsidiaries  of PSCo;  since April 1993,  March
                                1990,    December    1990   and   March    1989,
                                respectively,  and as Treasurer since July 1994.
                                Mr. Kelly serves as Director, Vice President and
                                Treasurer of e prime,  inc., also a wholly-owned
                                subsidiary   of  PSCo  and  Young  Gas   Storage
                                Company,  a wholly-owned  subsidiary of e-prime,
                                inc.;   since   January   1995  and  June  1995,
                                respectively.  In September  1996, Mr. Kelly was
                                elected to serve as Director of Texas-Ohio  Gas,
                                Inc.  and   Texas-Ohio   Pipeline   Inc.,   both
                                wholly-owned  subsidiaries of e prime, inc. PSCo
                                additionally has two wholly-owned  subsidiaries,
                                PS  Colorado  Credit   Corporation,   a  finance
                                company  with the primary  purpose of  financing
                                certain  of  PSCo's  current  assets,   and  PSR
                                Investment, Inc. that owns and manages life insurance policies for which Mr. Kelly has served as Director and Vice President since
                                March 1987 and September 1986, respectively.

     Mr. Bunch and Mr. Kelly were each elected to serve in the offices as listed above by the Board of Directors of NCE on September 16, 1996. Mr. Bunch and Mr. Kelly will hold each office until a successor for such offices shall have been appointed and shall have qualified.

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

     See Note 2. Related Party Transactions in Item 8. Financial Statements and Supplementary Data.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.
                                                                           Page
                                                                           ----
1. Financial Statements:

   Report of Independent Public Accountants...............................  3

   Balance Sheets at December 31, 1996 and 1995 ..........................  4

   Notes to Financial Statements..........................................  5

   The unaudited pro forma combined balance sheet and statements of income for NCE are incorporated herein by reference to the Registration Statement of NCE on Form S-4 (File No. 33-64951) and SPS's 1996 Annual Report on Form 10-K (File No. 1-3789)

2. Financial Statement Schedules:

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

   3(a) Restated Certificate of Incorporation of New Century Energies, Inc. (incorporated by reference to Annex VIII of Form S-4, File No. 33-64951).

   3(b) Restated Bylaws of New Century Energies, Inc. (incorporated by reference to Annex IX of Form S-4, File No. 33-64951).

   *10(a)Form of Employment Agreement between New Century Energies, Inc. and
         Bill D. Helton (incorporated by reference to Annex VI of Form S-4, File No. 33-64951).

   *10(b)Form of Employment Agreement between New Century Energies, Inc. and
         Wayne H. Brunetti (incorporated by reference to Annex VII of Form S-4, File No. 33-64951).

    23   The Consent of Arthur Andersen LLP is set forth at page 9 herein.

    27   Financial Data Schedule UT

(b) No reports on Form 8-K were filed during 1996 by the Registrant.

--------------

* Required to be filed as an Exhibit to this Form 10-K by Item 14(c) hereof.

                                                            EXHIBIT 23


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


   As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated December 11, 1995, covering the New Century Energies, Inc. balance sheet as of October 31, 1995, included in the Form S-4 Joint Proxy Statement/Prospectus Registration Statement of New Century Energies, Inc. File No. 33-64951.


                                                           ARTHUR ANDERSEN LLP

Denver, Colorado
February 6, 1997

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on the 10th day of February, 1997.

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


   Signature                      Title                          Date
--------------------------------------------------------------------------------

/s/Doyle R. Bunch II
____________________________ Principal Executive Officer     February 10, 1997
Doyle R. Bunch II
Chairman of the Board and
Secretary


/s/R. C. Kelly
____________________________ Principal Financial Officer      February 10, 1997
R. C. Kelly
Director, President and
Treasurer