Form 10-Q
period 1997-03-31
NEW CENTURY ENERGIES INC
filed 1997-05-14
CIK 1004858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES  EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

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

      As of May 13, 1997, 200 shares of the Registrant's Common Stock, $1 par value (the only class of common stock), were issued and outstanding.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements......................................  1
Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................  5


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.......  5
Item 5. Other Matters.............................................  5
Item 6. Exhibits and Reports on Form 8-K..........................  5
Signature.........................................................  6

                         PART I - FINANCIAL INFORMATION



Item l.  Financial Statements

                           NEW CENTURY ENERGIES, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                         March 31,  December 31,
                                                            1997        1996
                                                            ----        ----
                                                        (Unaudited)

Receivable from shareholder (Note 2)..................   $     200   $      200



                    LIABILITIES AND SHAREHOLDERS' EQUITY



Liabilities...........................................   $       -   $        -

Shareholders' equity
   Common Stock, $1.00 par value (Note 1):
    260,000,000 shares authorized;
    200 shares issued and outstanding.................         200          200
   Preferred Stock, $1.00 par value:
    20,000,000 shares authorized;
    No shares issued or outstanding...................           -            -
                                                           -------     --------

Total liabilities and shareholders' equity............   $     200   $      200
                                                         =========   ==========




     The accompanying notes are an integral part of these balance sheets.

                           NEW CENTURY ENERGIES, INC.

                          NOTES TO FINANCIAL STATEMENT
                                   (Unaudited)

1. Formation and Organization

      New Century Energies, Inc. ("NCE" or "the Company") was incorporated under the laws of the State of Delaware on August 21, 1995 with 50% of its outstanding 200 shares, $1.00 par value, common stock purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

      In August, 1995, NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for a business combination as peer firms involving PSCo and SPS in a "merger of equals" transaction (the "Merger"). Under the terms of the Merger Agreement, PSCo and SPS will be the surviving corporations and will become wholly-owned subsidiaries of NCE. Each share of NCE common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled, and no consideration shall be delivered in exchange for such stock. Each outstanding share of PSCo common stock, par value $5.00 per share, will be canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value, will be canceled and converted into the right to receive 0.95 of one share of NCE common stock. Based on the outstanding common stock of PSCo and SPS at March 31, 1997, the Merger would result in the common shareholders of PSCo owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE.

      NCE filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") which became effective on December 13, 1995 with respect to the shares of common stock of NCE issuable in the mergers discussed above. On April 21, 1997, a second Form S-4 was filed to register 1.5 million additional shares of common stock.

      The Merger is subject to customary closing conditions, including the receipt of all necessary shareholder approvals, governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas, as well as the approval of the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission ("SEC"), the Federal Trade Commission and the U.S. Department of Justice in addition to the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All required shareholder approvals and state and Federal regulatory agency authorizations have been received, except for the approval by the SEC. The Company expects that the SEC will make its ruling on the Merger in the second quarter of 1997 and the Merger will be completed at such time.

      NCE currently engages in no significant operations other than the organization of the proposed public utility holding company. Descriptions of the businesses of PSCo and SPS are contained in their reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 incorporated herein by reference.

2.  Related Party Transactions

      PSCo and SPS have incurred all costs related to the formation of NCE, including those costs associated with the registration of NCE's common stock and its application to be a registered public utility holding company. Such costs, approximately $0.2 million for the three months ended March 31, 1997
(approximately $3.7 million since inception), were not charged to NCE. Accordingly, the Company has no operating or cash flow activities to report in statements of income or statements of cash flows for the three month periods ended March 31, 1997 and 1996.

      The cash received from shareholders was deposited into a PSCo bank account during the first quarter of 1996 and, accordingly, NCE has recognized this amount as a receivable from shareholder in the accompanying balance sheets.

3.  Management's Representations

      In the opinion of the Company, the accompanying balance sheets include all adjustments necessary for the fair presentation of the financial position of NCE at March 31, 1997 and December 31, 1996. As discussed in Note 2, all costs related to the formation of NCE have been incurred by PSCo and SPS; therefore, the Company has no operating or cash flow activities to report in a statement of income or a statement of cash flows for the first quarter of 1997and 1996. The financial information and notes thereto should be read in conjunction with the financial information included in NCE's 1996 Annual Report filed with the SEC on Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.

We have reviewed the accompanying balance sheet of New Century Energies, Inc. (a Delaware corporation) as of March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of New Century Energies, Inc. as of December 31, 1996 (not presented herein), and, in our report dated February 6, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
May 12, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      NCE engages in no significant operations other than the organization of the proposed public utility holding company. See Note 1. Formation and Organization and Note 2. Related Party Transactions in Item 1. Financial Statements.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      On April 29, 1997, the shareholders of NCE elected the following persons as directors:

            Wayne H. Brunetti                         A. Barry Hirshfeld
            Coney C. Burgess                          J. Howard Mock
            Danny H. Conklin                          Will F. Nicholson, Jr.
            Giles M. Forbess                          J. Michael Powers
            Gayle L. Greer                            Rodney E. Slifer
            Bill D. Helton                            W. Thomas Stephens
            R. R. Hemminghaus                         Robert G. Tointon

      Subsequently, on May 1, 1997, the shareholders approved the New Century Energies, Inc. Omnibus Incentive Plan which was previously adopted by the NCE directors as noted below.

Item 5.  Other Matters

      On April 30, 1997, a Board of Directors meeting was held where the following officers of NCE listed were approved and authorized to proceed with organization and operation of NCE.

         Chairman of the Board and Chief Executive Officer     Bill D.Helton
         Vice Chairman, President and Chief Operating Officer  Wayne H.Brunetti
         Executive Vice President and Treasurer                Richard C. Kelly
         Senior Vice President                                 Patricia T. Smith
         Secretary                                             W. Wayne Brown
         Assistant Secretary                                   Carol J. Peterson
         Assistant Secretary                                   Mary Pullum
         Assistant Treasurer                                   James Steinhilper

      Additionally, the Board of Directors approved various administrative and organizational actions, including, among other things, the approval of an executive compensation plan and a shareholder rights agreement, adoption of the Omnibus Plan, a corporate seal, form of stock certificate and the appointment of General Counsel and independent public accountants.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27    Financial Data Schedule UT
      99    NCE Unaudited Pro Forma Combined Financial Information

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 1997.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                          Executive Vice President and Treasurer

Dated:  May 13, 1997

                                                                      EXHIBIT 99

            NCE UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

      The following unaudited pro forma combined balance sheets at March 31, 1997 and December 31, 1996 give effect to the Merger as if it had occurred at March 31, 1997 and December 31, 1996, respectively. The unaudited pro forma combined statements of income for the three months ended March 31, 1997 and for each of the three years ended December 31, 1996 give effect to the Merger as if it had occurred on January 1, 1994. These statements are prepared on the basis of accounting as required under a pooling of interests and do not reflect any cost savings or other synergies anticipated by management as a result of the Merger. Accordingly, the pro forma information is not necessarily indicative of the financial position or results of operations that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future operating results or financial condition.

                           NEW CENTURY ENERGIES, INC.
                  UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (Thousands of Dollars)
                                 March 31, 1997

                                     ASSETS

                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Property, plant and equipment, at cost:
   Electric ...............................   $4,012,454  $2,519,287  $6,531,741
   Gas.....................................    1,067,579           -   1,067,579
   Steam...................................       17,750           -      17,750
   Other...................................       60,626      38,149      98,775
   Common to all departments...............      429,123           -     429,123
   Construction in progress................      108,101     103,825     211,926
                                                 -------     -------     -------
                                               5,695,633   2,661,261   8,356,894
   Less: accumulated depreciation .........    2,079,254     956,944   3,036,198
                                               ---------     -------   ---------
     Total property, plant and equipment...    3,616,379   1,704,317   5,320,696
                                               ---------   ---------   ---------


Investments, at cost, and receivables......       43,058      35,153      78,211


Current assets:
   Cash and temporary cash investments.....      368,418      50,709     419,127
   Accounts receivable - net...............      203,604      64,169     267,773
   Accrued unbilled revenues...............       69,992      15,634      85,626
   Recoverable purchased gas and electric
      energy costs ........................       63,365      11,456      74,821
   Materials and supplies, at average cost.       47,419      18,149      65,568
   Fuel inventory, at average cost.........       24,572       2,318      26,890
   Gas in underground storage, at cost (LIFO)     19,954           -      19,954
   Regulatory assets recoverable within one year  44,020           -      44,020
   Prepaid expenses and other..............       40,375       7,754      48,129
                                                  ------       -----      ------
    Total current assets...................      881,719     170,189   1,051,908
                                                 -------     -------   ---------


Deferred charges:
   Regulatory assets.......................      291,764     129,358     421,122
   Unamortized debt expense ...............       11,908       9,814      21,722
   Other...................................       68,152      41,421     109,573
                                                 -------     -------     -------
    Total deferred charges.................      371,824     180,593     552,417
                                                 -------     -------     -------
                                              $4,912,980  $2,090,252  $7,003,232
                                              ==========  ==========  ==========

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
                  UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (Thousands of Dollars)
                                 March 31, 1997

                             CAPITAL AND LIABILITIES

                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Common stock (2) ..........................   $  326,350  $   40,918  $  104,142
Paid in capital (2)........................      739,522     307,484   1,310,132
Retained earnings (5)......................      415,513     379,062     787,122
                                                 -------     -------     -------
    Total common equity....................    1,481,385     727,464   2,201,396

Preferred stock:
   Not subject to mandatory redemption.....      140,008           -     140,008
   Subject to mandatory redemption at par..       39,913           -      39,913
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust          -     100,000     100,000
Long-term debt.............................    1,482,816     620,597   2,103,413
                                               ---------     -------   ---------
                                               3,144,122   1,448,061   4,584,730

Noncurrent liabilities:
   Employees' postretirement benefits other
      than pensions .......................       55,940       3,158      59,098
   Employees' postemployment benefits......       25,182       1,340      26,522
                                                 -------     -------     -------
    Total noncurrent liabilities...........       81,122       4,498      85,620
                                                 -------     -------     -------

Current liabilities:
   Notes payable and commercial paper......      295,400     119,586     414,986
   Long-term debt due within one year......      255,076         229     255,305
   Preferred stock subject to mandatory
     redemption within one year ...........        2,576           -       2,576
   Accounts payable........................      154,394      76,758     231,152
   Dividends payable.......................       37,210           -      37,210
   Customers' deposits.....................       22,286       5,761      28,047
   Accrued taxes...........................       85,675      13,948      99,623
   Accrued interest........................       27,885       9,672      37,557
   Defueling and decommissioning liability.        7,913           -       7,913
   Current portion of accumulated deferred
     income taxes .........................       21,280      (3,568)     17,712
   Merger costs (5)........................            -           -       7,453
   Other...................................       53,935      29,162      83,097
                                                 -------     -------     -------
    Total current liabilities..............      963,630     251,548   1,222,631
                                                 -------     -------   ---------

Deferred credits:
   Customers' advances for construction ...       47,013         412      47,425
   Unamortized investment tax credits .....      104,676       5,657     110,333
   Accumulated deferred income taxes.......      542,372     369,304     911,676
   Other...................................       30,045      10,772      40,817
                                                 -------     -------     -------
    Total deferred credits.................      724,106     386,145   1,110,251
                                                 -------     -------   ---------
                                              $4,912,980  $2,090,252  $7,003,232
                                              ==========  ==========  ==========

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
                  UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (Thousands of Dollars)
                                December 31, 1996

                                     ASSETS

                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Property, plant and equipment, at cost:
   Electric ...............................   $3,931,413  $2,517,580  $6,448,993
   Gas.....................................    1,035,394           -   1,035,394
   Steam...................................       17,476           -      17,476
   Other...................................       60,749      37,541      98,290
   Common to all departments...............      418,262           -     418,262
   Construction in progress................      181,597      79,346     260,943
                                                 -------     -------     -------
                                               5,644,891   2,634,467   8,279,358
   Less: accumulated depreciation .........    2,045,996     944,279   2,990,275
                                               ---------     -------   ---------
     Total property, plant and equipment...    3,598,895   1,690,188   5,289,083
                                               ---------   ---------   ---------


Investments, at cost, and receivables......       46,550      34,446      80,996


Current assets:
   Cash and temporary cash investments.....        9,406      40,609      50,015
   Accounts receivable - net...............      218,132      67,780     285,912
   Accrued unbilled revenues...............       85,894      20,304     106,198
   Recoverable purchased gas and electric
     energy costs .........................       31,288      15,715      47,003
   Materials and supplies, at average cost.       48,972      17,776      66,748
   Fuel inventory, at average cost.........       24,739       2,320      27,059
   Gas in underground storage, at cost (LIFO)     42,826           -      42,826
   Regulatory assets recoverable within one year  44,110           -      44,110
   Prepaid expenses and other..............       41,790       7,469      49,259
                                                 -------     -------     -------
    Total current assets...................      547,157     171,973     719,130
                                                 -------     -------     -------


Deferred charges:
   Regulatory assets.......................      304,456     107,834     412,290
   Unamortized debt expense ...............       10,975       9,864      20,839
   Other...................................       64,615      30,489      95,104
                                                 -------     -------     -------
    Total deferred charges.................      380,046     148,187     528,233
                                                 -------     -------     -------
                                              $4,572,648  $2,044,794  $6,617,442


        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
                  UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (Thousands of Dollars)
                                December 31, 1996

                             CAPITAL AND LIABILITIES

                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Common stock (2) ..........................   $  324,094 $    40,918  $  103,691
Paid in capital (2)........................      724,353     307,484   1,293,158
Retained earnings (5)......................      389,841     383,350     764,646
                                                 -------     -------     -------
    Total common equity....................    1,438,288     731,752   2,161,495

Preferred stock:
   Not subject to mandatory redemption.....      140,008           -     140,008
   Subject to mandatory redemption at par..       39,913           -      39,913
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust          -     100,000     100,000
Long-term debt.............................    1,259,528     620,400   1,879,928
                                               ---------     -------   ---------
                                               2,877,737   1,452,152   4,321,344

Noncurrent liabilities:
   Employees' postretirement benefits other
     than pensions ........................       55,677       2,967      58,644
   Employees' postemployment benefits......       25,182       2,369      27,551
                                                  ------      ------      ------
    Total noncurrent liabilities...........       80,859       5,336      86,195
                                                  ------       -----      ------

Current liabilities:
   Notes payable and commercial paper......      244,725      53,836     298,561
   Long-term debt due within one year......      155,030      15,231     170,261
   Preferred stock subject to mandatory
     redemption within one year ...........        2,576           -       2,576
   Accounts payable........................      254,256      63,004     317,260
   Dividends payable.......................       36,973           -      36,973
   Customers' deposits.....................       21,441       5,842      27,283
   Accrued taxes...........................       58,990      19,999      78,989
   Accrued interest........................       33,797      13,151      46,948
   Defueling and decommissioning liability.        8,665           -       8,665
   Current portion of accumulated deferred
     income taxes .........................        4,560       3,583       8,143
   Merger costs (5)........................            -           -       8,545
   Other...................................       69,203      28,503      97,706
                                                 -------     -------     -------
    Total current liabilities..............      890,216     203,149   1,101,910
                                                 -------     -------   ---------

Deferred credits:
   Customers' advances for construction....       50,269         366      50,635
   Unamortized investment tax credits .....      105,928       5,719     111,647
   Accumulated deferred income taxes.......      539,082     367,272     906,354
   Other...................................       28,557      10,800      39,357
                                                 -------     -------     -------
    Total deferred credits.................      723,836     384,157   1,107,993
                                                 -------     -------   ---------
                                              $4,572,648  $2,044,794  $6,617,442
                                              ==========  ==========  ==========

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                 (Thousands of Dollars, Except per Share Data)
                  For the three months ended March 31, 1997


                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Operating revenues:
   Electric................................   $  373,953  $ 214,495   $ 588,448
   Gas.....................................      291,825          -     291,825
   Other...................................       11,882      6,800      18,682
                                                 -------    -------     -------
                                                 677,660    221,295     898,955

Operating expenses:
   Fuel used in generation.................       44,261    104,618     148,879
   Purchased power.........................      122,626      5,207     127,833
   Gas purchased for resale................      207,352          -     207,352
   Other operating expenses................       82,828     30,020     112,848
   Maintenance.............................       15,113      6,931      22,044
   Depreciation and amortization...........       42,857     18,230      61,087
   Taxes (other than income taxes) ........       22,488     11,526      34,014
   Income taxes............................       35,317     10,292      45,609
                                                 -------    -------     -------
                                                 572,842    186,824     759,666
                                                 -------    -------     -------
Operating income...........................      104,818     34,471     139,289

Other income and deductions:
   Allowance for equity funds used during
     construction .........................            -          5           5
   Miscellaneous income and deductions - net        (889)    (2,522)     (3,411)
                                                    ----     ------       -----
                                                    (889)    (2,517)     (3,406)

Interest charges:
   Interest on long-term debt..............       26,906     11,025      37,931
   Amortization of debt discount and expense
     less premium .........................          928        562       1,490
   Other interest..........................       14,675      1,026      15,701
   Allowance for borrowed funds used during
     construction .........................       (1,461)      (840)     (2,301)
   Dividend requirements on preferred stock
     of subsidiaries ......................            -      1,963       4,906
                                                    ----      -----       -----
                                                  41,048     13,736      57,727
                                                  ------     ------      ------
Net income.................................       62,881     18,218      78,156
Dividend requirements on preferred stock...        2,943          -           -
                                                 -------    -------     -------
Earnings available for common stock........      $59,938    $18,218     $78,156
                                                 =======    =======     =======

Weighted average common shares outstanding (2)    65,122     40,918     103,994
                                                  ======    =======     =======

Earnings per weighted average share of
  common stock outstanding ................        $0.92      $0.45       $0.75
                                                   =====      =====       =====

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                 (Thousands of Dollars, Except per Share Data)
                          Year ended December 31, 1996


                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Operating revenues:
   Electric................................   $1,488,990  $  927,549 $2,416,539
   Gas.....................................      640,497           -    640,497
   Other...................................       41,899      32,047     73,946
                                                 -------     -------    -------
                                               2,171,386     959,596  3,130,982

Operating expenses:
   Fuel used in generation.................      195,442     439,838    635,280
   Purchased power.........................      490,428      20,154    510,582
   Gas purchased for resale................      393,163           -    393,163
   Other operating expenses................      336,100     133,657    469,757
   Maintenance.............................       63,908      34,916     98,824
   Depreciation and amortization...........      154,631      70,234    224,865
   Taxes (other than income taxes) ........       82,899      46,081    128,980
   Income taxes............................       96,331      57,322    153,653
                                                 -------     -------    -------
                                               1,812,902     802,202  2,615,104
                                               ---------     -------  ---------
Operating income...........................      358,484     157,394    515,878

Other income and deductions:
   Allowance for equity funds used during
     construction                                    757         179        936
   Miscellaneous income and deductions - net     (19,015)    (10,202)   (29,217)
                                                 -------     -------    -------
                                                 (18,258)    (10,023)   (28,281)

Interest charges:
   Interest on long-term debt..............       92,205      46,096    138,301
   Amortization of debt discount and expense
     less premium .........................        3,621       2,145      5,766
   Other interest..........................       57,398       6,241     63,639
   Allowance for borrowed funds used during
     construction                                 (3,344)     (2,601)    (5,945)
   Dividend requirements on preferred stock
     of subsidiaries                                   -       1,526     13,495
                                                     ---       -----     ------
                                                 149,880      53,407    215,256
                                                 -------      ------    -------
Net income.................................      190,346      93,964    272,341
Dividend requirements on preferred stock...       11,848         121          -
                                                 -------     -------    -------
Earnings available for common stock........     $178,498     $93,843   $272,341
                                                ========     =======   ========

Weighted average common shares outstanding (2)    64,187      40,918    103,059
                                                  ======      ======    =======

Earnings per weighted average share of common
  stock outstanding .......................        $2.78       $2.29      $2.64
                                                   =====       =====      =====

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                 (Thousands of Dollars, Except per Share Data)
                          Year ended December 31, 1995


                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Operating revenues:
   Electric................................   $1,449,096  $ 852,510  $2,301,606
   Gas.....................................      624,585          -     624,585
   Other...................................       36,920     42,623      79,543
                                                 -------    -------     -------
                                               2,110,601    895,133   3,005,734
Operating expenses:
   Fuel used in generation.................      181,995    376,544     558,539
   Purchased power.........................      481,958      6,485     488,443
   Gas purchased for resale................      392,680          -     392,680
   Other operating expenses(3).............      346,025    137,892     483,917
   Maintenance.............................       64,069     28,656      92,725
   Depreciation and amortization...........      141,380     66,990     208,370
   Taxes (other than income taxes) ........       81,319     44,057     125,376
   Income taxes............................       95,357     69,840     165,197
                                                 -------    -------     -------
                                               1,784,783    730,464   2,515,247
                                               ---------    -------   ---------
Operating income...........................      325,818    164,669     490,487

Other income and deductions:
   Allowance for equity funds used during
     construction .........................        3,782        245       4,027
   Miscellaneous income and deductions - net (3)  (6,838)     2,026      (4,812)
                                                  ------      -----      ------
                                                  (3,056)     2,271        (785)

Interest charges:
   Interest on long-term debt..............       85,832     42,428     128,260
   Amortization of debt discount and expense
     less premium .........................        3,278      2,047       5,325
   Other interest..........................       58,109      2,475      60,584
   Allowance for borrowed funds used during
     construction .........................       (3,313)    (2,744)     (6,057)
   Dividend requirements on preferred stock
     of subsidiaries ......................            -          -      17,588
                                                 143,906     44,206     205,700
                                                 -------    -------     -------
Net income.................................      178,856    122,734     284,002
Dividend requirements on preferred stock...       11,963      5,625           -
                                                 -------    -------     -------
Earnings available for common stock........   $  166,893  $ 117,109  $  284,002
                                                ========   ========    ========

Weighted average common shares outstanding (2)    62,932     40,918     101,804
                                                 =======    =======     =======

Earnings per weighted average share of
  common stock outstanding ................        $2.65      $2.86       $2.79
                                                   =====      =====       =====

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                 (Thousands of Dollars, Except per Share Data)
                          Year ended December 31, 1994


                                                  PSCo       SPS       Pro Forma
                                                  ----       ---       ---------

Operating revenues:
   Electric................................   $1,399,836  $  824,008 $2,223,844
   Gas.....................................      624,922           -    624,922
   Other...................................       32,626      39,028     71,654
                                                 -------     -------    -------
                                               2,057,384     863,036  2,920,420

Operating expenses:
   Fuel used in generation.................      198,118     386,796    584,914
   Purchased power.........................      437,087       4,401    441,488
   Gas purchased for resale................      397,877           -    397,877
   Other operating expenses................      369,094     140,221    509,315
   Maintenance.............................       67,097      30,276     97,373
   Defueling and decommissioning...........       43,376           -     43,376
   Depreciation and amortization...........      139,035      60,232    199,267
   Taxes (other than income taxes) ........       86,408      42,993    129,401
   Income taxes............................       48,500      57,126    105,626
                                                 -------     -------    -------
                                               1,786,592     722,045  2,508,637
                                               ---------     -------  ---------
Operating income...........................      270,792     140,991    411,783
Other income and deductions:
   Allowance for equity funds used during
     construction ........................         3,140         179      3,319
   Gain on sale of WestGas Gathering, Inc.        34,485           -     34,485
   Miscellaneous income and deductions - net      (6,014)     (2,695)    (8,709)
                                                  -------     ------     ------
                                                  31,611      (2,516)    29,095

Interest charges:
   Interest on long-term debt..............       89,005      37,720    126,725
   Amortization of debt discount and expense
     less premium .........................        3,126       2,020      5,146
   Other interest..........................       44,021       2,406     46,427
   Allowance for borrowed funds used during
     construction .........................       (4,018)     (1,303)    (5,321)
   Dividend requirements on preferred stock
     of subsidiaries ......................            -           -     16,892
                                                     ---         ---     ------
                                                 132,134      40,843    189,869
                                                 -------      ------    -------
Net income.................................      170,269      97,632    251,009
Dividend requirements on preferred stock...       12,014       4,878          -
                                                 -------       -----       ----
Earnings available for common stock........   $  158,255  $   92,754  $ 251,009
                                              ==========  ==========  =========

Weighted average common shares outstanding (2)    61,547      40,918    100,419
                                                  ======      ======    =======

Earnings per weighted average share of
     common stock outstanding .............        $2.57       $2.27      $2.50
                                                   =====       =====       =====

        The accompanying notes to unaudited pro forma combined financial information are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.

         Notes to Unaudited Pro Forma Combined Financial Information


      (1) The unaudited pro forma combined statements of income have been prepared from the historical consolidated financial statements of PSCo and SPS and are presented as if the companies were combined during all periods presented herein. Certain items have been reclassified on the consolidated financial statements of SPS to conform with the NCE presentation.

      (2) The unaudited pro forma combined balance sheets and statements of income reflect the conversion of each outstanding share of PSCo Common Stock into one share of NCE Common Stock, and each outstanding share of SPS Common Stock into 0.95 of one share of NCE Common Stock in accordance with the terms of the Merger.

      (3) There were no intercompany transactions and, accordingly, no pro forma elimination adjustments were made.

      (4) For a discussion regarding material commitments and contingencies relating to PSCo and SPS, refer to their respective 1996 Annual Reports on Form 10-K and SPS's Form 10-Q for the quarters ended February 28, 1997 and November 30, 1996 and PSCo's Forms 8-K filed during the first quarter of 1997.

      (5) The unaudited pro forma combined financial statements include nonrecurring charges directly related to the Merger totaling approximately $1.0 million for the three months ended March 31, 1997 and approximately $9.4 million and $6.8 million for the years ended December 31, 1996 and 1995, respectively. These nonrecurring charges include merger transaction costs and benefits expense resulting from an accelerated vesting of certain benefits. The unaudited pro forma combined statements of income do not reflect future nonrecurring charges directly related to the Merger. Those costs are estimated to total approximately $7.5 million and $8.5 million at March 31, 1997 and at December 31, 1996, respectively. The pro forma combined balance sheets at March 31, 1997 and December 31, 1996 have been adjusted to include these items with the recognition of additional current liabilities and the reduction of retained earnings.