Form 10-Q
period 1997-06-30
NEW CENTURY ENERGIES INC
filed 1997-08-14
CIK 1004858

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
                        Commission file number 1-12927



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






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On July 31, 1997, 200 shares of the Registrant's Common Stock, $1 par value (the only class of common stock), were issued and outstanding. On August 1, 1997, the Registrant canceled all shares previously outstanding and issued approximately 104,469,457 shares of its Common Stock, $1 par value, for all of the outstanding common stock of Public Service Company of Colorado and Southwestern Public Service Company.

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements......................................         1
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................         6


                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.......         6
Item 5. Other Matters.............................................         6
Item 6. Exhibits and Reports on Form 8-K..........................         6
Signatures........................................................         8
Exhibit 15........................................................         9

                        PART I - FINANCIAL INFORMATION



Item l.  Financial Statements

                          NEW CENTURY ENERGIES, INC.
                                BALANCE SHEETS

                                    ASSETS


                                                          June 30,  December 31,
                                                            1997       1996
                                                        (Unaudited)

Receivable from shareholder (Note 2)..................   $     200   $      200



                     LIABILITIES AND SHAREHOLDERS' EQUITY



Liabilities...........................................   $       -     $      -

Shareholders' equity -
  Common Stock, $1.00 par value (Note 1):
    260,000,000 shares authorized;
    200 shares issued and outstanding.................         200          200
  Preferred Stock, $1.00 par value:
    20,000,000 shares authorized;
    No shares issued or outstanding...................           -            -
                                                              ----         ----

Total liabilities and shareholders' equity............      $  200     $    200
                                                            ======     ========




     The accompanying notes are an integral part of these balance sheets.

                          NEW CENTURY ENERGIES, INC.

                         NOTES TO FINANCIAL STATEMENT
                                 (Unaudited)

1. Formation and Organization

      New Century Energies, Inc. ("NCE" or the "Company") was incorporated under the laws of the State of Delaware on August 21, 1995 with 50% of its outstanding 200 shares, $1.00 par value, of common stock purchased by Public Service Company of Colorado ("PSCo") and 50% purchased by Southwestern Public Service Company ("SPS").

   In August 1995, NCE, PSCo and SPS entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for a business combination as peer firms involving PSCo and SPS in a tax-free "merger of equals" transaction (the "Merger"). Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged and became wholly-owned subsidiaries of NCE, which will be a registered holding company under the Public Utility Holding Company Act of 1935. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Based on the outstanding common stock of PSCo and SPS at August 1, 1997, the Merger resulted in the common shareholders of PSCo owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE.

   Effective with the Merger, the utility and certain non-utility subsidiaries of PSCo were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, to NCE. NCE then made a capital contribution of those non-utilities' stock, at net book value, to NC Enterprises Inc., a new intermediate holding company of NCE. Such transfers and subsequent contributions are not expected to have a material impact on PSCo's financial statements. Effective with the Merger, the common stock of Quixx Corporation and Utility Engineering Corporation, wholly-owned subsidiaries of SPS, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value (approximately $118.7 million) to NC Enterprises Inc. in exchange for notes payable debt of NC Enterprises Inc. These notes payable have thirty-year terms and bear interest at a rate of 7.25% per year with annual interest payments due beginning August 1, 1998 and annual principal payments due beginning August 1, 2001.

     NCE engaged in no significant operations other than the organization of the public utility holding company prior to August 1, 1997. Descriptions of the businesses of PSCo and SPS are contained in their reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, including the respective Form 10-Q's for the quarter ended June 30, 1997, incorporated herein by reference.

     Operating revenues and net income for the three months and six months ended June 30, 1997 and 1996, for PSCo, SPS and NCE on a pro-forma basis are as follows (in millions):

                                      PSCo             SPS           NCE*
                                      ----             ---           ----
Three months ended June 30, 1997:
    Operating revenues             $   543        $    243       $    786
    Net income                          31               6             34

Three months ended June 30, 1996:
    Operating revenues             $   485        $    248       $    733
    Net income                          35              28             59

Six months ended June 30, 1997:
    Operating revenues             $ 1,220        $    465       $  1,685
    Net income                          93              25            112

Six months ended June 30, 1996:
    Operating revenues             $ 1,108        $    464       $  1,572
    Net income                          99              43            136

* NCE's net income is net of dividend requirements on preferred stock of subsidiaries

2.  Related Party Transactions

      PSCo and SPS have incurred all costs related to the formation of NCE, including those costs associated with the registration of NCE's common stock and its application to be a registered public utility holding company. Such costs, approximately $0.3 million for the six months ended June 30, 1997 (approximately $3.7 million since inception), were not charged to NCE. Accordingly, the Company has no operating or cash flow activities to report in statements of income or statements of cash flows for the six month periods ended June 30, 1997 and 1996.

      The cash received from shareholders was deposited into a PSCo bank account during the first quarter of 1996 and, accordingly, NCE has recognized this amount as a receivable from shareholder in the accompanying balance sheets.

3.     Capital Stock

Shareholder Rights

      On April 30, 1997, the Board of Directors declared that a dividend of one right for each Common Share be paid on the effective date of the business combination among the Company, PSCo and SPS to shareholders of record of the common shares issued and outstanding at the close of business on the day before the effective date of the business combination. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-hundredth share. Additionally, the Board of Directors created a Series A Junior Participating Preferred Stock, $1 par value, and reserved 2,600,000 shares for issuance upon exercise of the Rights. In the event any person or group acquires 10% or more of the Company's common stock, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. In addition, the Board of Directors may, at its option after a person or group acquires 10% or more of the Company's common stock, exchange all or part of the rights for shares of the Company's common stock. In the event that the Company is acquired in a merger or other business combination of 50% or more of the Company's assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The Company may redeem the rights at a price of $.001 per right at any time prior to the tenth day following the date any person or group acquires 10% or more of the Company's common stock. The rights expire 10 years after the record date, unless earlier redeemed or exchanged by the Company.

4. Capital Sources

Short-Term Borrowing Arrangements

      NCE is arranging a $225 million credit facility which is expected to be in place shortly after the effective date of the Merger. NCE can only borrow $100 million under this credit facility until the outstanding common stock of PS Colorado Credit Corporation, a wholly-owned subsidiary of PSCo, is transferred to NCE. In addition, NCE has arranged a $30 million bridge loan facility to provide the funds necessary for the repayment of certain pre-merger PSCo subsidiary short-term borrowings to permit the transfer of such subsidiaries to NCE or to NC Enterprises, Inc., on the effective date of the merger.

Registration Statement

      On June 6, 1997, the Company filed a registration statement with the SEC for the issuance of 10 million shares of common stock to be issued under the Company's Dividend Reinvestment and Cash Payment Plan. Any proceeds received by the Company will be used for general corporate purposes. This program allows for either the purchase of shares on the open market or the issuance of new shares. The Dividend Reinvestment Plan allows the Company's shareholders to purchase additional shares of the Company's common stock through the reinvestment of cash dividends and to purchase additional shares of common stock with optional cash payments.

5.  Management's Representations

      In the opinion of the Company, the accompanying balance sheets include all adjustments necessary for the fair presentation of the financial position of NCE at June 30, 1997 and December 31, 1996. As discussed in Note 2, all costs related to the formation of NCE have been incurred by PSCo and SPS; therefore, the Company has no operating or cash flow activities to report in a statement of income or a statement of cash flows for the first six months of 1997 and 1996. The financial information and notes thereto should be read in conjunction with the financial information included in NCE's 1996 Annual Report on Form 10-K and NCE's Form 8-K dated August 1, 1997 in connection with the consummation of the Merger.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.

We have reviewed the accompanying balance sheet of New Century Energies, Inc. (a Delaware corporation) as of June 30, 1997. This financial statement is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statement referred to above for it to be in conformity with generally accepted accounting principles.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
August 8, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      NCE engaged in no significant operations other than the organization of the public utility holding company. See Note 1. Formation and Organization and Note 2. Related Party Transactions in Item 1. Financial Statements.

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

         Chairman of the Board and Chief Executive Officer     Bill D. Helton
         Vice Chairman, President and Chief Operating Officer  Wayne H.Brunetti
         Executive Vice President and Treasurer                Richard C. Kelly
         Senior Vice President                                 Patricia T. Smith
         Secretary                                             W. Wayne Brown
         Assistant Secretary                                   Carol J. Peterson
         Assistant Secretary                                   Mary Pullum
         Assistant Treasurer                                   James Steinhilper

      Additionally, the Board of Directors approved various administrative and organizational actions including, among other things, the approval of an executive compensation plan and a shareholder rights agreement, adoption of the Omnibus Plan, a corporate seal, form of stock certificate and the appointment of General Counsel and independent public accountants.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27    Financial Data Schedule UT

(b)  Reports on Form 8-K

     - A report for NCE on Form 8-K dated August 1, 1997, was filed on August 1, 1997 which includes Item 2. Acquisition or Disposition of Assets and
     Item 7. Financial Statements and Exhibits:

     On August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS combined to form NCE with the result that the common shareholders of PSCo and SPS became the common shareholders of NCE.

     Exhibits in the Form 8-K included:

     Exhibit No.          Description
     -----------          -----------

     99-1     News Release of New Century Energies, Inc., dated August 1, 1997

     99-2 Supplemental Consolidated Financial Statements for the following periods were included:

            -supplemental consolidated balance sheets as of December 31, 1996 and 1995 and the related supplemental consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994.

     99-3     Supplemental Consolidated Condensed Quarterly Financial Statements

           -supplemental consolidated condensed balance sheets as of March 31, 1997 and the related supplemental consolidated condensed statements of income and cash flows statements for the three months ended March 31, 1997 and March 31, 1996.

     - A report for NCE on Form 8-K dated August 1, 1997, was filed on August 4, 1997 which includes Item 5. Other Events and Item 7. Financial Statements and Exhibits:

      On August 4, 1997, NCE filed as an exhibit, the Rights Agreement (the "Rights Agreement"), dated as of August 1, 1997, between NCE and The Bank of New York, as Rights Agent. The Rights Agreement describes the terms of certain shareholder rights declared by the Board of Directors on April 30, 1997. These rights are discussed further in Note 3. Capital Stock-Shareholder Rights of Item 1. FINANCIAL STATEMENTS of the current Form 10-Q report.

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

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                   Executive Vice President and Chief Financial
                                      Officer, Financial and Support Services


Dated:  August  14, 1997

                                                                      Exhibit 15

August 8, 1997


New Century Energies, Inc.:

     We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan and the Company's Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan, its Form 10-Q for the quarter ended June 30, 1997, which includes our report dated August 8, 1997, covering the unaudited financial statement contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP