Form 10-Q
period 1997-09-30
NEW CENTURY ENERGIES INC
filed 1997-11-14
CIK 1004858

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

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





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On November 10, 1997, 104,616,824 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $4,433,137,197.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements .............................................  1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 19


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 28

Item 6.  Exhibits and Reports on Form 8-K.................................. 28

SIGNATURE.................................................................. 29

EXHIBIT 15 ................................................................ 31





















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission, including this report.

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
--------------------------------------------------------------------------------
AEP......................................................American Electric Power
CDPHE.......................Colorado Department of Public Health and Environment
Cheyenne..................................Cheyenne Light, Fuel and Power Company
Company or NCE........................................New Century Energies, Inc.
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court..............................District Court in and for the
                                                       City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
DSMCA.....................................Demand Side Management Cost Adjustment
ECA.......................................................Energy Cost Adjustment
e prime...........................................e prime, inc. and subsidiaries
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain................Fort St. Vrain Nuclear Electric Generating Station
Fuelco..........Fuel Resources Development Co., a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
Merger.............................the business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE...................................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NMPUC.......................................New Mexico Public Utility Commission
NOx...............................................................Nitrogen Oxide
PSCo..........................................Public Service Company of Colorado
PUHCA.................................Public Utility Holding Company Act of 1935
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
Quixx.........................................Quixx Corporation and Subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
       "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
          to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                     September 30,  December 31,
                                                         1997          1996
                                                         ----          ----
                                                     (Unaudited)
Property, plant and equipment, at cost:
   Electric .....................................      $6,589,738   $6,448,993
   Gas...........................................       1,105,777    1,035,394
   Steam and other...............................         117,902      115,766
   Common to all departments.....................         422,404      418,262
   Construction in progress......................         318,019      260,943
                                                          -------      -------
                                                        8,553,840    8,279,358
   Less: accumulated depreciation ...............       3,130,928    2,990,275
                                                        ---------    ---------
     Total property, plant and equipment.........       5,422,912    5,289,083
                                                        ---------    ---------



Investments, at cost:
   Investment in unconsolidated subsidiaries (Note 4).    302,862       29,672
   Other..............................................     41,768       51,324
                                                          -------       ------
    Total investments.................................    344,630       80,996
                                                          -------       ------


Current assets:
   Cash and temporary cash investments................     57,433       50,015
   Accounts receivable, less reserve for uncollectible
     accounts ($8,583 at September 30, 1997; $6,623 at
     December 31, 1996) ..............................    276,528      285,912
   Accrued unbilled revenues..........................     87,389      106,198
   Recoverable purchased gas and electric energy costs
     - net (Note 1) ..................................     91,124       47,003
   Materials and supplies, at average cost............     67,183       66,748
   Fuel inventory, at average cost....................     27,627       27,059
   Gas in underground storage, at cost (LIFO).........     53,774       42,826
   Regulatory assets recoverable within one year (Note 1)  60,545       52,110
   Prepaid expenses and other.........................     55,982       46,773
                                                           ------       ------
    Total current assets..............................    777,585      724,644
                                                          -------      -------


Deferred charges:
   Regulatory assets (Note 1).........................    380,759      414,001
   Unamortized debt expense ..........................     21,876       20,839
   Other..............................................    117,317       87,879
                                                          -------       ------
    Total deferred charges............................    519,952      522,719
                                                          -------      -------
                                                       $7,065,079   $6,617,442
                                                       ==========   ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                         1997          1996
                                                         ----          ----
                                                     (Unaudited)

Common stock.......................................... $1,432,247   $1,396,849
Retained earnings.....................................    637,223      773,191
                                                          -------      -------
    Total common equity...............................  2,069,470    2,170,040

Preferred stock of subsidiaries:
   Not subject to mandatory redemption................    140,002      140,008
   Subject to mandatory redemption at par.............     39,254       39,913
SPS obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS (Note 6) .............    100,000      100,000
Long-term debt of subsidiaries........................  1,989,177    1,879,928
                                                        ---------    ---------
                                                        4,337,903    4,329,889

Noncurrent liabilities:
  Employees' postretirement benefits other than pensions   62,308       58,551
   Employees' postemployment benefits.................     25,679       27,551
                                                           ------       ------
    Total noncurrent liabilities......................     87,987       86,102
                                                           ------       ------

Current liabilities:
   Notes payable and commercial paper.................    672,892      298,561
   Long-term debt due within one year.................    312,420      170,261
   Preferred stock subject to mandatory redemption
     within one year                                        2,576        2,576
   Accounts payable...................................    229,757      317,260
   Dividends payable..................................     73,244       36,973
   Customers' deposits................................     27,879       27,283
   Accrued taxes......................................     70,221       78,989
   Accrued interest...................................     39,705       46,948
   Defueling and decommissioning liability............      2,399        8,665
   Current portion of accumulated deferred income taxes    31,260        8,143
   Other..............................................     76,012       97,799
                                                           ------       ------
    Total current liabilities.........................  1,538,365    1,093,458
                                                        ---------    ---------

Deferred credits:
   Customers' advances for construction...............     51,418       50,635
   Unamortized investment tax credits ................    107,704      111,647
   Accumulated deferred income taxes .................    905,057      906,354
   Other..............................................     36,645       39,357
                                                          -------       ------
    Total deferred credits............................  1,100,824    1,107,993

Commitments and contingencies (Notes 2 and 3).........
                                                       $7,065,079   $6,617,442
                                                       ==========   ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars Except per Share Data)

                                                            Three Months Ended
                                                              September 30,
                                                            1997         1996
                                                            ----         ----
Operating revenues:
   Electric..........................................    $670,787     $638,999
   Gas...............................................     109,396       81,364
   Other.............................................      23,971       19,043
                                                         --------     --------
                                                          804,154      739,406
Operating expenses:
   Fuel used in generation...........................     199,726      172,789
   Purchased power...................................     138,149      128,335
   Gas purchased for resale..........................      63,403       35,655
   Other operating expenses..........................     120,727      115,383
   Maintenance.......................................      23,514       21,500
   Depreciation and amortization.....................      61,359       56,383
   Taxes (other than income taxes)...................      33,426       33,686
   Income taxes......................................      33,715       40,422
                                                         --------      -------
                                                          674,019      604,153
                                                          -------      -------
Operating income.....................................     130,135      135,253

Other income and deductions:
   Merger expenses...................................     (18,584)     (10,017)
   Equity in earnings of unconsolidated subsidiaries
     (Note 4) .......................................      17,047         (859)
   Miscellaneous income and deductions - net.........         966        7,187
                                                         --------      -------
                                                             (571)      (3,689)
Interest charges and preferred dividends:
   Interest on long-term debt........................      40,302       36,458
   Amortization of debt discount and expense less
     premium ........................................       1,590        1,388
   Other interest....................................      22,314       15,084
   Allowance for borrowed funds used during
     construction ...................................      (2,874)        (879)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ..........       1,963            -
   Dividend requirements on preferred stock of
     subsidiaries ...................................       2,929        2,962
                                                            -----        -----
                                                           66,224       55,013
                                                           ------       ------

Income before extraordinary item.....................      63,340       76,551
Extraordinary item - U.K. windfall profits tax (Note 4)  (110,565)           -
                                                         --------      -------
Net income (loss)....................................    $(47,225)    $ 76,551
                                                         ========     ========

Weighted average common shares outstanding (thousands)    104,481      103,196
                                                          =======      =======

Earnings per weighted average share of common stock
 outstanding:
   Income before extraordinary item..................    $   0.61     $   0.74
   Extraordinary item ...............................       (1.06)           -
                                                         --------     --------
   Net income (loss).................................    $  (0.45)    $   0.74
                                                         ========     ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars Except per Share Data)

                                                             Nine Months Ended
                                                              September 30,
                                                            1997         1996
                                                            ----         ----

Operating revenues:
   Electric..........................................  $1,853,809   $1,815,660
   Gas...............................................     571,494      440,987
   Other.............................................      62,464       54,811
                                                         --------    ---------
                                                        2,487,767    2,311,458
Operating expenses:
   Fuel used in generation...........................     512,498      474,349
   Purchased power...................................     389,925      380,864
   Gas purchased for resale..........................     385,898      268,762
   Other operating expenses..........................     355,946      338,868
   Maintenance.......................................      71,811       70,555
   Depreciation and amortization.....................     182,843      166,419
   Taxes (other than income taxes)...................     100,007      100,200
   Income taxes......................................      94,665      126,129
                                                         --------      -------
                                                        2,093,593    1,926,146
                                                        ---------    ---------
Operating income.....................................     394,174      385,312

Other income and deductions:
   Merger expenses...................................     (33,040)     (17,992)
   Write-off of investment in Carolina Energy Project
     (Note 5) .......................................     (16,052)           -
   Equity in earnings of unconsolidated subsidiaries
     (Note 4) .......................................      21,319         (292)
   Miscellaneous income and deductions - net.........      (3,521)       5,778
                                                         --------      -------
                                                          (31,294)     (12,506)
Interest charges and preferred dividends:
   Interest on long-term debt........................     119,312      102,960
   Amortization of debt discount and expense less
     premium ........................................       4,657        4,277
   Other interest....................................      56,292       48,553
   Allowance for borrowed funds used during
     construction ...................................      (7,624)      (4,227)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ..........       5,888            -
   Dividend requirements on preferred stock of
     subsidiaries ...................................       8,814        9,026
                                                            -----        -----
                                                          187,339      160,589
                                                          -------      -------

Income before extraordinary item.....................     175,541      212,217
Extraordinary item - U.K. windfall profits tax (Note 4)  (110,565)           -
                                                         --------       ------
Net income...........................................    $ 64,976     $212,217
                                                         ========     ========

Weighted average common shares outstanding (thousands)    104,247      102,873
                                                          =======      =======

Earnings per weighted average share of common stock
      outstanding:
  Income before extraordinary item...................    $   1.68     $   2.06
  Extraordinary item ................................       (1.06)           -
                                                         --------     --------
  Net income.........................................    $   0.62     $   2.06
                                                         ========     ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997      1996
                                                               ----      ----

Operating activities:
   Net income........................................        $ 64,976  $212,217
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Extraordinary item - U.K. windfall profits tax
     (Note 4) .......................................         110,565         -
    Depreciation and amortization....................         188,969   173,466
    Amortization of investment tax credits...........          (3,943)   (3,909)
    Deferred income taxes............................          40,957    19,842
    Write-off of investment in Carolina Energy Project
     (Note 5) .......................................          16,052         -
    Equity in earnings of unconsolidated subsidiaries,
      net ...........................................         (20,099)      292
    Allowance for equity funds used during construction            (4)     (765)
    Change in accounts receivable....................           9,384   (16,627)
    Change in inventories............................         (11,951)   14,503
    Change in other current assets...................         (43,100)   24,513
    Change in accounts payable.......................         (87,503)   (1,697)
    Change in other current liabilities..............         (33,716)  (29,723)
    Change in deferred amounts.......................         (32,371)    4,892
    Change in noncurrent liabilities.................           1,885    (9,062)
    Other............................................             921     2,001
                                                              -------   -------
       Net cash provided by operating activities.....         201,022   389,943
                                                              -------   -------

Investing activities:
   Construction expenditures.........................        (307,338) (312,371)
   Allowance for equity funds used during construction              4       765
   Proceeds from disposition of property,
     plant and equipment ............................           2,163    24,597
   Acquisition of Yorkshire Electricity (Note 4).....        (362,430)        -
   Payment for purchase of companies, net of cash
     acquired .......................................               -     3,649
   Purchase of other investments.....................         (26,283)   (7,524)
   Sale of other investments.........................          17,971     4,113
                                                              -------   -------
       Net cash used in investing activities.........        (675,913) (286,771)
                                                             --------  --------

Financing activities:
   Proceeds from sale of common stock................          25,027    22,295
   Proceeds from sale of long-term notes and bonds...         333,517   200,530
   Redemption of long-term notes and bonds...........         (85,468)  (87,323)
   Short-term borrowings - net.......................         374,331   (48,627)
   Retirement of preferred stock of subsidiaries.....            (666)   (1,636)
   Dividends on common stock.........................        (164,432) (166,990)
                                                             --------  --------
       Net cash provided by (used in) financing
       activities ...................................         482,309   (81,751)
                                                              -------   -------
       Net increase in cash and temporary cash
       investments ..................................           7,418    21,421
       Cash and temporary cash investments at
        beginning of period .........................          50,015    28,306
                                                               ------    ------
       Cash and temporary cash investments at end of
        period                                               $ 57,433  $ 49,727
                                                             ========  ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                           NEW CENTURY ENERGIES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Accounting Policies

Merger and Financial Statement Presentation

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, SPS and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, were transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime, and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE then made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises.

      The consolidated financial statements reflect the accounting for the Merger as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in income from its unconsolidated investments accounted for under the equity method of accounting. All intercompany items and transactions have been eliminated.

Business, Utility Operations and Regulation

      NCE is a registered holding company under the PUHCA and its utility subsidiaries are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations.

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. During 1996, NCE's subsidiaries adopted SFAS 121, which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:


                                             September 30,   December 31,
                                                 1997           1996
                                               (Thousands of Dollars)

Nuclear decommissioning costs, net........     $ 78,383       $ 89,731
Income taxes .............................      167,276        179,757
Employees' postretirement benefits
  other than pensions.....................       61,670         57,641
Early retirement costs....................       10,314         15,505
Employees' postemployment benefits........       24,507         24,797
Demand-side management costs..............       43,619         41,462
Unamortized debt reacquisition costs......       37,122         39,794
Thunder Basin judgment....................        7,626              -
Other.....................................       10,787         17,424
                                                -------         ------
  Total...................................      441,304        466,111
Classified as current.....................       60,545         52,110
                                                -------        -------
Classified as noncurrent..................     $380,759       $414,001
                                               ========       ========

      The regulatory assets of the Company's regulated subsidiaries as of September 30, 1997 are reflected in rates charged to customers over periods ranging from two to thirty years (see discussion below regarding recovery periods). The Company believes its utility subsidiaries will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value which could have a material adverse effect on the Company's results of operations, financial position or cash flows.

      Effective July 1, 1993, PSCo began collecting from customers nuclear decommissioning costs expected to total approximately $124.4 million (plus a 9% carrying cost). Such amount, which is being collected over a twelve year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. PSCo is recovering approximately $13.9 million per year from its customers for such costs.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs associated with its gas operations on an accrual basis under SFAS 112 and denied amortization of the approximately $8.7 million regulatory asset recognized upon the adoption of SFAS 112. On June 9, 1997, PSCo filed its appeal in Denver District Court. PSCo is assessing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $13.8 million. If the appeal to the Denver District Court is unsuccessful, PSCo will appeal this issue to the Colorado Supreme Court. PSCo believes it will ultimately be successful in its appeals. If appeals are unsuccessful, including pursuing the establishment of an alternative form of regulatory recovery, these amounts will be written off.

      Certain costs associated with PSCo's DSM programs are deferred and recovered in rates over five to seven year periods through the DSMCA. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis. Costs associated with SPS's DSM programs are also deferred and, as part of a negotiated settlement agreement reached in July 1995, will be included in rate base and cost of service in future PUCT proceedings.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the applicable regulatory authority.

      In early 1997, SPS recorded an approximate $22.3 million regulatory asset associated with the Thunder Basin judgment pending authorization of recovery from state regulators (see Note 2. Regulatory Matters - Thunder Basin). Management believes that the judgment amount paid is recoverable from customers and that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

      Recovered/Recoverable Purchased Gas and Electric Energy Costs -Net

      The Company's utility subsidiaries have adjustment mechanisms in place which allow for the recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred (see Note 2. Regulatory Matters - Electric and Gas Cost Adjustments).

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of a planned future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. PSCo is earning a return on these investments based on PSCo's weighted average cost of debt and preferred stock in accordance with a CPUC rate order.

Non-utility Subsidiaries and Foreign Investments

      The Company's non-utility subsidiaries are principally involved in engineering, design and construction management, non-regulated energy services, including gas and power marketing, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and the investment in cogeneration facilities, foreign utility investments, electric wholesale generators and other non-utility investments. The Company's international investments are subject to regulation in the countries in which such investments are made.

Statements of Cash Flows - Non-cash Transactions

      Prior to the Merger, shares of PSCo's common stock (250,058 in 1997 and 274,934 in 1996), valued at the market price on the date of issuance (approximately $10 million in each year), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock valued at the market price on the date of issuance ($0.6 million in 1997 and $0.2 million in 1996), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans. These stock issuances were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

General

      See Note 1. of the Notes to Supplemental Consolidated Financial Statements in NCE's August 1, 1997 Form 8-K for a summary of the Company's significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's presentation. Additional description of the businesses of PSCo and

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

SPS   are  contained  in  their  reports  under  Section  13 or  15(d)  of   the
Securities Exchange Act of 1934, including their respective Form 10-Q's for the quarter ended September 30, 1997.

2.  Regulatory Matters

Merger Rate Filings

      The discussion below summarizes the significant state utility regulatory matters in Colorado, Texas, New Mexico, Wyoming, Oklahoma, Kansas and the FERC.

PSCo

      The CPUC decision approving the Merger establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of the decision include:

     - a $6 million electric rate reduction, which was instituted October 1, 1996, followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates on February 1, 1997;
     - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001. PSCo has established an estimated customer refund obligation of approximately $7.4 million in connection with the electric department sharing of earnings in excess of 11% return on equity for the results of operations through September 30, 1997. It is expected, at a minimum, that a similar amount will be recognized in the fourth quarter of 1997;
     - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, QF and decommissioning costs. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any other party the opportunity to initiate a complaint or rate proceeding;
     - a replacement of the Company's ECA with an ICA to allow for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders;
     - and the implementation of a Quality of Service Plan ("QSP") which provides for bill credits totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric service reliability, customer complaints and telephone response to inquiries. On October 15, 1997, the CPUC issued an order addressing the implementation of a reward mechanism in the QSP which provides up to $3 million of annual rewards if the Company achieves certain performance measures relating to electric reliability. Based on performance measurements through September 30, 1997, the QSP will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

      In November 1997, in connection with the annual electric department earnings test discussed above, the CPUC held a hearing to review the prudence of merger costs, allocation methodologies of merger costs, and the ratemaking treatment of a transmission agreement with a wholesale customer. A final decision on these issues is expected in early 1998.

SPS

      Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the business combination. SPS will provide a guaranteed minimum annual savings of $3 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Rate Cases

PSCo

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately
$34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. PSCo has appealed the CPUC's decision with the Denver District Court, which disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related cost savings related to the gas business (see Note 1. Accounting Policies - Regulatory Assets and Liabilities).

SPS

      On December 19, 1989, the FERC issued its final order regarding a 1985 rate case. SPS appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider SPS's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery for SPS. Negotiated settlements with SPS's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and
September 1993, respectively, and SPS received approximately $2.8 million, including interest. In a settlement with SPS's New Mexico cooperative customers, SPS received approximately $7.0 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative, have not been reached. SPS cannot reasonably estimate the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve its consolidated earnings in the year in which it is resolved.

Cheyenne

      On May 12, 1997,  Cheyenne  filed an  application  with the Public Service
Commission of Wyoming ("WPSC") for an overall annual increase in retail gas revenues of approximately $1.25 million. On September 23, 1997, the WPSC approved an increase in retail gas revenues of approximately $1.19 million with an 11.71% return on equity, effective October 1, 1997.

Electric and Gas Cost Adjustment Mechanisms

PSCo

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Management does not believe this will have a significant impact on the Company's results of operations, financial position or cash flows.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

SPS

      A PUCT substantive rule requires periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, SPS filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring SPS to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required SPS to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed SPS to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent rule waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and SPS was ordered to flow through 100% of the margin effective with the first billing cycle after the date of the order. Upon appeal by SPS to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. The Travis County District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. Management does not believe that the ultimate outcome of this matter will have a significant impact on the Company's financial position, results of operations or cash flows. At September 30, 1997, SPS had approximately $18.1 million in underrecovered fuel costs in Texas and has requested to surcharge Texas retail customers for the underrecovery.

Thunder Basin

     SPS was named as a defendant in a case entitled Thunder Basin Coal Co. v Southwestern Public Service Co., No. 93-CV304B (D. Wyo.). On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded them damages of approximately $18.8 million. SPS appealed the judgment to the Tenth Circuit Court of Appeals and, on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgment. SPS filed a motion for rehearing which was denied. In February 1997, SPS recorded the liability for the judgment including interest and court costs. The amount of approximately $22.3 million was paid in April 1997 and a regulatory asset was recorded.

      Management believes that the judgment amount paid is recoverable from customers and as such recognized a regulatory asset, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting SPS approval to collect the FERC jurisdictional portion of the judgment from wholesale customers. On October 24, 1997, the NMPUC issued an order granting recovery of the New Mexico retail jurisdictional portion of Thunder Basin costs. On May 1, 1997, SPS filed a request with the PUCT to surcharge under-collected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. On November 4, 1997, an administrative law judge ("ALJ") issued a proposal for decision which denied recovery of the judgment through the surcharge. SPS filed exceptions to this ALJ recommendation and on November 19, 1997 the PUCT will consider this matter. Management believes that recovery of the Thunder Basin costs in the Texas retail jurisdiction will be approved either in this surcharge request or through a fuel reconciliation proceeding in 1998.

3. Commitments and Contingencies

Environmental Issues

      The Company and its subsidiaries are subject to various environmental laws, including regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. The Company and its subsidiaries assess, on an ongoing basis, measures to ensure compliance with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Environmental Site Cleanup

      As described below, the Company and its subsidiaries have been or are currently involved with the clean-up of certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other Potentially Responsible Parties ("PRPs"). To the extent such costs are not recovered, the Company and its subsidiaries believe it is probable that such costs will be recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from CDPHE indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with some of the policies. A retrial is expected. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. PSCo plans to appeal the Colorado Court of Appeals decision to the Colorado Supreme Court. In addition, PSCo expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other PRPs. In August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs.

      Polychlorinated biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, complaints were filed by PSCo against all applicable insurance carriers in the Denver District Court. On June 30, 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. PSCo is pursuing recovery from one carrier. On August 27, 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals.

      In addition to these sites, the Company and its subsidiaries have identified several other sites where cleanup of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, the Company and its subsidiaries believe that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company and its subsidiaries fully intend to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process.

Environmental Matters Related to Air Quality

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal burning power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo's and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with sulfur dioxide emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and
c) allowances issued by the EPA. The Company will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $13 million. The Company is studying its options to reduce NOx and SO2 emissions. PSCo has recently announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fired power plants to further reduce such emissions.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A pre-trial conference has been scheduled for December 1997. Management does not believe that this potential liability or the future impact of this litigation on plant operations will have a material adverse impact on the Company's financial position, results of operations, or cash flows. The issues raised in this litigation are similar to the Hayden Station complaint which was settled in 1996 and disclosed in PSCo's 1996 Annual Report on Form 10-K.

Fort St. Vrain

      In 1989, PSCo announced its decision to end nuclear operations at Fort St. Vrain and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the Independent Spent Fuel Storage Facility ("ISFSI") was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved.

      On February 9, 1996, PSCo and the DOE entered into an agreement resolving all the defueling issues. As part of this agreement, PSCo has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI,
2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay PSCo $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) PSCo provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On
December 17, 1996, the DOE submitted a request to the Nuclear Regulatory Commission ("NRC") to transfer the title of the ISFSI. This request is being reviewed by the NRC and PSCo anticipates approval no earlier than mid-1998.

      On March 22, 1996, PSCo and the decommissioning contractors announced that the physical decommissioning activities at the facility were completed. On August 5, 1997, the NRC approved PSCo's request to terminate the Part 50 operating license. This concludes the decommissioning activities and the facilities and site are suitable to be released for unrestricted use. Under the Price-Anderson Act, PSCo remains subject to potential assessments levied in response to any nuclear incidents prior to early 1994, as disclosed in PSCo's 1996 Annual Report on Form 10-K. At September 30, 1997, a remaining $2.4 million defueling and decommissioning liability was reflected on the consolidated condensed balance sheet. Management believes this remaining decommissioning liability is adequate to finalize the payment of all related obligations.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by PSCo, including legal fees, is to be refunded or credited to customers. PSCo established an $8 million refund liability. In early 1997, such obligation was reduced by $1.1 million after amounts to be refunded were finally determined and approved by the CPUC. Such amounts are being refunded over a three year period.

Employee Matters

      Several employee lawsuits have been filed against PSCo involving alleged discrimination, sexual harassment or workers' compensation issues which have arisen during the normal course of business. Also, lawsuits have been filed against PSCo alleging breach of certain fiduciary duties to employees. The plaintiffs lawsuits are in various stages of litigation and/or appeal(s), including settlement discussions, with the appropriate state judicial courts. PSCo intends to contest, or is actively contesting, all such lawsuits, and believes the ultimate outcome will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

4. Yorkshire Electricity and U.K. Windfall Profits Tax

      On April 1, 1997,  Yorkshire  Power (a 50/50 joint venture between AEP and
PSCo) effectively acquired all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. The Company accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations includes 100% of Yorkshire Electricity's results since April 1, 1997. The Company's equity earnings in Yorkshire Power is 50%, the same as its ownership share.

      The total consideration paid by Yorkshire Power was approximately $2.4 billion (1.5 billion pounds sterling). The acquisition was financed by Yorkshire Power through a combination of approximately 25% equity and 75% debt, including the assumption of the existing debt of Yorkshire Electricity. The funds for the acquisition were obtained from PSCo's and AEP's investment in Yorkshire Power of approximately $360 million (220 million pounds sterling) each, with the remainder obtained by Yorkshire Power through the issuance of non-recourse debt. PSCo funded its entire equity investment in Yorkshire Power through $250 million of publicly issued secured medium-term notes with varying maturities and drawings of approximately $110 million on its short-term lines of credit pursuant to its short-term credit agreement with Bank of America, as agent.

      In July 1997, the U.K. government enacted a windfall profits tax on certain privatized business entities which will be payable in two installments with the first in December 1997 and the second installment a year later. The windfall profits tax was a retroactive adjustment to the privatization value based on post-privatization profits during the 1992 to 1995 period. During the third quarter of 1997, Yorkshire Power recorded an extraordinary charge of approximately $221 million (135 million pounds sterling) for this windfall profits tax. The Company's share of this tax is approximately $110.6 million.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)



      Summarized income statement information for the period April 1, 1997 (date of acquisition) to September 30, 1997 is presented below (in millions):

   Yorkshire Power:
      Operating revenues.......................    $  917.6
      Operating income.........................       124.1
      Income from continuing operations before
      extraordinary item ......................        42.8
      Extraordinary item - U.K. windfall
       profits tax ............................      (221.1)
                                                   --------
      Net loss.................................    $ (178.3)
                                                   ========

    Company's equity in the earnings (losses):
      Extraordinary item -  U.K. windfall
       profits tax ............................    $ (110.6)
      Equity in earnings of Yorkshire Power (1)        21.4
                                                       ----
                                                   $  (89.2)
                                                   ========

(1) Includes the impact of approximately $10 million related to the change in the U.K. corporate income tax rate from 33% to 31%.

      The pro forma financial information presented below assumes that the acquisition of Yorkshire Power was acquired on the first day of each respective period. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with PSCo's investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power was based on prior historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings of Yorkshire Power has been converted at the average exchange rates for the nine months ended September 30, 1997 and September 30, 1996, $1.6318/pound and $1.5367/pound, respectively.

                               Nine Months Ended         Nine Months Ended
                              September 30, 1997         September 30, 1996
                             Earnings                  Earnings
                           available for   Earnings    available for  Earnings
                           common stock  per share(1)  common stock per share(1)
                           ------------  ------------  ------------ ------------
                           (in millions)               (in millions)
NCE's income before
 before extraordinary
  item.................      $ 175.5       $  1.68     $  212.2      $  2.06

Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net
   of U.S. tax benefits (2)    (10.1)                      19.6

  Interest expense, net
   of tax ..............        (3.5)                     (10.4)
                               -----                     ------

Pro forma result........     $ 161.9       $  1.55     $  221.4      $  2.15
                             =======                   ========

  (1)Based on the weighted average number of common shares outstanding for the period.
  (2)The nine months ended September 30, 1997 amounts include $24.0 million ($17.9 million after-tax) of nonrecurring write-offs of certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

5.  Acquisitions and Divestitures

Acquisition of Texas-Ohio Gas, Inc. and Texas-Ohio Pipeline, Inc.

      Effective September 1, 1996, e prime acquired all of the outstanding stock of Texas-Ohio Gas and Texas-Ohio Pipeline in exchange for a combination of common stock of PSCo and cash. Such acquisitions were accounted for using the purchase method and the acquired assets and liabilities have been valued at their estimated fair market values as of the date of acquisition. These companies are primarily engaged in gas brokering and marketing activities and are subsidiaries of e prime.

Quixx Underground Water Rights

   During August 1996, Quixx sold a portion of its underground water rights for approximately $14 million. Quixx recognized an after-tax gain on the sale of these water rights of approximately $7.7 million.

BCH Energy Limited Partnership Investment

   As discussed in the SPS's 1996 Transition Report on Form 10-K as of December 31, 1996 under BUSINESS. Nonutility Businesses, Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership ("BCH"), which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million.

Carolina Energy Limited Partnership Investment

   The Carolina Energy Project is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later in 1997 but was halted pending an independent analysis of the project's engineering and financial viability. Additionally, the banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the construction contractor have been unable to restructure the project on mutually agreeable terms. The construction contractor is demobilizing and the creditors have initiated remedies provided under the credit agreement. Accordingly, management has determined it is unlikely the project will be completed under the present ownership, if at all, and Quixx's and UE's net investments in the Carolina Energy Project are unlikely to be recovered.

   As a consequence, in June 1997, Quixx wrote-off its investment of approximately $13.64 million in the Carolina Energy Limited Partnership. Additionally, UE wrote-off its net investment of approximately $2.42 million in this same partnership. Quixx held a one-third ownership interest, including a 1% general partnership interest, in the partnership. UE's net investment in the partnership was comprised of subordinated debt, the related interest receivable, as well as engineering services. This combined investment represents approximately $16.1 million.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

6. SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures of SPS

   In October 1996, Southwestern Public Service Capital I, a wholly-owned trust, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of SPS's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036.

7.  Management's Representations

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The consolidated condensed financial information and notes thereto should be read in conjunction with the supplemental consolidated financial statements and notes included in the Company's Form 8-K, dated August 1, 1997.

   Because of seasonal and other factors, including the reorganization associated with the Merger, the results of operations for the three months and nine months ended September 30, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEW CENTURY ENERGIES, INC.

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three and nine month periods ended September 30, 1997 and the consolidated condensed statements of cash flows for the nine month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1996 (not presented herein), and in our report dated August 1, 1997, based on our audit and the report of other auditors, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheets from which it has been derived.

The consolidated condensed statements of income for the three and nine month periods ended September 30, 1996, and the consolidated condensed statement of cash flows for the nine month period ended September 30, 1996, of New Century Energies, Inc. and subsidiaries were not reviewed by us and, accordingly, we do not express an opinion on them.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under the Public Utility Holding Company Act of 1935. This transaction was accounted for as a pooling of interests for accounting purposes and the Consolidated Financial Statements are presented as if the Merger were consummated as of the beginning of the earliest period presented. However, the Consolidated Financial Statements are not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position or cash flows.

      References to the Company are to NCE on a consolidated basis; however, in certain circumstances, the separate subsidiaries are separately referred to in order to distinguish between the different business activities of the companies.

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Earnings

      The Company recognized a net loss of $0.45 per share for the third quarter of 1997 as compared to earnings per share of $0.74 per share for the third quarter of 1996. The net loss was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall profits tax of approximately $110.6 million, or $1.06 per share, by Yorkshire Electricity, a 50% owned investment (see Note 4. Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. FINANCIAL STATEMENTS). Income before this extraordinary charge, decreased approximately $13.2 million or $0.13 per share from the previous year. An increase in merger and business integration costs resulting from the August 1, 1997 closing of the Merger, electric rate decreases instituted in October 1996 and February 1997 and the recognition in 1996 of a gain from the sale of water rights contributed to the lower earnings. Ongoing operations of Yorkshire Electricity positively impacted the Company's earnings by approximately $14.1 million net of borrowing costs and income taxes, or $0.14 per share.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the third quarter of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $ 3,533
 Wholesale............................................      25,186
 Non-regulated power marketing........................       2,817
 Other (including unbilled revenues)..................         252
                                                           -------
  Total revenues......................................      31,788
Fuel used in generation...............................      26,937
Purchased power.......................................       9,814
                                                           -------
  Net decrease in electric margin.....................     $(4,963)
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the third quarter of 1997 and 1996.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1997      1996     %Change *
                                                 ----      ----     ---------
Residential ...............................     2,634     2,557      3.0%
Commercial and Industrial  ................     7,334     7,122      3.0
Public Authority ..........................       219       209      4.6
                                                -----     -----
  Total Retail.............................     10,187    9,888      3.0
Wholesale..................................     3,516     2,762     27.3
Non-regulated power marketing..............       205       101      **
                                                -----     -----
Total......................................     13,908    12,751     9.1
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased in the third quarter of 1997, when compared to the third quarter of 1996, primarily due to PSCo retail rate reductions (approximately $4.8 million) implemented in October 1996 and February 1997 and the recognition at PSCo of an estimated customer refund obligation (approximately $7.4 million) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 2. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Electric margin was also negatively impacted by the recognition at SPS of an estimated customer refund obligation (approximately $0.7 million) related to the guaranteed merger savings, as well as interruptible rates available to certain classes of retail and wholesale customers. An overall increase of approximately 3.0% in electric Kwh sales to retail customers minimized the impact of these rate reductions. Higher wholesale electric sales and power marketing activities by non-regulated subsidiaries also contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarters of 1997 and 1996 had little impact on net income. However, in its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders (see Note 2. Regulatory Matters in Item 1.FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately 15.6% during the third quarter of 1997, as compared to the same quarter in 1996, primarily due to increased generation levels at PSCo and SPS power plants and higher natural gas costs at SPS.

      Purchased power expense increased 7.6% during the third quarter of 1997, as compared to the same quarter in 1996. This increase is primarily due the amount of power purchased by PSCo to meet increased wholesale requirements and other customer demands, as well as an increase in power marketing activities, which were initiated in the third quarter of 1996.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the third quarter of 1997 as compared to the same period in 1996.

                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $27,372
Gas purchased for resale..............................      27,748
                                                           -------
 Net decrease in gas sales margin.....................     $  (376)
                                                           =======

      The following table compares gas dekatherm (Dth) deliveries by major customer classes for the third quarter of 1997 and 1996.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................      6.2   6.4      (2.1)%
Commercial.................................      4.0   5.3     (11.5)
Non-regulated gas marketing................     13.7   4.3      **
                                               ----- -----
  Total Sales..............................     23.9  16.0      49.7
Gathering and Processing...................      -     0.4      **
Transportation.............................     22.3  20.6       8.2
                                               ----- -----
  Total....................................     46.2  37.0      25.2
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin was relatively flat during the third quarter of 1997, when compared to the third quarter of 1996, as the effect of lower sales from utility operations was offset, in part, by higher rates from PSCo's 1996 rate case and an increase in margin from non-regulated gas marketing activities.

      Gas transportation, gathering, processing and other revenues increased $0.7 million during the third quarter of 1997, when compared to the third quarter of 1996, primarily due to an increase in deliveries and higher transportation rates effective February 1, 1997, resulting from PSCo's 1996 rate case.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarters of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $7.4 million during the third quarter of 1997, as compared to the same period in 1996, primarily due higher operating costs from non-regulated operations and higher advertising costs, offset, in part, by lower labor and employee benefit costs attributable to the Company's overall cost containment efforts.

      Depreciation and amortization expense increased $5.0 million in the third quarter of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The $6.7 million decrease in income taxes for the third quarter of 1997, as compared to the same period in 1996, is primarily due to lower pretax income. Additional income tax expense was recognized in the current period due to the recognition of certain non-deductible merger and executive severance costs.

      Other income and deductions increased $3.1 million primarily due to the recognition of equity earnings in Yorkshire Power ($17.3 million), of which approximately $10 million is related to the change in the U.K. corporate income tax rate from 33% to 31%. See Note 4. Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. FINANCIAL STATEMENTS. This increase was offset, in part, by increased merger and business integration costs (approximately $8.6 million), including executive severance costs, resulting from the closing of the Merger effective August 1, 1997 and the gain recognized in 1996 on the sale by Quixx of certain water rights ($11.8 million). While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger.

      Interest charges and preferred dividends increased $11.2 million during the third quarter of 1997, when compared to the same quarter in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 acquisition of Yorkshire Electricity. These borrowings included PSCo's issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively. Additionally, dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust increased due to the October 1996 issuance of $100 million of SPS Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Earnings

      Earnings per share were $0.62 for the first nine months of 1997 as compared to $2.06 per share during the same period in 1996. The significant decrease was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall profits tax of approximately $110.6 million, or $1.06 per share, by Yorkshire Electricity, a 50% owned investment (see Note 4. Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. FINANCIAL STATEMENTS). Earnings per share on income before this extraordinary item decreased $0.38 per share for the nine months ended in 1997 as compared to the same period in 1996. This decline was attributable to the favorable impact in 1996 of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 3. Commitments and Contingencies - Fort St. Vrain in Item 1. FINANCIAL STATEMENTS), the write-off in June 1997 of Quixx and UE's net investment in the Carolina Energy Limited Partnership and higher merger and business integration costs, as electric and gas margins on a combined basis, as discussed below were relatively flat.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first nine months of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $ 4,746
 Wholesale............................................      23,045
 Non-regulated power marketing........................      11,550
 Other (including unbilled revenues)..................      (1,192)
                                                           --------
  Total revenues......................................      38,149
Fuel used in generation...............................      38,149
Purchased power.......................................       9,061
                                                           -------
  Net decrease in electric margin.....................     $(9,061)
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first nine months of 1997 and 1996.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1997       1996    %Change *
                                                 ----       ----    ---------
Residential ...............................      7,370     7,284      1.2%
Commercial and Industrial  ................     20,370    20,027      1.7
Public Authority ..........................        578       590     (2.0)
                                                 -----    ------
  Total Retail.............................     28,318    27,901      1.5
Wholesale..................................      8,478     7,529     12.6
Non -regulated power marketing.............        783       100      **
                                                 -----    ------
Total......................................     37,579    35,530      5.8
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased in the first nine months of 1997, when compared to the first nine months of 1996. The decrease in electric margin was primarily attributable to PSCo retail rate reductions implemented in October 1996 and February 1997 (approximately $12.1 million) and the recognition of an estimated customer refund obligation (approximately $7.4 million) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 2. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Electric margin was also negatively impacted by lower SPS sales during the second quarter of 1997 because of wet and mild weather, the recognition at SPS of an estimated customer refund obligation (approximately $0.7 million) related to the guaranteed merger savings, as well as interruptible rates available to certain classes of SPS retail and wholesale customers. The impact of these reductions was offset, in part, by an overall increase of approximately 1.5% in electric Kwh sales to retail customers. Higher wholesale electric sales and power marketing activities by non-regulated subsidiaries also contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1997 and 1996 had little impact on net income. However, in its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

      Fuel used in generation expense increased approximately 8.0% during the first nine months of 1997, as compared to the same period in 1996, primarily due to the effects of the Thunder Basin judgment on SPS fuel costs ($19.9million; see Note 2. Regulatory Matters - Coal Litigation in Item 1. FINANCIAL STATEMENTS), increased generation levels at PSCo and SPS power plants and higher natural gas costs at SPS.

      Purchased power expense increased 2.4% during the first nine months of 1997, as compared to the same period in 1996. This increase is primarily due the amount of power purchased by PSCo to meet increased wholesale requirements and other customer demands, as well as an increase in power marketing activities, which were initiated in the third quarter of 1996.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first nine months of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $128,177
Gas purchased for resale..............................      117,136
                                                            -------
 Net increase in gas sales margin.....................     $ 11,041
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1997 and 1996.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................     64.3  63.9       0.6%
Commercial and resale......................     35.1  39.1     (10.2)
Non-regulated gas marketing................     44.4   5.7       **
                                               ----- -----
  Total Sales..............................    143.8 108.7      32.3
Gathering and Processing...................      0.1   1.0       **
Transportation.............................     69.8  67.6       3.1
                                               ----- -----
  Total....................................    213.7 177.3      20.5
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in the first nine months of 1997, when compared to the first nine months of 1996, primarily due to an increase in PSCo base revenues associated with the higher rates effective February 1, 1997, resulting from the Company's 1996 rate case and an increase in gas marketing activities by non-regulated subsidiaries. Gas costs were higher during the first nine months of 1997, as compared to the same period of 1996, as a result of higher gas prices incurred through the 1996/97 winter heating season.

      Gas transportation, gathering, processing and other revenues increased $2.3 million during the first nine months of 1997, when compared to the first nine months of 1996, primarily due to an increase in transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case and a 3.1% increase in transportation deliveries. The higher transportation deliveries are attributable to the shifting of various commercial sales customers to firm transportation customers. Historically, this shifting has not had an impact on gas margin and is not expected to have an impact in the future.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $18.3 million during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to the favorable impact on 1996 earnings of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million). In addition, higher costs of non-regulated subsidiary operations have contributed to the increase in consolidated operating expenses. However, lower employee benefit costs and other general cost reductions resulting from the Company's cost containment efforts favorably impacted current year expenses.

      Depreciation and amortization expense increased $16.4 million in the first nine months of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions.

      The $31.5 million decrease in income taxes for the first nine months of 1997, as compared to the same period in 1996, is primarily due to lower pre-tax income.

      Other income and deductions decreased $18.8 million primarily due the write-off in June 1997 of Quixx and UE's net investment in the Carolina Energy Limited Partnership (see Note 5. Acquisition and Divestiture of Investments in
Item 1. FINANCIAL STATEMENTS ). In addition, increased merger and business integration costs, including executive severance costs, resulting from the closing of the Merger effective August 1, 1997 served to reduce other income and deductions. While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger. These decreases were offset, in part, by the recognition of equity earnings in Yorkshire Electricity ($21.4 million), of which approximately $10 million is related to the change in the U.K. corporate income tax rate from 33% to 31% (see Note 3. Acquisition of Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1.FINANCIAL STATEMENTS).

      Interest charges and preferred dividends increased $26.8 million during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 acquisition of Yorkshire Electricity. These borrowings included PSCo's issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively. Additionally, dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust increased due to the October 1996 issuance of $100 million of SPS Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust.

Commitments and Contingencies

      Issues relating to regulatory and environmental matters are discussed in Notes 2 and 3 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

     Based on a preliminary analysis, the Company expects to incur costs of approximately $50-65 million over the next two years to modify its computer software, hardware and other automated systems used in operatings enabling proper data processing relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. Management does not anticipate these activities will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Common Stock Dividend

      During the third quarter, the Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company on November 15, 1997. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                         1997   1996    Decrease
                                                         ----   ----    --------
Net cash provided by operating activities (in millions) $201.0 $389.9   $(188.9)

      Cash provided by operating activities decreased in the first nine months of 1997, when compared to the same period in 1996, primarily due to the SPS payment in April 1997 of the Thunder Basin judgment and an increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through PSCo's GCA and will be recovered from customers in the future.

                                                        1997     1996   Increase
                                                        ----     ----   --------
Net cash used in investing activities (in millions)   $(675.9) $(286.8)  $389.1

      Cash used in investing activities increased during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to the acquisition of an equity interest in Yorkshire Electricity for approximately $362 million and the 1996 sale by Quixx of certain water rights.

                                                        1997     1996   Increase
                                                        ----     ----   --------
Net cash provided by (used in) financing
 activities (in millions)                             $482.3   $(81.8)   $564.1

      Cash provided by financing activities increased (indicating that there were more borrowings) in the first nine months of 1997, when compared to the same period in 1996, primarily due to PSCo's issuance of $75 million and $250 million of medium term notes in January and March 1997, respectively. The proceeds from the $75 million financing were used to fund PSCo's construction program. The proceeds from the $250 million medium term notes, together with additional borrowings of approximately $110 million on its short-term lines of credit, were used to fund the acquisition of Yorkshire Electricity (see Note 4. Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. FINANCIAL
STATEMENTS). As a result of the increase in recoverable purchased gas and electric energy costs and reduced cash flows resulting from lower electric rates, coupled with increased merger and business integration costs, PSCo has utilized the proceeds from additional short-term borrowings to finance ongoing construction expenditures. With the consummation of the Merger effective August 1, 1997, management anticipates that future operating results and related cash flows will benefit from synergies resulting from the Merger.

Short-Term Borrowing Arrangements

      On August 11, 1997, NCE entered into a $225 million credit facility with several banks. The credit facility provides for $100 million of direct borrowings by NCE until the outstanding common stock of PSCCC, a wholly-owned subsidiary of PSCo, is transferred to NCE. After the transfer, NCE will have access to $225 million of direct borrowings under the credit facility. The $30 million bridge loan facility which provided funds necessary for the repayment of certain pre-merger PSCo subsidiary short-term borrowings to permit the transfer of such subsidiaries to NCE on the effective date of the Merger was terminated on August 11, 1997.

NCE Common Stock

  NCE intends to file a shelf registration statement with the SEC during the fourth quarter of 1997 covering the offering and sale of up to 9 million shares of Common Stock ($1 par value). The Company intends to use the net proceeds to retire short-term debt and for general corporate purposes.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from non-utility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. The Merger between PSCo and SPS was, in part, in response to these changing conditions.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 3.  Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     10 Form of Key Executive Change in Control Agreement, effective August 1, 1997.

     15   Letter  from  Arthur   Andersen  LLP   regarding   unaudited   interim
          information is set forth at page 31 herein.

     27   Financial Data Schedule UT

(b)    Reports on Form 8-K

    - A report dated August 1, 1997,  was filed on August 1, 1997 which included
   Item 2. Acquisition or Disposition of Assets and Item 7.
   Financial Statements and Exhibits.

      Exhibits included:

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

      99-3 Supplemental Consolidated Condensed Quarterly Financial Statements

           -supplemental consolidated condensed balance sheet as of March 31, 1997 and the related supplemental consolidated condensed statements of income and cash flows for the three months ended March 31, 1997 and March 31, 1996.

   - A report dated August 1, 1997, was filed on August 4, 1997, which included Item 5. Other Events and Item 7. Financial Statements and Exhibits.

   - A report dated July 2, 1997 was filed on September 26, 1997, which included Item 5. Other Events.

                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                          Executive Vice President and
                                             Chief Financial Officer


Dated:  November 14, 1997

                                EXHIBIT INDEX

10    Form of Key Executive Change in Control Agreement, effective August 1,
      1997.

15 Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 31 herein.

27    Financial Data Schedule UT.

                                                                    EXHIBIT 15

November 10, 1997


New Century Energies, Inc.:

     We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan and the Company's Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan, its Form 10-Q for the quarter ended September 30, 1997, which includes our report dated November 10, 1997, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP