Form 10-K
period 1997-12-31
NEW CENTURY ENERGIES INC
filed 1998-03-03
CIK 1004858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

            Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, Address of principal executive offices and Registrant's Telephone Number,
Commission  including area code                                  IRS Employer
File Number                                                   Identification No.
-----------                                                   -----------------

1-12927    NEW CENTURY ENERGIES, INC.                            84-1334327
           (a Delaware Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3280     PUBLIC SERVICE COMPANY OF COLORADO                    84-0296600
           (a Colorado Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3789     SOUTHWESTERN PUBLIC SERVICE COMPANY                   75-0575400
           (a New Mexico Corporation)
           Tyler at Sixth
           Amarillo, Texas  79101
           Telephone (303) 571-7511

                             ____________________

Southwestern Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I
(2) to such Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Registrant                 Title of Each Class               on Which Registered
----------                 -------------------               -------------------
New Century Energies, Inc. Common Stock, $1 par value
                              per share                           New York

Public Service Company
  of Colorado              Cumulative Preferred Stock,
                              par value $100 per share
                            4 1/4% Series                          American
                            7.15% Series                          New York

                           Cumulative Preferred Stock ($25),
                              par value per share
                            8.40% Series                          New York

Southwestern Public
  Service Company           7.85% Trust Preferred Securities,
                              Series A                            New York

Securities registered pursuant to Section 12(g) of the Act:

Registrant                 Title of Class
----------                 --------------

Public Service Company
 of Colorado               Cumulative Preferred Stock par value
                              $100 per share
                           4.20% series
                           4 1/2% series
                           4.64% series
                           4.90% series
                           4.90% 2nd series
                           7.50% series
                           8.40% series

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of February 19, 1998, 110,997,546 shares of New Century Energies, Inc. Common Stock were outstanding. The aggregate market value of New Century Energies, Inc. Common Stock, $1.00 par value (the only class of voting stock), held by non-affiliates was $5,050,388,343 based on the last sale price of such stock on the New York Stock Exchange on February 19, 1998. New Century Energies, Inc. is the sole holder of the Common Stock of PSCo and SPS.

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement of New Century Energies, Inc. to be filed in connection with its Annual Meeting of Shareholders, to be held May 12, 1998, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                                          Page
Definitions                                                            Number

Part I
      Item 1. Business..............................................    1
      Item 2. Properties............................................    23
      Item 3. Legal Proceedings.....................................    27
      Item 4. Submission of Matters to a Vote of Securities Holders.    27
Part II
      Item 5. Market for Registrant's Common Equity and Related
                Stockholder Matters ................................    27
      Item 6. Selected Financial Data...............................    29
      Item 7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................    31
      Item 7A Quantitative and Qualitative Disclosures About Market
                Risk ...............................................    NA
      Item 8. Financial Statements and Supplementary Data...........    39
      Item 9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.................   120
Part III
      Item 10.Directors and Executive Officers of the Registrants...   120
      Item 11.Executive Compensation ...............................   124
      Item 12.Security Ownership of Certain Beneficial Owners
                and Management .....................................   130
      Item 13.Certain Relationships and Related Transactions .......   132
Part IV
      Item 14.Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ........................................   132
Experts       ......................................................   133
Consents of Independent Public Accountants..........................   134
Signatures    ......................................................   136
Exhibit Index ......................................................   143

This combined Form 10-K is separately filed by New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to information relating to the other registrants.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                         FORWARD LOOKING INFORMATION

The following discussions include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, and other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

                                 DEFINITIONS

The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                              Term
-----------------------                                              ----
AEP............................................American Electric Power Company
AFDC..............................Allowance for Funds Used During Construction
Arapahoe............................Arapahoe Steam Electric Generating Station
BLM .................................................Bureau of Land Management
Cameo .................................Cameo Steam Electric Generating Station
CCT3 ................................................Clean Coal Technology III
CERCLA ...Comprehensive Environmental Response, Compensation and Liability Act
Cherokee........................... Cherokee Steam Electric Generating Station
Cheyenne ...............................Cheyenne Light, Fuel and Power Company
CIG ...........................................Colorado Interstate Gas Company
Colorado Supreme Court..................Supreme Court of the State of Colorado
Comanche ...........................Comanche Steam Electric Generating Station
Company or NCE........................New Century Energies, Inc., a registrant
CPCN...........................Certificate of Public Convenience and Necessity
CPUC .....................Public Utilities Commission of the State of Colorado
Craig..................................Craig Steam Electric Generating Station
CWIP.............................................Construction Work in Progress
CWQCD..................................Colorado Water Quality Control Division
Cyprus/Amax...........................................Cyprus/Amax Coal Company
Denver District Court..District Court in and for the City and County of Denver
DOE..................................................U.S. Department of Energy
DSM.....................................................Demand Side Management
DSMCA...................................Demand Side Management Cost Adjustment
Dth..................................................................Dekatherm
e prime.........................................e prime, inc. and subsidiaries
ECA.....................................................Energy Cost Adjustment
EIS.............................................Environmental Impact Statement
EPA.......................................U.S. Environmental Protection Agency
EPAct.......................................National Energy Policy Act of 1992
EWG.................................................Exempt Wholesale Generator
FASB......................................Financial Accounting Standards Board
FERC......................................Federal Energy Regulatory Commission
FERC Order 636.................................FERC Order Nos. 636-A and 636-B
Fort St. Vrain ...........Fort St. Vrain Electric Generating Station, formerly a nuclear generating station
Fuelco .......Fuel Resources Development Co., a dissolved Colorado corporation
GCA .......................................................Gas Cost Adjustment
Hayden ...............................Hayden Steam Electric Generating Station
IBM .......................................................IBM Global Services
ICA..................................................Incentive Cost Adjustment
IPPF ....................................Independent Power Production Facility
IRP ..................................................Integrated Resource Plan
IRS...................................................Internal Revenue Service
ISFSI..............................Independent Spent Fuel Storage Installation
KN Energy......................................................KN Energy, Inc.
Kwh..............................................................kilowatt-hour
Merger...................... the business combination between the PSCo and SPS
Merger Agreement.............Agreement and Plan of Reorganization by and among
                                                 PSCo, SPS and NCE, as amended

Mw....................................................................Megawatt
NMPUC.....................................New Mexico Public Utility Commission
Natural Fuels .......................................Natural Fuels Corporation
NC Enterprises............................................NC Enterprises, Inc.
NCI............................................New Century International, Inc.
NCS.................................................New Century Services, Inc.
New Century Cadence..................................New Century Cadence, Inc.
NOPR.............................................Notice of Proposed Rulemaking
NOx.............................................................Nitrogen Oxide
NRC .............................................Nuclear Regulatory Commission
OCC .......................................Colorado Office of Consumer Counsel
OPEB ...................................Other Postretirement Employee Benefits
PCB...................................................Polychlorinated biphenyl
Pawnee ...............................Pawnee Steam Electric Generating Station
Pawnee 2...........Pawnee Steam Electric Generating Station, Unit 2 (proposed)
Pool ........................................................Inland Power Pool
PRPs ..........................................Potentially Responsible Parties
PSCCC...........................................PS Colorado Credit Corporation
PSCo..........................Public Service Company of Colorado, a registrant
PSRI ....................................................PSR Investments, Inc.
PUHCA ..............................Public Utility Holding Company Act of 1935
PUCT........................................Public Utility Commission of Texas
QF.........................................................Qualifying Facility
QFCCA...........................Qualifying Facilities Capacity Cost Adjustment
QSP....................................................Quality of Service Plan
Quixx.......................................Quixx Corporation and subsidiaries
SEC.........................................Securities and Exchange Commission
SFAS...............................Statement of Financial Accounting Standards
SFAS 71...................Statement of Financial Accounting Standards No. 71 -
                   "Accounting for the Effects of Certain Types of Regulation"
SFAS 106................Statement of Financial Accounting Standards No. 106 -
       "Employers' Accounting for Postretirement Benefits Other Than Pensions"
SFAS 109................Statement of Financial Accounting Standards No. 109 -
                                                 "Accounting for Income Taxes"
SFAS 112................Statement of Financial Accounting Standards No. 112 -
                           "Employers' Accounting for Postemployment Benefits"
SFAS 123................Statement of Financial Accounting Standards No. 123 -
                                     "Accounting for Stock-Based Compensation"
SO2.............................................................Sulfur Dioxide
SPP.......................................................Southwest Power Pool
SPS..........................Southwestern Public Service Company, a registrant
TNP.............................................Texas-New Mexico Power Company
TOG.......................................................Texas-Ohio Gas, Inc.
TOP..................................................Texas-Ohio Pipeline, Inc.
Transition PeriodFour month period September 1, 1996 through December 31, 1996
Tri-State..............Tri-State Generation and Transmission Association, Inc.
TUCO................................................................TUCO, Inc.
UE............................Utility Engineering Corporation and subsidiaries
U.K. ...........................................................United Kingdom
Valmont .............................Valmont Steam Electric Generating Station
WGI ..................................................WestGas InterState, Inc.
WPSC......................................Public Service Commission of Wyoming
WSCC......................................Western Systems Coordinating Council
WSPP................................................Western Systems Power Pool

Young Storage..................................Young Gas Storage Company, Ltd.
YGSC.................................................Young Gas Storage Company
Yorkshire Electricity..........................Yorkshire Electricity Group plc
Yorkshire Power.....................................Yorkshire Power Group Ltd.
Zuni ...................................Zuni Steam Electric Generating Station

                                    PART I

Item l.  Business

The Company

      NCE, incorporated under the laws of Delaware in 1995, is a public utility holding company registered under PUHCA. On August 1, 1997, PSCo and SPS combined to form NCE, with PSCo and SPS becoming wholly-owned subsidiaries of NCE. The common shareholders of PSCo and SPS received one and 0.95 of one share, respectively, of NCE common stock, par value $1.00 per share, and became common shareholders of NCE. The Merger was accounted for as a pooling-of-interests, and the Consolidated Financial Statements and statistical data in this Form 10-K are presented as if the Merger were consummated as of the beginning of the earliest period presented.

      The Company has no significant assets other than the stock of its subsidiaries. The revenues of NCE and its subsidiaries are derived substantially from the generation, purchase, transmission, distribution and sale of electricity and from the purchase, transmission, distribution, sale and transportation of natural gas. The utility subsidiaries serve approximately 1.6 million electric customers and approximately 1.0 million gas customers in their service territories which include portions of the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma.

      The Company owns all the outstanding common stock of PSCo, SPS, Cheyenne, WGI, NCS, and NC Enterprises. PSCo owns certain subsidiaries as described below. NC Enterprises, an intermediate holding company, owns the following subsidiaries: Quixx, e prime, UE, Natural Fuels Corporation (83.63% ownership) and NC Cadence. Refer to the non-utility section below for further discussion regarding the Company's non-utility operations.

      On April 22, 1997, SPS changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending December 31. The 1995 financial and statistical data presented in Item 1. Business combines the historical financial and statistical data of PSCo as of and for the year ended December 31, 1995 with the historical financial and statistical data of SPS as of and for the year ended August 31, 1995 (See Note 1. Summary of Significant Accounting Policies in Item 8. Financial Statements And Supplementary Data).

      Information regarding industry segments is set forth in Note 14. Segments of Business in Item 8. Financial Statements And Supplementary Data.

Utility Operations

      PSCo was incorporated through merger of predecessors under the laws of the State of Colorado in 1924. PSCo is an operating utility engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. PSCo serves approximately 1.2 million electric customers and approximately 1.0 million gas customers in the state of Colorado. PSCo owns the following direct subsidiaries: 1480 Welton, Inc., a real estate company which owns certain real estate interests of PSCo; PSRI which owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC, a finance company that finances certain of PSCo's current assets; Green and Clear Lakes Company which owns water rights and storage facilities for water used at PSCo's Georgetown Hydroelectric station; and Fuelco, a dissolved Colorado corporation, which was primarily involved in the exploration and production of oil and natural gas. On July 1, 1996, Fuelco sold its remaining properties, the San Juan Basin Coal Bed Methane properties, at approximately book value and, effective October 31, 1996, Fuelco was dissolved. PSCo also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant.

      PSCo also owns all of the outstanding common stock of NCI. NCI was formed to hold PSCo's 50% interest in Yorkshire Electricity which was purchased in April 1997 by Yorkshire Power (a joint venture between PSCo and
AEP) through Yorkshire Holdings plc. For a more detailed discussion regarding the acquisition of Yorkshire Electricity, refer to "Foreign Investments" below and Note 2. Acquisition of Yorkshire Electricity and U.K. Windfall Tax in Item 8. Financial Statements And Supplementary Data.

      SPS was incorporated in 1921 under the laws of the State of New Mexico. SPS is an operating utility engaged primarily in the generation, transmission, distribution and sale of electricity. SPS serves approximately 380,000 electric customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas.

      Cheyenne  was  incorporated  in 1900  under  the  laws of the  State  of
Wyoming.   Cheyenne  is  an  operating   utility   engaged  in  the  purchase,
distribution and sale of electricity and natural gas primarily serving customers in Cheyenne, Wyoming. Cheyenne serves approximately 35,000 electric customers and 28,000 gas customers in the state of Wyoming.

      WGI was incorporated in 1990 under the laws of the State of Colorado. WGI is a natural gas transmission company engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming.

Electric Utility Operations

      The Company's utility subsidiaries propose to use the following resources to meet their net dependable system capacity requirements: 1) the Company's electric generating stations (see Electric Generation Property in
Item 2. Properties); 2) purchases from other utilities and from QFs and IPPFs; 3) renewables and demand-side management options and 4) new generation alternatives, including the phased repowering of Fort St. Vrain.

Peak Load

      During 1998, net firm system peak demand and the net dependable system capacity for the Company's electric utility subsidiaries is projected to be as follows:
                                             1998 Projected
                      1998 Projected       Net Dependable System     Reserve
Operating company   Net Firm System Peak         Capacity*            Margin
-----------------   --------------------         ---------            ------

      PSCo                4,401 Mw                4,960 Mw             13%
      SPS                 4,058 Mw                4,595 Mw             13%
      Cheyenne             132 Mw                  149 Mw              **
--------------
      * Net dependable system capacity is the maximum net capacity available from both owned generating units and purchased power contracts to meet the net firm system peak demand.
      ** Reserve margin for Cheyenne is held by PacifiCorp.

      The net firm system peak demand for each of the last three years was as follows:

                                          Net Firm System Peak Demand (Mw)
                                      1995          1996           1997
                                      ----          ----           ----

      PSCo*......................   4,248          4,397          4,487
      SPS........................   3,952          3,694          3,715
      Cheyenne **................       -              -            132
--------------

      * Excludes station housepower, nonfirm electric furnace load and controlled interruptible loads (of which approximately 148 Mw, 122 Mw and 116 Mw in the years 1995-1997, respectively, was not interrupted at the time of the system peak).
      ** Prior to the Merger, Cheyenne was a subsidiary of PSCo; therefore, Cheyenne's coincidental peak demand is included with PSCo in 1995 and 1996.

      The net firm system peak demand for PSCo for the years 1995-1997 occurred in the summer. The net firm system peak demand for 1997, which occurred on July 23, 1997, was 4,487 Mw. At that time, the net dependable system capacity totaled 5,001 Mw (generating capacity of 3,319 Mw, together with firm purchases of 1,682 Mw), which represented a reserve margin of approximately 12%).

      The net firm system peak demand for SPS for the years 1995 - 1997 also occurred in the summer. The net firm system peak demand for 1997, which occurred on July 28, 1997, was 3,715 Mw. At that time, the net dependable system capacity totaled approximately 4,443 Mw (including firm purchases), which represented a reserve margin of approximately 20%.

Purchased Power

      The Company's electric utility subsidiaries have contractual arrangements with regional utilities as well as QFs and an IPPF in order to meet the energy needs of their customers. Capacity, typically measured in Kilowatts or Megawatts, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kilowatt-hours or Megawatt-hours, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source, together with a charge for the associated energy actually purchased from such generating source.

      The Company's electric utility subsidiaries have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 1998 net firm system peak demand through the expiration of the contracts:

                                                    Mw Contracted
                                                  For at the Time
                                                 of the Anticipated
                                Generating      Summer 1998 Net Firm Contract
Company                           Source         System Peak Demand  Expiration
-------                           ------         ------------------  ----------

PSCo Contracts:

Basin Electric Power Coopera-  Laramie River Station
tive, Agreements 1 and 2(a)(b) Units 2 and 3             175           2016


PacifiCorp (c)                 PacifiCorp Resource Pool  176           2011

Platte River Power
Authority (a) (f)              Craig Units 1 and 2;      142           2004
                               Rawhide Unit 1

Tri-State                                                525            (f)
Agreements 1, 2, 3 and 4 (a)(e)Laramie River Station
                               Units 2 and 3;
                               Craig Units 1, 2 and 3

Agreement 5 (a) (e)            Laramie River Station
                               Units 2 and 3;
                               Craig Units 1, 2 and 3;
                               Nucla Units 1, 2, 3 and 4

Various Owners (a)             QFs & IPPF                623       Various dates
                                                         ---

    Subtotal - PSCo                                    1,641

SPS Contract:

Borger Energy Associates (g)   QF                        192           2023

Cheyenne Contract:

PacifiCorp (d)                 PacifiCorp System         149           2000
                                                         ---

                                                       1,982
                                                       =====
____________

(a) These contracts are contingent upon the availability of the units listed as the generating source. These contracts are take and pay contracts. Based upon the terms of these agreements, if the capacity is available from these units, then PSCo is obligated to pay for capacity whether or not it takes any energy. However, PSCo has historically satisfied the minimum energy requirements associated with these agreements and anticipates doing so in the future. Additionally, if these units are unavailable, the supplying company has no obligation to furnish capacity or energy and the capacity charge to PSCo is reduced accordingly.

(b) PSCo has entered into two agreements with Basin Electric Power Cooperative. The first agreement is for 100 Mw of capacity through March 31, 2016. The second agreement is for 75 Mw of summer season capacity through March 31, 2016 and 25 Mw of winter season capacity through March 31, 2010.

(c) The current agreement with PacifiCorp expires October 31, 2022. However, the agreement provides PSCo the opportunity to exercise an irrevocable option to terminate the agreement on December 31, 2011, provided PSCo gives notice to PacifiCorp no later than March 1, 2002.

(d) This contract, which expires in 2000, calls for PacifiCorp to sell to Cheyenne the total electric capacity and energy requirements associated with the operation of Cheyenne's service area.

(e) PSCo has entered into five agreements with Tri-State. Agreements 1, 2 and 5 are contracts for 100 Mw each of capacity and expire in 2001, 2017 and 2011, respectively. Agreement 3 is a contract for 25 Mw of summer season capacity and 75 Mw of winter season capacity and expires in 2016. Agreement 4 expires in 2018 and the related capacity is for the following amounts: 1998 through 2000 - 200 Mw and 2001 through 2018 - 250 Mw; however, either party may elect to reduce the Agreement 4 capacity by up to 50 Mw each year, except for 2001, effective in the year 1999. If the full 50 Mw reduction is taken each year, the capacity associated with Agreement 4 from 1999 on would be as follows: 1999 - 150 Mw, 2000 through 2001 - 100 Mw, 2002 - 50 Mw with no commitments thereafter. PSCo has notified Tri-State of its intent to reduce the capacity associated with Agreement 4 to 150 Mw for 1999.


(f) The amount of capacity to be made available for each summer and winter season is agreed upon prior to such season to the extent that Platte River Power Authority has excess capacity for such season.


(g) SPS entered into an agreement with Borger Energy Associates in May 1997 for the purchase of capacity and energy. Power deliveries are expected to begin on or before September 15, 1998. Power purchases from Borger Energy Associates will be up to 192 MW of capacity for the 1998 summer season and 230 MW beginning October 1, 1998 through the remaining contract term. SPS has an option to extend the term of the agreement for an additional 10 years.

      See Note 10.  Commitments and  Contingencies - Purchase  Requirements in
Item 8. Financial Statements And Supplementary Data for information regarding the Company's financial commitments under these contracts. See Interconnections in Item 2. Properties for a discussion of the Company's interconnections with these sources.

      Based on present estimates, PSCo will purchase approximately 32% of the total electric system energy input for 1998. In addition, based on the capacity associated with the purchase power contracts described above, approximately 33% of the total net dependable system capacity for the estimated summer 1998 net firm system peak demand for PSCo will be provided by purchased power.

      All of the QF capacity purchased by PSCo, including approximately 4 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to January 1, 1988. The purchases of additional QF and IPPF capacity are currently based on a competitive bidding process. In 1997, approximately 14% of PSCo's summer net firm system peak demand was provided by QFs.

      In addition to long-term and QF and IPPF purchases, PSCo also made short-term and non-firm purchases throughout the year to replace generation from PSCo-owned units which were unavailable due to maintenance and unplanned outages, to provide PSCo's reserve obligation to the Pool, to obtain energy at a lower cost than that which could be produced by other resource options, including PSCo-owned generation and/or long-term purchase power contracts, and for various other operating requirements. Short-term and non-firm purchases accounted for approximately 3% of PSCo's total energy requirement in 1997.

      Based on current projections, PSCo expects that purchased capacity will continue to meet a significant portion of system requirements at least for the remainder of the 1990s. Such purchases neither require PSCo to make an investment nor afford PSCo an opportunity to earn a return. Further discussion related to recovery of purchased capacity costs can be found in "Regulations and Rates - Cost Recovery Mechanisms." SPS arranged seasonal short-term purchases for the summer of 1997 and may make additional short-term purchases for the 1998 summer season.

      PSCo is a member of the Pool which is composed of members each of which owns and/or operates electric generation and/or transmission systems which are interconnected to one or more other member systems. The objective of the
Pool  is  to  provide   capacity  which  is  categorized  as:  1)  immediately
accessible; 2) accessible within ten minutes; and 3) accessible within twelve hours, as required. As a result of membership in the Pool, PSCo can supply and protect its electric system with less aggregate operating reserve capacity than otherwise would be necessary; emergency conditions can be met with less likelihood of curtailment or impairment of electric service; and generation and transmission facilities and interconnections can be used more efficiently and economically. PSCo is in discussion with regional utilities to create a new reserve sharing arrangement that better meets the new FERC and WSCC requirements. This new sharing arrangement, when finalized, will replace the current Pool arrangement.

      Refer to Item 2. Properties-Electric Transmission Property for a discussion of SPS's activities with the SPP and the WSPP.

Construction Program

      At December 31, 1997, the Company's subsidiaries estimated the cost of their total construction program, including AFDC, to be approximately $530 million in 1998, approximately $541 million in 1999, and approximately $450 million in 2000 (see Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations).

Electric Fuel Supply

      The following tables present the delivered cost per million Btu of each category of fuel consumed by the system for electric generation during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

      PSCo generating plants:                             Weighted
                                                           Average
                                Coal*          Gas       All Fuels**
                            Cost $   %     Cost $   %     Cost $
                            ----------------------------------------

       1997...............    0.99  98       3.03   2       1.03

       1996...............    1.03  98       2.42   2       1.05

       1995...............    0.99  99       1.52   1       1.00

      *  The average cost per ton of coal,  including freight,  for years 1995
         through   1997  shown   above  was   $19.06,   $20.17   and   $18.96,
         respectively.
      ** Insignificant purchases of oil are included.

      SPS generating plants:                              Weighted
                                                           Average
                                Coal           Gas       All Fuels**
                            Cost $   %     Cost $   %     Cost $
                            ----------------------------------------

       1997...............    1.84  69       2.55  31       2.06

       1996...............    1.93  69       2.38  31       2.06

       1995...............    1.81  64       1.63  36       1.75

      * The average cost per ton of coal, including freight and other components, for years 1995 through 1997 shown above was $31.37, $33.26 and $31.97, respectively.
      ** Insignificant purchases of oil, steam and hot nitrogen are included.

Coal

      PSCo's primary fuel for its steam electric generating stations is low-sulfur western coal. PSCo's coal requirements are purchased primarily under eight long-term contracts with suppliers operating in Colorado and Wyoming. The largest contract tonnage is supplied by Cyprus/Amax Coal, which operates the Belle Ayr and Eagle Butte Mines near Gillette, Wyoming and the Foidel Creek mine in northwestern Colorado.

      Long-term contracts presently in existence provide for approximately 88% of 1998 coal requirements and more than 80% of future annual coal requirements through 2000. Any shortfall for 1998 will be provided by purchases on the spot market. During the year ended December 31, 1997, PSCo's coal requirements for existing plants were approximately 9,451,759 tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1997 were approximately 40 days usage, based on the average burn rate for all of PSCo's coal-fired plants.

      The following table provides a summary of the basic supply provisions of PSCo's existing long-term contracts, which provide for a minimum delivery of approximately 78 million tons of low-sulfur coal over their remaining life (see Note 10. Commitments and Contingencies - Purchase Requirements in Item
8. Financial Statements And Supplementary Data ).

                                          1998             1998       Contract
                                         Minimum          Maximum      maximum
                                        delivery         delivery      sulfur
Coal Supplier and Delivery Year          in tons          in tons      content
-------------------------------          -------          -------      -------

Cyprus/Amax (1).....................   3,960,000          (2) (3)       0.50%

Colowyo Coal Company................      88,571 (4)       88,571       0.70%

Twentymile Coal Company (10)........   1,170,000        1,430,000       0.55

Mountain Coal Company...............     600,000 (5)      800,000       0.67%

Powderhorn Coal Company.............     150,000          350,000       0.69%

Seneca Coals, Ltd (6) ..............     439,800              (7)       1.00%

Trapper Mining, Inc.................     179,427 (8)      179,427         (9)

Kennecott Energy Company (10).......     450,000          500,000        0.55

(1) The contract term is completed upon delivery of a fixed quantity regardless of the year in which delivery is completed. From January 1, 1976 through December 31, 1997, approximately 57.6% of the obligation has been delivered.
(2)   Coal requirements of Comanche and Pawnee.
(3) Coal requirements of Pawnee and Pawnee 2 upon completion of Pawnee 2 through 2013.
(4)   The contract minimum quantity varies by year during the agreement.
(5) The contract term is completed upon delivery of a fixed quantity. As of December 31, 1997, approximately 62.7% of the obligation has been delivered.
(6) The contract term is completed upon total delivery of a fixed quantity to Hayden from and after January 1, 1983. As of December 31, 1997, approximately 71.1% of the obligation has been delivered. Delivery is expected to be completed in the year 2004.
(7)   Coal requirements of Hayden.
(8)   The contract minimum quantity varies by year during the agreement.
(9)   Not specified in the contract.
(10) The contract maximum sulfur content as presented in the table is stated in pounds of sulfur per million Btu.

      Each coal contract contains adjustment clauses which permit periodic price increases or decreases. Powder River Basin coal supplies for PSCo's Arapahoe, Pawnee and Comanche stations are transported by the Burlington Northern Sante Fe Railway Company under two contracts which have remaining terms of one year for Arapahoe and three years for Pawnee and Comanche.
Colorado  origin coal  supplies for PSCo's  Cherokee and

Valmont stations are anticipated to be transported by the Union Pacific Railroad Company to Cherokee and by a joint haul of the Union Pacific Railroad Company and Burlington Northern Sante Fe Railway Company to Valmont under two contracts with remaining terms of five and two years, respectively.

      SPS purchases all of its coal requirements for Harrington and Tolk Stations from TUCO, in the form of crushed, ready-to-burn coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the SPS's boiler bunkers located within SPS's coal-fueled stations where it is processed for burning. The contract for the Harrington station expires in 2016 and the contract for the Tolk station expires in 2017. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles which are adjacent to SPS's coal-burning generation stations. At December 31, 1997, TUCO's coal inventories at the Harrington and Tolk sites were approximately 41 days usage. TUCO has executed a long-term coal supply agreement with Kennecott Energy Company affiliated companies to supply approximately 55% of Harrington's projected requirements through 2001 from Cordero, Caballo Rojo and Antelope mines located in the Powder River Basin. In addition, TUCO has contracted for approximately 33% of Harrington's 1998 projected requirements with Kennecott's affiliate, Colowyo Coal Company, from its Colowyo mine located in western Colorado. The Colowyo agreement provides for delivery to Harrington station via the Union
Pacific Railroad. TUCO has long term contracts with ARCO for supply of coal in sufficient quantities to meet all of SPS's needs for Tolk Station.
Specific coal reserves in the Powder River Basin in Wyoming have been dedicated by ARCO to meet the contract quantities. The Powder River Basin coal supplies for both stations are currently transported for TUCO by the Burlington Northern Sante Fe Railway Company to Harrington Station near Amarillo, Texas and to Tolk Station near Muleshoe, Texas. Transportation charges for these Powder River Basin coal supplies make up more than 50% of the total cost of the coal delivered to the boiler.

      See Note 10.  Commitments and  Contingencies - Purchase  Requirements in
Item 8. Financial Statements And Supplementary Data for information regarding financial commitments under the coal supply contracts, as well as the coal transportation contracts.

Natural Gas and Fuel Oil

      PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for PSCo's power plants are procured under short- and intermediate-term contracts on a competitive basis to provide an adequate supply of fuel. SPS has a number of contracts of short and intermediate terms with natural gas suppliers operating in gas fields with long life expectancies in or near its service area. SPS also utilizes firm and interruptible transportation to minimize fuel costs during volatile market conditions and provide reliability of supply. To increase competition for natural gas supply, SPS attained three new interconnections between interstate and intrastate pipelines and various power plant supply headers during 1997. SPS maintains sufficient gas supplies under short and intermediate term contracts to meet all power plant requirements; however, due to flexible contract terms, approximately 40% of SPS's gas requirements were purchased under spot agreements.

Natural Gas Utility Operations

      During the period 1993-1997, PSCo and Cheyenne have experienced growth in the number of residential and commercial customers ranging from 2.7% to 3.2% annually. Since 1993, residential and commercial gas volumes sold have averaged 132.9 million dekatherms ("MMDth") annually. The growth of residential and commercial sales has steadily improved due primarily to stronger economic conditions in Colorado and Wyoming. PSCo and Cheyenne offer transportation services to their large commercial and industrial customers, allowing these customers to purchase gas directly from their suppliers. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas, but will have a positive impact on operating margin. During 1997, transportation services generated revenues of $32.7 million compared to $28.5 million in 1996 and $23.8 million in 1995.

Natural Gas Supply and Storage

      PSCo and Cheyenne have attempted to maintain low cost, reliable natural gas supplies by optimizing a balance of long- and short-term gas purchase, firm transportation and gas storage contracts. During 1997, PSCo and Cheyenne purchased 151.0 MMDth from approximately 72 suppliers, including the following major suppliers: CIG (32.0 MMDth); Western Gas Resources (14.0
MMDth); Amoco Energy Trading Co. (11.6 MMDth); Barrett Resources (11.4 MMDth); and Duke Energy Trading & Marketing (6.1 MMDth). In 1997, the average delivered cost per one thousand dekatherms ("MDth") for PSCo and Cheyenne was $2.92 compared to $2.58 per MDth in 1996 and $2.22 per MDth in 1995 (see Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations). Purchased gas costs are recovered from customers through the GCA (see Note 9. Regulatory Matters in Item 8. Financial Statements And Supplementary Data).

      PSCo and Cheyenne have completed substantially all of their obligations related to gas supply transportation and storage contracts which resulted from FERC Order 636. During 1996, PSCo and Cheyenne entered into new contracts with CIG and others for firm transportation and gas storage services with terms of 5-10 years. Adequate supplies of natural gas are currently available for delivery within the Rocky Mountain region. PSCo and Cheyenne continually evaluate the natural gas markets and procure supplies, as needed, to meet current and anticipated customer demand.

Regulation and Rates

Regulation

General

      The NCE system is subject to the jurisdiction of the SEC under the PUHCA. The PUHCA generally limits the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. PUHCA rules require that transactions between associated companies in a registered holding company system be performed at cost, with limited exceptions.

PSCo

      PSCo is subject to the jurisdiction of the CPUC with respect to its facilities, rates, accounts, services and issuance of securities. The CPUC consists of three full-time members appointed by the Governor and approved by the Colorado Senate. Only two members may be from the same political party.

      PSCo is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. PSCo is also subject to the jurisdiction of the NRC in connection with its ownership, decommissioning and defueling of Fort St. Vrain, which has been repowered as a gas fired combined cycle steam plant.

      PSCo holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without PSCo becoming subject to full FERC jurisdiction.

SPS

      The PUCT has jurisdiction over SPS's Texas operations as an electric utility, and original and appellate jurisdiction over its retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The NMPUC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services in their respective states. The FERC has jurisdiction over SPS's rates for sales of electricity for resale.

Other

      Cheyenne is subject to the jurisdiction of the WPSC. WGI and TOP are subject to FERC jurisdiction. WGI and TOP each hold a FERC certificate which allows them to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. e prime and TOG have authorization from FERC to act as power marketers.

Cost Recovery Mechanisms

PSCo

      At December 31, 1997, PSCo has four adjustment clauses: the ICA (which replaced the ECA in 1996), GCA, DSMCA and QFCCA. These adjustment clauses allow certain costs to be passed through to retail customers. PSCo is required to file applications with the CPUC for approval of adjustment mechanisms in advance of the proposed effective date. The applications must be acted upon before becoming effective.

      The CPUC decision on the Merger modified and replaced the ECA with the ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo, through its GCA, is allowed to recover the difference between its actual costs of purchased gas and the amount of these costs recovered under its base rates. The GCA rate is revised annually on October 1 and otherwise as needed, to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover such gas costs are compared on a monthly basis and differences, including interest, are deferred. The QFCCA was implemented on December 1, 1993. Under the QFCCA, all purchased capacity costs from new QF projects, not otherwise reflected in base electric rates, are recoverable.

      PSCo, in a collaborative process with public interest groups, consumers and industry, has developed DSM programs (programs designed to reduce peak electricity demand, shift on-peak demand to off-peak hours and provide for more efficient operation of the electric generation system), including incentive and cost recovery mechanisms. The CPUC approved the programs in 1993 along with a schedule to be implemented over a three-year period. Effective July 1, 1993, PSCo implemented a DSMCA clause which permits it to recover deferred DSM costs over seven years while non-labor incremental expenses, carrying costs associated with deferred DSM costs and certain incentives associated with the approved DSM programs are recovered on an annual basis.

      The CPUC subsequently opened a separate docket to investigate issues involving alternative annual revenue reconciliation mechanisms and incentive mechanisms related to PSCo's DSM programs. The investigation was completed in 1995 and a final order was issued. The major provisions of the final order, effective December 27, 1995, included: 1) not to proceed with any of the proposed mechanisms; 2) to reduce the recovery period for certain costs of PSCo's DSM programs from seven to five years for expenditures made on or after January 1, 1995; 3) not to establish DSM targets for 1997 and 1998; 4) not to adopt a penalty for failure to achieve DSM targets; and 5) to approve PSCo's proposal to forego incentive payments for DSM programs.

      Under a separate CPUC order issued in December 1992, PSCo has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

SPS

      Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is part of SPS's rates. If it appears that the factor will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The rule requires refunding and surcharging under/over-recovery amounts including interest when they exceed 4% of the utility's annual fuel and purchased power costs, as allowed by the PUCT, if this condition is expected to continue. Under the PUCT's regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS's electricity generation and fuel management activities. SPS will file a reconciliation in 1998 for the generation and fuel management activities of approximately $690 million for the three year period ended December 31, 1997.

      On October 24, 1997, the NMPUC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective January 1998. This will employ an over/under fuel collection calculation made on a monthly basis. SPS will petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. In addition, on an annual basis SPS will file the utility's electric generation and fuel management activities. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation discussed above.

      In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment and clauses.

Cheyenne

      Purchased power and gas costs are recoverable in Wyoming. Cheyenne is required to file applications with the WPSC for approval of adjustment mechanisms in advance of the proposed effective date.

      See Note 9. Regulatory Matters in Item 8. Financial Statements And Supplementary Data for additional discussion.

Environmental Matters

      Certain of the Company's subsidiary facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various Company activities require registrations, permits, licenses, inspections and approvals from these agencies. The Company has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with the environmental standards. During 1997, the EPA issued new regulations regarding particulate emissions. The Company is currently evaluating the impact of these new regulations on its operations.

      The Company's utility subsidiaries have applied for an early election of annual NOx emission limits for eleven units including six PSCo units:
Cherokee Units 3 and 4, Valmont Unit 5, Pawnee Unit 1, and Comanche Units 1 and 2 and five SPS units: Harrington Station Units 1, 2 and 3 and Tolk Station Units 1 and 2. In 1997, the Company met early emission limits for these eleven units. Early election limit is applicable until the year 2008.

      The Company and its subsidiaries continue to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon the Company's operations. See Note 10. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements And Supplementary Data for additional discussion. At December 31, 1997, the estimated 1998, 1999 and 2000 expenditures for environmental air and water emission control facilities were $57.9 million, $24.3 million and $14.7 million, respectively (see Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations).

Competition

Industry Outlook

      Unprecedented change is continuing to occur in the electric utility industry nationwide, furthering the development of a competitive environment. In general, the economics of the electric generation business have fundamentally changed with open transmission access and the increased availability of electric supply alternatives. Such alternatives will likely serve to lower customer prices, particularly in areas where only higher cost energy is currently provided. Customer demands for lower prices and supplier choices, the availability of alternative supplies (IPPFs, QFs, EWGs and power marketers), and open access to the utility transmission grid have resulted in a commodity market for bulk electric supply. The EPAct directly addressed this issue by giving the FERC the authority to require utilities to provide non-discriminatory open access to the transmission grid for purposes of providing wholesale customers with direct access. In response to such authority, in early 1996, the FERC issued new rules on open access transmission services. A number of states have recently adopted or are pursuing plans for competition in the electric utility industry. Legislative and regulatory initiatives are likely to result in even greater competition at both the wholesale and retail level in the future.

      The presence of competition and the associated pressure on prices may ultimately lead to the unbundling of products and services similar to what has evolved in the natural gas industry. Today's market view of the future envisions an unbundled electric utility industry consisting of at least four major business segments: energy supply, transmission, distribution and energy services.

PUHCA

      The SEC has also responded to increasing competition in the utility industry and changes in state and federal utility regulation. In June 1995, the SEC issued its report which focused on both legislative and administrative options for the reform of public utility holding company regulation. The report presented three possible recommendations for legislative reform of PUHCA: 1) conditional repeal of PUHCA, 2) unconditional repeal of PUHCA, and 3) PUHCA remains unmodified, but grants the SEC broader exemptive authority under PUHCA. Any changes in regulation will be determined by Congress. In early 1997, legislation was introduced in Congress that would have repealed PUHCA and transferred certain federal authority to the FERC as recommended in the SEC report as part of broader legislation regarding changes in the electric industry. This legislation is likely to be debated on the Senate floor in April 1998. This legislation was not passed; however, the Company expects that a number of bills regarding the restructuring of the electric utility industry will continue to be considered in the current Congress.

Retail Electric Business

      Today, the retail electric business faces increasing competition from industrial and large commercial customers who have the ability to own or operate facilities to generate their own electric energy requirements. In addition, customers may have the option of substituting fuels, such as natural gas for heating, cooling and manufacturing purposes rather than electric energy, or the option of relocating their facilities to a lower cost environment. While each of the Company's utility subsidiaries face these challenges, these subsidiaries believe their rates are competitive with currently available alternatives. The Company's utility subsidiaries are taking actions to lower operating costs and are working with their customers to analyze the feasibility of various options, including energy efficiency, load management and cogeneration in order to better position the Company's utility subsidiaries to more effectively operate in a competitive environment.

State Regulatory and Legislative Environments - Electric Business

      Below is a discussion on the regulatory and legislative initiatives currently being addressed in each of the Company's retail jurisdictions related to the electric business.

      Colorado - Colorado law permits the CPUC to authorize rates negotiated with individual electric and gas customers who have threatened to discontinue using the services of PSCo, so long as the CPUC finds that such authorization: 1) in the case of electric rates, will not adversely affect PSCo's remaining customers and 2) in the case of gas rates, will not affect PSCo's remaining customers as adversely as would the alternative. In response to the increasingly competitive operating environment for utilities, the regulatory climate is also changing. In 1996, the CPUC opened an inquiry docket related to electric utility restructuring. PSCo submitted a response to a CPUC sponsored restructuring questionnaire which was followed by the CPUC issuing a report on a comprehensive survey on electric industry restructuring. The CPUC is currently working with the Colorado General Assembly in its investigation and implementation of public policy. The CPUC has no electric restructuring authority without legislative mandate.

      During December 1997, PSCo submitted a draft bill relating to electric utility industry restructuring and customer choice. The principles of the proposed bill include: all customers must have the opportunity to benefit; the reliability of electric service must be maintained; all energy suppliers must be subject to the same laws and regulations; the price of electric energy and electric generation capacity must be determined solely by market forces; generation, transmission and distribution may be functionally separated and the transmission and distribution functions will remain subject to regulation; and each electric utility must have a good reasonable opportunity to recover its stranded costs. PSCo will continue to participate in regulatory proceedings which could change or impact current regulation. PSCo believes it will continue to be subject to Colorado rate regulation that will allow for the recovery of all of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business, Utility Operation and Regulation - Regulatory Assets and Liabilities and Note 9. Regulatory Matters in Item 8. Financial Statements And Supplementary Data).

      Texas - Texas legislation enacted in 1995 recognizes the movement to a more competitive market-place by requiring the PUCT to issue new regulations relating to, among other things, allowance of less than fully costed rates in wholesale and retail markets; recognition of and essentially waiving all Texas utility regulation of EWGs and power marketers; and implementation of transmission access comparable to the owning utility's use of its transmission system for non-FERC regulated utilities.

      In the 1997 session, Texas introduced legislative proposals relating to retail wheeling; however, the Texas legislature adjourned without adopting any legislation on this issue. There will be no general session in 1998 in Texas. A Senate Interim Committee on Electric Utility Restructuring began a series of statewide hearings in late 1997. The hearings will continue in 1998 in order to solicit public input on a series of statewide issues relating to retail competition in Texas. This information will be used by the Committee to make recommendations on restructuring legislation for the 1999 session. SPS believes it will continue to be subject to rate regulation that will allow for recovery of all of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business, Utility Operations and Regulation - Regulatory Assets and Liabilities and Note 9. Regulatory Matters in Item 8. Financial Statements And Supplementary Data).

      New Mexico - In 1997 the NMPUC approved Case 2718, "Texas-New Mexico Power Company's TNP's Community Choice Plan." The plan calls for all TNP customers to be able to choose their energy supplier by April 1, 2003.

      The New Mexico legislature rejected all retail wheeling proposals in 1997. Following the 1997 session, the NMPUC initiated Case 2681, the "Investigation of Electric Utility Restructuring", which called for a "collaborative process" that involved utilities, consumer groups, environmental groups, and other interested stakeholders. The NMPUC encouraged the parties to attempt to reach a consensus on a retail choice plan for New Mexico, but the effort was unsuccessful. On January 28, 1998, the NMPUC issued its final report in case 2681. The NMPUC found that it is in the public interest for the State of New Mexico to advance changes in the structure and regulation of the electric industry, and recommends that restructuring proposals should continue to be brought before the legislature. The New Mexico legislature has a 30 day budget session in 1998.

      Wyoming - In January  1998,  the Joint  Minerals,  Business and Economic
Development   Interim  Committee  voted  against  moving  forward  with  draft legislation  entitled the "Wyoming Electric  Restructuring

Act." The 9-5 vote inhibits the progress of the draft during the brief 1998 legislative session of 20 days, unless further acted upon by individual legislators. The draft was a collaborative effort which included the Legislative Subcommittee on Electric Industry Re-regulation, the WPSC, utilities and consumer interest groups. The 1998 legislative session began in February.

      A joint committee of the Wyoming legislature began a series of hearings on restructuring in June of 1997. On September 15, 1997, a report entitled the "Study of the Potential Economic Impacts of Electric Restructuring on the State of Wyoming," which was prepared for the WPSC by an external consultant, was made public. The report analyzed four different restructuring scenarios and concluded overall that restructuring would have only a small impact on rates.

      Kansas -- In December 1997, the Task Force On Retail Wheeling presented its final report to the 1998 Kansas Legislature. The report culminated a study that was authorized by House Bill 2600 which was signed by the Governor on April 26, 1996. Additionally, this legislation imposed a three-year freeze on retail electric wheeling. The task force, which consisted of lawmakers and utility industry representatives, studied numerous issues, including the actions of the FERC; the obligation of electric utilities to serve customers; the recovery of stranded costs; the unbundling of generation, transmission, and distribution services. The report concluded with draft legislation entitled the "Electric Utility Restructuring Act." A 90-day legislative work session, which began January 12, 1998, will also be looking at three other comprehensive electric restructuring bills, along with two other related measures, which were held over from the 1997 session.

      Oklahoma - The Electric Restructuring Act of 1997 was signed by the Governor of Oklahoma on April 25, 1997. This legislation directs a series of studies which will define the orderly transition to consumer choice of electric energy supplier by July 1, 2002. The studies include: Taxation Issues, Independent System Operator ("ISO"), Technical Issues, Financial Issues, and Consumer Issues. The Joint Electric Utility Force, a legislative entity, is in place to oversee the actions of the Oklahoma Corporation Commission, which is the state's regulatory agency. The Oklahoma Corporation Commission has been granted the authority to work alongside electric utilities and other industry interests and consumer groups in order to examine several key concerns. Unbundling of Rates and Services; Ceiling for Rates; Stranded Cost Recovery; Reliability and Safety; Transition Costs are included in the focus. Results and recommendations derived from the studies will direct any further legislative action that may be necessary in order for the Electric Restructuring Act of 1997 to be fully implemented. The ISO study report was presented on January 27, 1998. It is expected that the Taxation Issues study, which began in April 1997, and the Technical Issues study will conclude by December 31, 1998.

Wholesale Electric

      The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. Under the FERC rules issued in early 1996, utilities are required to provide wholesale open-access transmission services consistent with what is provided for in their own operations. The Company's utility subsidiaries are operating with the tariffs approved by the FERC under these rules. To date, these provisions have not had a material impact on the Company's utility subsidiaries operations. For 1997, the Company's consolidated wholesale revenues totaled approximately 15% of total electric revenues. A substantial portion of these revenues related to firm sales contracts, which are expected to continue at current levels for a minimum of 10 years.

Natural Gas

      Changes in regulatory policies and market forces have begun to shift the industry from traditional cost-based regulation involving gas sales, transportation, storage and other related services on a bundled basis toward market-based sales on an unbundled basis. In 1993, the FERC accelerated the process of unbundling the commodity supply component from the physical delivery component of natural gas retail sales service. In recent years, numerous state initiatives have been developed to continue this unbundling process down to the residential and small commercial customers. The goal of unbundling is to offer customers choice of gas suppliers. In 1996, the CPUC opened an investigatory docket concerning the issue of unbundling natural gas services. At this time, no formal action is expected from the CPUC mandating the unbundling of gas utilities. PSCo expects that a gas unbundling bill will be proposed in the Colorado Legislature in 1998 providing the CPUC the authority to allow for full unbundling at the retail level. PSCo plans to participate fully in any such legislative efforts and in any other regulatory proceedings which could change or impact current regulation.

      The natural gas delivery or transportation business has remained competitive as industrial and large commercial customers have the ability to "by-pass" the local gas utility through the construction of interconnections directly with, and the purchase of gas directly from, interstate pipelines, thereby avoiding the delivery charges added by the local gas utility. PSCo and Cheyenne have and will continue to aggressively pursue the retention of all of these customers on their systems.

      PSCo and Cheyenne extend and operate their distribution system primarily by virtue of non-exclusive franchises granted by the various cities and towns. Such franchise agreements are approved by their respective state commissions. Because the franchises are non-exclusive, PSCo and Cheyenne can be faced with the threat of intrusion into their gas territory by third parties. PSCo and Cheyenne hold territorial certificates for a portion of their gas service territory giving them the exclusive right to extend their distribution system and provide natural gas sales and transportation service. However, for the majority of their gas service territory, no such territorial certificates exist.

Franchises

      PSCo held nonexclusive franchises to provide electric or gas service or both services in approximately 121 incorporated cities and towns at December 31, 1997. These franchises consist of 69 combined gas and electric service franchises, 28 electric service franchises and 24 gas service franchises. In 1998, PSCo expects to re-negotiate three of the franchise agreements which will be expiring. PSCo's franchise with the City of Denver will expire in 2006. PSCo supplies electric or gas service or both services in about 114 unincorporated communities.

      SPS held franchises to provide electric service in approximately 104 cities and towns at December 31, 1997.

Foreign Investments

Yorkshire Electricity

      On April 1, 1997, Yorkshire Power, a subsidiary equally owned by PSCo and AEP, indirectly acquired substantially all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. PSCo holds its investment in Yorkshire Power through its wholly-owned subsidiary, NCI. The total consideration paid by Yorkshire Power was approximately $2.4 billion (1.5 billion pounds sterling). Yorkshire Electricity's main businesses are the distribution and supply of electricity and the supply of gas and its service territory is one of the region's largest with approximately 2.1 million customers.

      In July 1997, the U.K. government enacted a windfall tax on certain privatized business entities which is payable in two installments. The windfall tax was a retroactive adjustment to the privatization value based on post-privatization profits during the 1992 - 1995 period. During the third quarter of 1997, Yorkshire Power recorded an extraordinary charge of approximately $221 million (135 million pounds sterling) for this windfall tax. PSCo's share of this tax is approximately $110.6 million. See Note 2. Acquisition of Yorkshire Electricity and U.K. Windfall Tax in Item 8. Financial Statements and Supplementary Data for summary financial information on Yorkshire Power.

Other foreign investments

      The Company owns other foreign investments through various non-regulated subsidiaries; however, at this time, these investments are not significant to the Company's consolidated assets. See Non-Utility Operations below for a more detailed discussion on the Company's non-utility subsidiaries.

Service Company

      NCS, a wholly-owned subsidiary of NCE, was incorporated in 1997 under the laws of the State of Delaware. NCS is the service company for the NCE system and provides a variety of administrative, management, engineering, construction, environmental and support services. NCS provides its services to the NCE system generally at cost, pursuant to service agreements approved by the SEC under PUHCA.

Non-Utility Operations

      NC Enterprises, a wholly-owned subsidiary of NCE, was incorporated in 1997 under the laws of the State of Delaware. NC Enterprises was incorporated to serve as a holding company for non-utility subsidiaries of NCE. NC Enterprises currently has the following five subsidiaries: Quixx, UE, e prime, Natural Fuels and New Century Cadence. The table presented below provides certain financial information regarding each subsidiary of NC Enterprises, followed by a discussion of the operations of the subsidiaries.

                                                                        New
                                                            Natural    Century
                                 Quixx     UE     e prime    Fuels     Cadence
                                 -----     --     -------    -----     -------
                                            (Millions of Dollars)

Operating revenues              $ 14.8   $ 52.3    $196.7   $   6.9    $  -
Total assets                      79.8     55.5      73.5      10.2       2.2
NC Enterprise's Net
   investment at 12/31/97         77.1     42.0      21.1       4.8       1.9

      Quixx: Quixx was incorporated in 1985 under the laws of the State of Texas. Quixx's primary business is investing in and developing cogeneration and energy-related projects. Quixx also holds water rights and certain other nonutility assets. Quixx operates, as a division, Amarillo Railcar Services, a railcar maintenance facility that provides inspection, light and heavy maintenance, and storage for unit trains. A majority of these services are provided for railcars that transport coal for use by SPS. Quixx also finances sales of heat pumps and markets other non-utility goods and services. Quixx currently has the following wholly-owned subsidiaries, most of which hold partnership interests in various energy-related limited partnerships:

      Quixx Jamaica, Inc., a wholly-owned subsidiary of Quixx, holds a 99% limited partnership interest in KES Jamaica, L.P. which owns a facility consisting of two-oil fired combustion turbines located in Montego Bay, Jamaica, W.I. The remaining 1% general partnership interest is owned by KES
Montego, Inc. a wholly-owned subsidiary of Quixx. As of December 31, 1997, Quixx is in the process of winding up operations of this subsidiary.

      Quixx Jamaica Power, Inc., a wholly-owned subsidiary of Quixx, is currently inactive.

      Quixx Mustang Station, Inc., a wholly-owned subsidiary of Quixx, was created to hold Quixx's 0.5% interest in Denver City Energy Associates, L.P., a partnership which owns a 50% interest in Mustang Station, a 488 MW combined cycle generating facility which is scheduled for completion in 1998. Quixx will also hold a 49.5% interest in Denver City Energy Associates, LP through Quixx Resources, Inc. a wholly-owned subsidiary of Quixx.

      Quixxlin Corp, a wholly-owned subsidiary of Quixx, was created to hold a 0.5% general partnership interest in Quixx Linden, L.P., which will construct a 23 MW natural gas fired cogeneration facility located in Linden, New Jersey. It is estimated that this facility will be completed in mid-1998. Quixx also directly holds a 49.5% limited partnership interest in Quixx Linden, L.P.

      Quixx Borger Cogen, Inc., a wholly-owned subsidiary of Quixx, will hold a 0.5% general partnership interest in Borger Energy Associates, L.P., which will own a cogeneration plant that will be located at the Phillips Petroleum Refinery Complex near Borger, Texas. Quixx Resources, Inc., a wholly-owned subsidiary of Quixx, will hold a 49.5% limited partnership interest in this same partnership.

      Quixx WPP94, Inc., a wholly-owned subsidiary of Quixx, holds a 0.33% general partnership interest in Windpower Partners, 1994 L.P. Windpower Partners, 1994 L.P. owns a 35 MW wind generation facility in Culberson County, Texas. Quixx also directly holds a 24.67% limited partnership interest in Windpower Partners, 1994 L.P.

      Quixx Louisville, L.L.C., a wholly-owned subsidiary of Quixx, owns a facility consisting of two gas-fired boilers providing steam to a DuPont plant in Louisville, Kentucky.

      Quixx  Power  Services,   Inc.,  a  wholly-owned  subsidiary  of  Quixx,
operates and maintains certain cogeneration facilities.

      Quixx WRR, L.P., a wholly-owned subsidiary of Quixx, holds Quixx's water rights located in Roberts, Gray, Hutchinson and Carson Counties, Texas. Quixx holds a 1% general partnership interest and through Quixx Resources, Inc. a 99% limited partnership interest in Quixx WRR, L.P.

      Quixx holds a 50% interest in Mosbacher  Power Group and Mosbacher Power
International,   which  are  independent  power  development   companies  with
interests in the development stage in Cambodia and Colombia.

      Quixx Carolina, Inc., a wholly-owned subsidiary of Quixx, holds a 1% general partnership interest in Carolina Energy Limited Partnership, a waste-to-energy cogeneration facility. Quixx also holds a 32.33% limited partnership interest in this same partnership. In June 1997, Quixx wrote off its investment of approximately $13.64 million in the Carolina Energy Limited Partnership (see Note 3. Acquisition and Divestiture of Investments in Item
8. Financial Statements And Supplementary Data).

      Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership, a waste-to-energy facility located near Fayetteville, North Carolina. In December 1996, Quixx wrote off its entire investment in this project of approximately $16 million (See Note 3. Acquisition and Divestiture of Investments in Item 8. Financial Statements And Supplementary Data).

      UE: UE was incorporated in 1985 under the laws of the State of Texas. UE is engaged in engineering, design, construction management and other miscellaneous services. UE currently has two wholly-owned subsidiaries
- Universal Utility Services Company and Precision Resource Company. Universal Utility Services Company provides cooling tower maintenance and repair, certain other industrial plant improvement services, and engineered maintenance of high voltage plant electric equipment. Precision Resource Company provides contract professional and technical resources for customers in the energy industrial sectors. UE also owns a 49% interest in Vista Environmental Services, LLC, which performs environmental consulting for energy and industrial customers in both the private and government sectors, primarily in the southwestern United States.

      e prime: e prime was incorporated in 1995 under the laws of the state of Colorado. e prime provides energy related products and services which include, but are not limited to, electric and gas brokering, marketing and trading, and energy consulting. e prime has also pursued international energy investment opportunities. In March of 1996, e prime received authorization from the FERC to act as a power marketer. In September of 1996, e prime acquired TOG, a gas marketing company, with headquarters in Houston and an office in Boston. e prime and TOG have merged operations and together they provide value-added energy related products and services to over 2,200 end use customers and utilities nationwide. Additionally, e prime currently owns the following subsidiaries (subsidiaries formed, but inactive have been excluded):

      TOP is a small pipeline company which connects two major interstate pipelines.

      YGSC owns a 47.5% general partnership interest in Young Storage which owns and operates an underground gas storage facility in northeastern Colorado.

      e prime Projects International, Inc. and e prime Operating, Inc. were formed to hold and operate investments in EWG's and foreign utility companies, which in 1997 included the purchase and subsequent sale of a 25% interest in a 608 mw coal-fired electric power plant near Topar, Karaganda, the Republic of Kazakstan.

      e prime also holds a 50% ownership interest in Johnstown Cogeneration, a limited liability company.

      Natural Fuels: Natural Fuels was incorporated in 1990 under the laws of the State of Colorado. Natural Fuels sells compressed natural gas as a transportation fuel to retail markets, converts vehicles for natural gas usage, constructs fueling facilities, and sells miscellaneous fueling facility equipment. Natural Fuels has a 50% ownership interest in Natural/Total Limited Liability Company, which owns and operates natural gas fueling stations located at Total Petroleum Gas Stations in Colorado.
Natural Fuels has a 25% ownership interest in Natural/Peoples Limited Liability Company which owns and operates one natural gas fueling station located in Castle Rock, Colorado. Additionally, Natural Fuels has a 67% ownership interest through Natural/Total in Natural/Total/KN Limited Partnership, a partnership which owns the profits interest in the natural gas fueling stations located at Total Petroleum sites in the Colorado towns of Grand Junction and Glenwood Springs.

      New Century Cadence: New Century Cadence was incorporated in 1997 under the laws of the State of Colorado. New Century Cadence was created to hold a 1/3 interest in Cadence Network LLC, an energy-related company which provides energy management and consulting services, as well as brokering and marketing of energy commodities. Specifically, Cadence Network LLC will provide a single source for both energy management services and products designed to lower energy costs for national companies that operate at multiple locations. Cadence Network LLC is equally owned by New Century Cadence, Cinergy-Cadence, Inc. (a subsidiary of Cinergy, Inc.) and Progress Holdings, Inc. (a subsidiary of Florida Progress Holdings, Inc.)

Employees

      The number of employees in the NCE system at December 31, 1997 is presented in the table below. Of the employees listed below, approximately 2,938, or 47%, are covered under collective bargaining agreements. For further information, see Note 10. Commitments and Contingencies - Union Contracts in Item 8. Financial Statements and Supplementary Data.

                             NCE System Employees
                             --------------------

                        PSCo                    3,160
                        SPS                     1,332
                        NCS                     1,325
                        Cheyenne                  100
                        NC Enterprises            373
                                                  ---
                          Total                 6,290
                                                =====

               Consolidated Electric Operating Statistics (NCE)

                                               Year Ended December 31,
                                               -----------------------
                                            1997        1996        1995(2)
                                            ----        ----        -------
Energy Generated, Received & Sold
  (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................       33,278,721   32,116,961   37,067,838
  Combustion Turbine.............        6,595,055    6,351,117      151,294
  Pumped Storage.................          193,834      178,205       68,400
  Hydro..........................          224,898      197,660      208,104
                                           -------      -------      -------

    Total Net Generation.........       40,292,508   38,843,943   37,495,636
  Energy Used for Pumping........          300,649      276,983      109,632
                                           -------      -------      -------

    Total Net System Input.......       39,991,859   38,566,960   37,386,004
  Purchased Power and Net Interchange   11,985,546   10,295,074   10,145,620
                                        ----------   ----------   ----------

    Total System Input...........       51,977,405   48,862,034   47,531,624
  Used by Company................           77,734       88,304    1,239,914
  Other (1)......................        1,677,085    1,352,843    1,526,358
                                         ---------    ---------    ---------
    Total Energy Sold............       50,222,586   47,420,887   44,765,352
                                        ==========   ==========   ==========

Electric Sales (Thousands of Kwh):
  Residential....................        9,730,390    9,530,275    8,991,000
  Commercial.....................       13,223,936   12,832,091   12,094,269
  Industrial.....................       13,789,814   13,729,777   13,433,472
  Public Authorities.............          773,656      780,251      736,375
  Wholesale - Regulated .........       11,494,742   10,129,788    9,510,236
  Wholesale Energy Services -
     Non-Regulated ..............        1,210,048      418,705            -
                                         ---------      -------         ----
    Total Energy Sold............       50,222,586   47,420,887   44,765,352
                                        ==========   ==========   ==========

Number of Customers at End of Period:
  Residential....................        1,285,307    1,269,322    1,237,218
  Commercial.....................          185,911      183,928      177,607
  Industrial.....................           12,888       12,830       12,274
  Public Authorities.............           81,994       80,486       79,819
  Wholesale - Regulated .........              279          235          191
  Wholesale Energy Services -
     Non-Regulated ..............               12            6            -
                                                --         ----         ----
      Total Customers ...........        1,566,391    1,546,807    1,507,109
                                         =========    =========    =========

Electric Revenues (Thousands of Dollars):
  Residential....................       $  692,886   $  682,966   $  638,972
  Commercial.....................          735,636      738,266      701,135
  Industrial.....................          532,276      521,843      526,349
  Public Authorities.............           58,235       55,608       50,441
  Wholesale - Regulated..........          412,088      376,315      341,265
  Wholesale Energy Services -
     Non-Regulated ..............           22,861        7,806            -
  Other Electric Revenues........           19,377       33,735       25,017
                                            ------       ------       ------
    Total Electric Revenues......       $2,473,359   $2,416,539   $2,283,179
                                        ==========   ==========   ==========

Average Annual Kwh Sales per
  Residential Customer                       7,570        7,508        7,267
Average Annual Revenue per
  Residential Customer                     $539.08      $538.06      $516.46
Average Residential Revenue per Kwh          .0712        .0717        .0711
Average Commercial Revenue per Kwh           .0556        .0575        .0580
Average Industrial Revenue per Kwh           .0386        .0380        .0392
Average Wholesale - Regulated
  Revenue per Kwh                            .0359        .0371        .0359
_________________________

(1)    Primarily includes net distribution and transmission line losses.
(2) Reflects the combined historical information of PSCo as of and for the year ended December 31, 1995 with the historical information of SPS as of and for the year ended August 31, 1995.

            Consolidated Electric Operating Statistics (PSCo) (1)

                                               Year Ended December 31,
                                               -----------------------
                                            1997        1996        1995
                                            ----        ----        ----

Energy Generated, Received & Sold
 (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................       17,586,343   17,099,890   16,053,928
  Combustion Turbine.............          154,019      121,079        5,251
  Pumped Storage.................          193,834      178,205       68,400
  Hydro..........................          224,898      197,660      208,104
                                           -------      -------      -------

    Total Net Generation.........       18,159,094   17,596,834   16,335,683
  Energy Used for Pumping........          300,649      276,983      109,632
                                           -------      -------      -------

    Total Net System Input.......       17,858,445   17,319,851   16,226,051
  Purchased Power and Net Interchange   11,470,535   10,349,298    9,794,968
                                        ----------   ----------    ---------

    Total System Input...........       29,328,980   27,669,149   26,021,019
  Used by Company................           45,492       57,603       64,885
  Other (2)......................        1,659,347    1,352,843    1,526,358
                                         ---------    ---------    ---------
    Total Energy Sold............       27,624,141   26,258,703   24,429,776
                                        ==========   ==========   ==========

Electric Sales (Thousands of Kwh):
  Residential....................        6,662,679    6,606,601    6,281,911
  Commercial.....................       10,109,615    9,880,502    9,284,577
  Industrial.....................        5,511,722    5,791,608    5,747,534
  Public Authorities.............          189,141      200,070      188,363
  Wholesale - Regulated .........        4,490,895    3,361,217    2,927,391
  Wholesale Energy Services -
     Non-Regulated ..............          660,089      418,705            -
                                           -------      -------         ----
    Total Energy Sold............       27,624,141   26,258,703   24,429,776
                                        ==========   ==========   ==========

Number of Customers at End of Period:
  Residential....................          976,629      959,249      936,759
  Commercial.....................          128,593      126,426      123,277
  Industrial.....................              339          380          378
  Public Authorities.............           81,209       79,725       79,154
  Wholesale - Regulated .........               33           26           17
  Wholesale Energy Services -
     Non-Regulated ..............               12            6            -
                                              ----         ----         ----
      Total Customers ...........        1,186,815    1,165,812    1,139,585
                                         =========    =========    =========

Electric Revenues (Thousands of Dollars):
  Residential....................       $  503,727   $  507,233   $  477,740
  Commercial.....................          563,439      571,536      552,905
  Industrial.....................          228,925      249,774      257,189
  Public Authorities.............           26,778       25,798       23,029
  Wholesale - Regulated..........          145,561      120,478      114,514
  Wholesale Energy Services -
     Non-Regulated ..............           10,448        7,806            -
  Other Electric Revenues........            6,318        6,365       23,719
                                             -----        -----       ------
    Total Electric Revenues......       $1,485,196   $1,488,990   $1,449,096
                                        ==========   ==========   ==========

Average Annual Kwh Sales per
  Residential Customer                       6,822        6,965        6,794
Average Annual Revenue per
  Residential Customer                     $515.78      $534.79      $516.70
Average Residential Revenue per Kwh          .0756        .0768        .0761
Average Commercial Revenue per Kwh           .0557        .0578        .0596
Average Industrial Revenue per Kwh           .0415        .0431        .0447
Average Wholesale - Regulated
  Revenue per Kwh                            .0324        .0358        .0391
_________________________

(1) Includes year-to-date amounts through July 31, 1997 for the subsidiaries transferred in connection with the Merger.
(2) Primarily includes net distribution and transmission line losses.


               Consolidated Electric Operating Statistics (SPS)

                                      Year ended  September 1 -
                                      December 31 December 31      Year ended August 31
                                      -----------------------      --------------------
                                          1997       1996           1996          1995
                                          ----       ----           ----          ----
Energy Generated, Received & Sold
  (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................      15,692,378    4,994,294    14,895,995    21,013,910
  Combustion Turbine.............       6,441,036    1,747,556     6,186,155       146,043
                                        ---------    ---------     ---------       -------

    Total Net Generation.........       22,133,414   6,741,850    21,082,150    21,159,953
Purchased Power and Net Interchange       (402,504)    332,644     1,226,976       350,652
                                          --------     -------     ---------       -------

    Total System Input...........       21,730,910   7,074,494    22,309,126    21,510,605
  Used by Company, Other.........           31,862     438,190     1,420,687     1,175,029
                                            ------     -------     ---------     ---------
  Total Energy Sold..............       21,699,048   6,636,304    20,888,439    20,335,576
                                        ==========   =========    ==========    ==========

Electric Sales (Thousands of Kwh) (1):
  Residential....................        2,986,815     891,695     2,868,982     2,709,089
  Commercial.....................        2,990,488     989,580     2,886,807     2,809,692
  Industrial.....................        8,135,280   2,661,642     7,813,433     7,685,938
  Public Authorities.............          582,618     190,439       571,579       548,012
  Wholesale - Regulated .........        7,003,847   1,902,948     6,747,638     6,582,845
                                         ---------   ---------     ---------     ---------
    Total Energy Sold............       21,699,048   6,636,304    20,888,439    20,335,576
                                        ==========   =========    ==========    ==========

Number of Customers at End of Period(1):
  Residential....................          308,439     310,073       308,554       300,459
  Commercial.....................           57,298      57,502        57,204        54,330
  Industrial.....................           12,549      12,450        12,418        11,896
  Public Authorities.............              785         761           750           665
  Wholesale - Regulated .........              246         209           197           174
                                               ---         ---           ---           ---
      Total Customers ...........          379,317     380,995       379,123       367,524
                                           =======     =======       =======       =======

Electric Revenues (Thousands of Dollars)(1):
  Residential....................       $  184,372   $  54,109    $  172,214  $    161,231
  Commercial.....................          166,572      54,033       154,653       148,231
  Industrial.....................          298,754      95,494       274,117       269,160
  Public Authorities.............           31,249      10,090        29,220        27,412
  Wholesale - Regulated..........          266,527      71,663       252,145       226,751
  Other Electric Revenues........           12,881      10,190        17,048         1,298
                                            ------      ------        ------         -----
    Total Electric Revenues......       $  960,355   $ 295,579    $  899,397  $    834,083
                                        ==========   =========    ==========  ============

Average Kwh Sales per Residential
   Customer                                  9,684       2,876         9,298         9,017
Average Revenue per Residential
   Customer                                $597.76     $174.50       $558.13       $536.62
Average Residential Revenue per Kwh          .0617       .0607         .0600         .0595
Average Commercial Revenue per Kwh           .0557       .0546         .0536         .0528
Average Industrial Revenue per Kwh           .0367       .0359         .0351         .0350
Average Wholesale - Regulated Revenue
   per Kwh                                   .0381       .0377         .0374         .0344
_________________________

(1) Presentation of electric revenues by class has been changed to include unbilled revenue in other electric revenue to conform with the current year presentation.

                                       21


             Consolidated Gas Operating Statistics (NCE and PSCo)

                                              Year Ended December 31,
                                           NCE       PSCo         NCE and PSCo
                                          1997       1997 (3)   1996       1995
                                          ----       ----       ----       ----

Natural Gas Purchased and Sold
 (Thousands of Dth):
  Purchased from CIG.............        32,035     32,035     39,924   38,687
  Purchased from Others..........       119,652    118,128    107,374  101,259
  Purchased for Non-regulated
    Gas Marketing (1) ...........        61,248     35,189     22,807      237
                                         ------     ------     ------      ---
      Total Purchased............       212,935    185,352    170,105  140,183
  Company Use....................         1,213      1,211        520    1,330
  Other (2)......................        17,236     15,461     10,000    5,657
                                         ------     ------     ------    -----
    Total Gas Sold...............       194,486    168,680    159,585  133,196
                                        =======    =======    =======  =======

Gas Deliveries (Thousands of Dth):
  Residential....................        87,386     86,634    86,102    82,188
  Commercial ....................        47,471     46,857    51,655    50,771
  Non-regulated Gas Marketing (1)        59,629     35,189    21,828       237
                                         ------     ------    ------       ---
      Total Gas Sold.............       194,486    168,680   159,585   133,196
  Transportation.................        93,271     86,831    90,304    75,704
  Other Gas Deliveries...........            73         73     1,141     1,391
                                             --         --     -----     -----
    Total Deliveries.............       287,830    255,584   251,030   210,291
                                        =======    =======   =======   =======

Number of Customers at End of Period:
  Residential....................       928,134    902,759   902,078   872,777
  Commercial.....................        91,937     89,229    90,761    89,034
  Non-regulated Gas Marketing (1)         2,190          -     1,255         2
                                          -----        ---     -----       ---
    Total........................     1,022,261    991,988   994,094   961,813
  Transportation and Other.......         2,215      2,205     1,794       952
                                          -----      -----     -----       ---
    Total Customers..............     1,024,476    994,193   995,888   962,765
                                      =========    =======   =======   =======

Gas Revenues (Thousands of Dollars):
  Residential....................      $410,406   $407,004  $362,481  $383,719
  Commercial.....................       186,248    184,192   176,328   205,275
  Non-regulated Gas Marketing (1)       172,524     99,273    64,389       399
  Transportation.................        32,646     32,465    28,549    23,769
  Other Gas Revenues.............        14,772     10,157     8,750    11,423
                                         ------     ------     -----    ------
      Total Gas Revenues.........      $816,596   $733,091  $640,497  $624,585
                                       ========   ========  ========  ========

Average Annual Dth Sales per
  Residential Customer ..........         94.15      95.97     97.14     95.65
Average Annual Revenue per
  Residential Customer ..........       $442.18    $450.85   $408.93   $446.58
Average  Revenue per  Dekatherm:
  Residential ...................        $4.697     $4.698    $4.210    $4.669
  Commercial ....................        $3.923     $3.931    $3.459    $3.970
  Transportation ................        $0.352     $0.375    $0.316    $0.314
_________________________

(1) Includes purchases and sales by e prime and TOG.
(2) Primarily includes distribution and transmission line losses and net changes to gas in storage.
(3) Includes year-to-date amounts through July 31, 1997 for the subsidiaries transferred in connection with the Merger.

Item 2.  Properties

PSCo Electric Generation Property

      The PSCo electric generating stations expected to be available at the time of the anticipated 1998 net firm system peak demand during the summer season are as follows:

                                                        Net Dependable
                                                           Capacity
                                            Installed        (Mw)
                                             Gross      at Time of Anticipated  Major
            Name of Station                 Capacity   1998 Net Firm System      Fuel
             and Location                     (Mw)         Peak Demand*         Source
             ------------                     ----         ------------         ------

Steam:
    Arapahoe-Denver....................      262.00         246.00               Coal
    Cameo-near Grand Junction .........       77.00          72.70               Coal
    Cherokee-Denver....................      784.00         723.00               Coal
    Comanche-near Pueblo...............      725.00         660.00               Coal
    Craig-near Craig...................       86.90 (a)      83.20               Coal
    Hayden-near Hayden.................      259.00 (b)     237.00               Coal
    Pawnee-near Brush..................      530.00         511.00               Coal
    Valmont-near Boulder (Unit 5)......      188.00         178.00               Coal
    Zuni-Denver........................      115.00         107.00            Gas/Oil
                                             ------         ------
      Total............................    3,026.90       2,817.90

Fort St. Vrain Combustion Turbine - near
  Platteville .........................      141.45         126.75                Gas
Combustion turbines (6 units-various
  locations) ..........................      209.00         171.00                Gas
Hydro (14 units-various locations) (c).       53.35          36.55 (d)          Hydro
Cabin Creek Pumped Storage-near Georgetown   324.00 (e)     162.00              Hydro
Cherokee Diesel generators (2 units)...        5.50           5.50                Oil
                                               ----           ----
      Total............................    3,760.20       3,319.70
                                           ========       ========

________________

* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

(a) The gross maximum capability of Craig Units No. 1 and No. 2 is 894 Mw, of which the Company has a 9.72% undivided ownership interest.

(b) The gross  maximum  capability of Hayden Units No. 1 and No. 2 is 202.01
    Mw and 285.96 Mw, respectively, of which the Company has a 75.5% and 37.4% undivided ownership interest, respectively.

(c) Includes one station (two units) not owned by the Company but operated under contract.

(d) Seasonal Hydro Plant net dependable  capabilities are based upon average
    water   conditions  and  limitations  for  each  particular   season.   The
    individual plant seasonal  capabilities are sometimes  limited by less than design water flow.

(e) Capability at maximum load.

SPS Electric Generation Property

      The SPS electric generating stations expected to be available at the time of the anticipated 1998 net firm system peak demand during the summer season are as follows:

                                                        Net Dependable
                                                           Capacity
                                            Installed        (Mw)
                                             Gross      at Time of Anticipated  Major
            Name of Station                 Capacity   1998 Net Firm System      Fuel
             and Location                     (Mw)         Peak Demand*         Source
             ------------                     ----         ------------         ------


Steam:
    Harrington- near Amarillo, TX......    1,137.00       1,066.00               Coal
    Tolk - near Muleshoe, TX ..........    1,130.00       1,080.00               Coal
    Jones - near Lubbock, TX...........      512.00         486.00                Gas
    Plant X - near Earth, TX...........      465.00         444.00                Gas
    Nichols - near Amarillo, TX........      479.00         457.00                Gas
    Cunningham - near Hobbs, NM........      489.00         475.00                Gas
    Maddox - near Hobbs, NM............      123.00         118.00                Gas
    CZ-2 - near Pampa, TX..............       26.00          26.00            Purch. steam
    Moore County - near Sunray, TX.....       51.00         48.00                 Gas
                                              -----         -----
      Total............................    4,412.00       4,200.00

Gas Turbine:
    Carlsbad - near Carlsbad, NM.......       16.00          16.00                Gas
    CZ-1 - near Pampa, TX..............       13.00          13.00            Hot nitrogen
    Maddox - near Hobbs, NM............       76.00          76.00                Gas
    Riverview - near Borger, TX........       25.00          25.00                Gas

Diesel Engine (1 unit) - Tucumcari, NM.       13.00          13.00              Diesel
                                              -----          -----
      Total............................     4,555.00      4,343.00
                                            ========      ========

________________

* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

Nuclear Generation Property

      Fort St. Vrain, near Platteville, PSCo's only former nuclear generating station, ceased operations on August 29, 1989 and on March 22, 1996 the physical decommissioning of the station was completed. The initial phase of the repowered gas fired combined cycle steam electric generating station began commercial operations on May 1, 1996 (see Note 10. Commitments and Contingencies in Item 8. Financial Statements And Supplementary Data).

Electric Transmission Property

      PSCo: On December 31, 1997, PSCo's transmission system consisted of approximately 112 circuit miles of 345 Kv overhead lines; 1,942 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 999 circuit miles of 115 Kv overhead lines; 22 circuit miles of 115 Kv underground lines; 331 circuit miles of 69 Kv overhead lines; 139 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground lines. PSCo jointly owns with another utility approximately 342 circuit miles of 345 Kv overhead lines and 360 miles of 230 Kv overhead lines, of which PSCo's share is 112 miles and 147 miles, respectively, which shares are included in the amounts listed above.

      SPS: On December 31, 1997, SPS's transmission system consisted of approximately 319 circuit miles of 345 Kv overhead lines; 1,598 circuit miles of 230 Kv overhead lines; 2,540 circuit miles of 115 Kv overhead lines; 1,755 circuit miles of 69 Kv overhead lines; 1 circuit mile of 115 Kv underground line; and 5 circuit miles of 69 Kv underground lines.

Interconnections

      PSCo: PSCo's transmission facilities are located wholly within Colorado. The system is interconnected with the systems of the following utilities with which PSCo has major firm purchase power contracts; capacity and energy are provided primarily by generating sources in the locations indicated:

      Utility                                          Location
      -------                                          --------

      Basin Electric Power Cooperative................ Southeast Wyoming
      PacifiCorp ..................................... West & Northwest U.S.
                                                       Northwest Colorado
      Platte River Power Authority.................... Northcentral Colorado
      Tri-State....................................... Southeast Wyoming and
                                                       Northwest Colorado

      PSCo has wheeling agreements with the above, and with other utilities and public power agencies, which are utilized to provide capacity and energy to PSCo's system from time to time.

      PSCo is a member of the WSCC, an interstate network of transmission facilities which are owned by public entities and investor-owned utilities. WSCC is the regional reliability coordinating organization for member electric power systems in the western United States. PSCo is also a member of the Western Systems Power Pool which is an economic power pool that operates an electronic bulletin board and acts as a clearinghouse for bulk power transactions among over 90 member utilities and marketers.

      SPS: SPS's transmission system is located in parts of Texas, New Mexico, Oklahoma and Kansas. SPS is connected with utilities west of its service territory through two HVDC interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

      Utility                                           Location
      -------                                           --------

      El Paso Electric Company and Texas-New Mexico
         Power Company .................................Near Artesia, NM
      Public Service Company of New Mexico .............Near Clovis, NM
      Public Service Company of Oklahoma................Near Oklaunion, TX
                                                         and near Elk City, OK
      West Texas Utilities..............................Near Shamrock, TX
                                                         and near Groom TX
      WestPlains Energy.................................Near Guymon, OK

      SPS is a member of the SPP. Transactions with the SPP are handled through interties near Elk City and Guymon, Oklahoma, and Shamrock and Oklaunion, Texas. These interties allow the Company to sell or to purchase energy from the eastern electrical grid. HVDC interconnections link SPS with the western electrical grid of the United States. SPS purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico.

      SPS is a  participant  in the FERC  approved WSPP bulk power market.  This
arrangement   provides  for   short-term   energy  and   capacity   exchanges,
transmission  services,   flexible  pricing,  and  electronic  bulletin  board
posting of available power and energy.

      It is presently anticipated that a tie line between Amarillo, Texas and southeastern Colorado will be constructed by the year 2001. The tie line would be approximately 300 miles and the voltage would be 345 Kv. PSCo and SPS have agreed with other utilities to comprehensive procedures for regional planning of the new transmission interconnection. Following the completion of the line, the PSCo and SPS systems will be operated as a single interconnected system.

Electric Distribution Property

      The distribution system of the Company's electric subsidiaries consists of both overhead lines and underground distribution systems. PSCo owns approximately 220 substations (30 of which are jointly owned) having an aggregate transformer capacity of 19,167,000 Kva, of which 4,145,827 Kva is step-up transformer capacity at generating stations. SPS owns approximately 348 substations having an aggregate transformer capacity of 19,277,000 Kva, of which 5,951,000 Kva is step-up transformer capacity.

Gas Property

      The gas property of PSCo at December 31, 1997 consisted chiefly of approximately 15,362 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 8,888 miles of mains. Pressures in the system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances. PSCo also owns and operates four gas storage facilities.

Other Property

      PSCo's steam heating property at December 31, 1997 consisted of 10.5 miles of transmission, distribution and service lines in the central business district of Denver, including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at PSCo's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. An additional 80,000 pounds per hour can be supplied as emergency backup through operation of a leased steam heat boiler housed at the State of Colorado. PSCo also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

Property of Subsidiaries

      Unregulated subsidiary property is approximately 1% of the total net book value of the properties of the Company and consolidated subsidiaries combined. 1480 Welton, Inc. owns two buildings that are used by PSCo.

Character of Ownership

      The steam electric generating stations, the majority of major electric substations owned by the Company and its subsidiaries are on land owned in fee. Approximately half of the compressor stations and a limited number of town border and meter stations are also on land owned in fee. The remaining major electric substations, compressor stations and the majority of gas regulator stations and town border and meter stations are wholly or partially on land leased from others or on or along public highways or on streets or public places within incorporated towns and cities (under franchises or other rights). PSCo's Cabin Creek Pumped Storage Hydroelectric Generating Station, its Shoshone Hydroelectric Generating Station and a portion of the related intake tunnel are located on public lands of the United States. As to substantially all property on or across public lands of the United States, the Company or its subsidiaries hold licenses or permits issued by appropriate Federal agencies or departments. The Leyden gas storage facility is located largely on leased property under leases expiring December 31, 2040. The Company and its utility subsidiaries have the power of eminent domain pursuant to State law to acquire property for their electric and gas facilities. The electric and gas transmission and distribution facilities are for the most part located on land owned by the Company or its subsidiaries pursuant to easements obtained from the record holders of title or are over or under streets, public highways or other public places and on public lands under franchises or other rights. The water rights of the Company and its subsidiaries are owned subject to divestment to the extent of any abandonment thereof.

      Substantially all of the utility plant and other physical property owned by the Company's utility subsidiaries is subject to the liens of the respective indentures securing the mortgage bonds of the Company's utility subsidiaries.

Item 3.  Legal Proceedings

      See  Note  9.   Regulatory   Matters  and  Note  10.   Commitments   and
Contingencies in Item 8. Financial Statements And Supplementary Data.

Item 4.  Submission of Matters to a Vote of Security Holders

      NCE:  None.
      PSCo: None.
      SPS:  Omitted pursuant to General Instruction I(2)(c).

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is listed on the New York stock exchange. On August 1, 1997 following the receipt of all required State and Federal regulatory approvals, PSCo and SPS combined to form NCE with the result that the common shareholders of PSCo and SPS became the common shareholders of NCE. Pursuant to the Merger Agreement, each outstanding share of PSCo common stock, par value $5.00 per share, was canceled and converted into one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value per share, was canceled and converted into 0.95 of one share of NCE common stock. Prior to the Merger, PSCo and SPS common stock was listed on the New York, Chicago and Pacific Stock Exchanges. The following table sets forth for the periods indicated the dividends declared per share of common stock and the high and low sale prices of the common stock on the consolidated tape as reported by The Wall Street Journal for NCE, PSCo and SPS in 1997 and by the National Quotations Bureau, Inc. for SPS in 1996.

                                                 Dividends        Price Range
         NCE Year and Quarter                     Declared      High       Low
         --------------------                     --------      ----       ---
1997
    Third Quarter (from August 1, 1997)..........  $   .58  $43 3/16    $   39
    Fourth Quarter...............................      .58    49 5/8    40 1/4
                                                       ---
                                                    $ 1.16
         PSCo Year and Quarter
         ---------------------
1997
    First Quarter................................  $  .525   $40 1/8   $38 1/4
    Second Quarter...............................     .525    41 3/4    37 3/4
    Third Quarter (to August 1, 1997) (1)........     .115   42 3/16    40 1/8
                                                      ----
                                                    $1.165
1996
    First Quarter................................   $ .525   $36 1/2   $33 3/4
    Second Quarter...............................     .525    36 3/4    32 3/8
    Third Quarter................................     .525    36 7/8    34 3/4
    Fourth Quarter...............................     .525    39 1/2    35 1/4
                                                      ----
                                                    $ 2.10
         SPS Year and Quarter
         --------------------
1997
    First Quarter................................  $   .55   $37 1/8   $35 3/4
    Second Quarter...............................      .55    39 1/2    37 3/8
    Third Quarter (to August 1, 1997) (2)........      .46    40 1/8    37 5/8
                                                       ---
                                                    $ 1.56
1996 - Transition Period
    Fiscal Quarter ended November 30, 1996.......  $   .55   $36 3/4   $31 3/4
    Month ended December 31, 1996................        -    35 7/8    34 3/8
                                                       ---
                                                   $   .55

                                                 Dividends        Price Range
         SPS Year and Quarter                     Declared      High       Low
         --------------------                     --------      ----       ---

1996 - Fiscal Year
    Fiscal Quarter ended November 30, 1995.......  $   .55   $33 7/8  $     30
    Fiscal Quarter ended February 29, 1996.......      .55    33 7/8     32 18
    Fiscal Quarter ended May 31, 1996............      .55    34 1/8    30 5/8
    Fiscal Quarter ended August 31, 1996.........      .55    33 3/8    30 1/4
                                                       ---
                                                    $ 2.20

(1) A partial  dividend  payable to  shareholders  covering the period July
    12, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.525, but prorated for the number of days in the interim period.
(2) A partial dividend payable to shareholders covering the period May 16, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.55, but prorated for the number of days in the interim period.

      At December 31, 1997, the book value of the Company's common equity was $21.25 per share. At February 19, 1998, there were 83,124 holders of record of the Company's common stock and the market price of the stock was $45.50. In November 1997, the Company filed a Registration Statement on Form S-3 to sell 9 million shares of common stock. In December 1997, the Company sold
5.9 million shares of common stock. See Note 4. Capital Stock for a discussion of the shareholders' rights plan.

      The Company anticipates declaring quarterly dividends at an annualized rate of $2.32 per share. However, the dividend level is dependent upon the Company's results of operations, financial position and other factors and is evaluated quarterly by the Board of Directors. See Item 7. Management's
Discussion  And  Analysis Of  Financial  Condition  And Results Of  Operations
(NCE).

Item 6.  Selected Financial Data (NCE)

      The NCE selected financial data for 1997 and 1996 has been prepared from the combination of the historical information of PSCo and SPS as of and for the years ended December 31, 1997 and 1996. The 1995, 1994, and 1993 selected financial data has been prepared from the combination of PSCo information as of and for the years ended December 31, 1995, 1994 and 1993 with the SPS information as of and for the years ending August 31, 1995, 1994 and 1993. Income statement and cash flow information for SPS for the four months ended December 31, 1995 is presented in SPS's Transition Period statements in Item 8. Financial Statements and Supplementary Data. This following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein.

                                                   Year ended December 31,
                                                   -----------------------
                                     1997        1996       1995        1994        1993
                                     ----        ----       ----        ----        ----
NCE                                (In Thousands, except per share data & ratio)
---
Operating revenues:
   Electric..................     $2,473,359  $2,416,539  $2,283,179  $2,243,284  $2,146,806
   Gas.......................        816,596     640,497     624,585     624,922     628,324
   Other.....................         52,570      39,998      54,444      42,092      27,975
                                      ------      ------      ------      ------      ------
      Total..................      3,342,525   3,097,034   2,962,208   2,910,298   2,803,105
Total operating expenses.....      2,713,300   2,461,451   2,345,264   2,413,704   2,282,714
Operating income.............        629,225     635,583     616,944     496,594     520,391
Income before extraordinary item     261,487     272,341     281,492     255,545     244,574
Extraordinary item - U.K.
  windfall tax                      (110,565)          -           -           -           -
Net income...................        150,922     272,341     281,492     255,545     244,574
Per share data applicable to
   common stock (a):
   Basic and diluted earnings
    per share (c) ...........          $2.50       $2.64       $2.77       $2.54       $2.48
   Dividends declared (b)....          $2.53       $2.18       $2.15       $2.13       $2.13
Rate of return earned on average
   common equity (income before
   extraordinary item to common)       11.6%       12.8%       14.0%       13.3%       13.4%
Total assets.................     $7,310,281  $6,617,442  $6,260,794  $6,027,106  $5,775,110
Total construction expenditures      475,497     454,968     380,407     409,485     385,830
Total common equity..........      2,353,245   2,170,040   2,064,397   1,963,654   1,873,085
Preferred stock of subsidiaries:
   Not subject to mandatory
    redemption ...............       140,002     140,008     212,688     212,688     212,688
   Subject to mandatory
     redemption at par(including
     amounts due within one year)     39,253      39,913      41,289      42,665      45,454
SPS obligated mandatorily
   redeemable preferred securities   100,000     100,000           -           -           -
Long-term debt of subsidiaries
   (including amounts due within
      one year)                    2,245,424   2,050,189   1,854,737   1,703,808   1,742,440
Notes payable & commercial paper     588,343     298,561     288,050     339,794     276,875

_________________

(a) Earnings per share are based on the weighted average number of shares of common stock outstanding.
(b) The 1997 amount includes dividends declared by PSCo and SPS for the period January 1, 1997 through July 31, 1997 and dividends declared by NCE for the period August 1, 1997 through December 31, 1997. The Company is currently declaring quarterly dividends at an annualized rate of $2.32 per share. See Item 5 Market for Registrant's Common Equity and Related
   Stockholder Matters.
(c) The 1997 amount is before the $1.06 extraordinary loss per share related to the U.K. windfall tax.

                                       29

                                                   Year ended December 31,
                                                   -----------------------
                                     1997(a)     1996       1995        1994        1993
                                     -------     ----       ----        ----        ----
PSCo                                (In Thousands, except per share data & ratio)
----
Operating revenues:
   Electric..................     $1,485,196  $1,488,990  $1,449,096  $1,399,836  $1,337,053
   Gas.......................        733,091     640,497     624,585     624,922     628,324
   Other.....................         11,356       7,951       7,010       7,517      11,548
                                      ------       -----       -----       -----      ------
      Total..................      2,229,643   2,137,438   2,080,691   2,032,275   1,976,925
Operating income.............        337,353     324,536     295,907     245,683     259,173
Income before extraordinary item     204,042     190,346     178,856     170,269     157,360
Extraordinary item - U.K.
  windfall tax ..............       (110,565)          -           -           -           -
Dividend requirements on
  preferred stock ...........         11,752      11,848      11,963      12,014      12,031
Earnings available for common
  stock .....................         81,725     178,498     166,893     158,255     145,329
Net income...................         93,477     190,346     178,856     170,269     157,360
Total assets.................      4,994,733   4,572,648   4,351,789   4,207,832   4,057,600
Total common equity..........      1,621,399   1,438,288   1,343,645   1,267,482   1,184,183
Preferred stock:
   Not subject to mandatory
     redemption .............        140,002     140,008     140,008     140,008     140,008
   Subject to mandatory
     redemption at par (including
     amounts due within one year)     39,253      42,489      43,865      45,241      45,454
Long-term debt
     (including amounts due
      within one year) ......      1,595,298   1,414,558   1,278,389   1,180,580   1,193,668
Notes payable & commercial paper     348,555     244,725     288,050     324,800     276,875

______________

(a) The 1997 information includes Cheyenne, WGI, e prime and Natural Fuels through July 31, 1997. These subsidiaries were transferred to NCE in connection with the Merger.


SPS Selected financial data omitted pursuant to General Instruction I(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE,PSCo and SPS)

Competition and Industry Outlook

      Electric utilities in the U. S. have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territories with an opportunity to earn a regulated rate of return. This regulatory environment is changing. Retail competition for electric service is now a reality in a few states and many other states have either passed or proposed legislation that will allow all customers to choose their energy supplier in the future. Competition within the wholesale electric energy market has intensified with open-access transmission and an increase in marketing and trading activities by utilities and power marketers. Convergence, consolidation and globalization of the gas and electric industries is continuing as companies position themselves for deregulation and competition in an unbundled energy industry with energy supply, transmission, distribution and energy services business segments.

      Electric prices in the Company's service territories are relatively low in comparison to other parts of the U.S., lessening the need for immediate legislative and regulatory change. State legislatures and state utility commissions in the retail jurisdictions served by the Company's utility subsidiaries have begun to address the restructuring of the electric utility industry, but so far no actions have been taken that are expected to significantly impact the Company. Overall, the Company believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market. Accomplishing a smooth transition to a competitive electric utility industry requires the resolution of several important and complex issues, including, but not limited to: 1) what segments of the business will be open to competition and what will the rules of competition be; 2) how to transition from traditional cost-of-service regulation to performance-based regulation or market-based pricing; 3) who will pay for the costs of prudent utility investments or past commitments (i.e. stranded costs) that will be uneconomic in a competitive environment;
4) what environmental impacts will result from deregulation and 5) how to ensure safe and reliable electric service. The resolution of these and other issues will likely impact the Company and its utility subsidiaries in the future. The potential negative financial impacts could include an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital (see Note 1. Summary of Significant Accounting Policies in
Item 8. Financial Statements and Supplementary Data). At this time, the Company and its utility subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operations or cash flows. The Company agrees with the need for change in the industry and will proactively support legislation and participate in regulatory proceedings to protect the interests of its shareholders and its customers.

Corporate Overview - 1997

      After two years of work, the merger of PSCo and SPS was completed effective August 1, 1997, creating a larger and more geographically diverse combined service territory and reducing business risks related to changes in economic, competitive and/or climatic conditions. The Company can now begin to derive benefits from the more efficient and economic utilization of combined facilities and personnel. Obtaining all of the regulatory approvals to effect the Merger and transitioning NCE into a post-merger organization took longer than anticipated and, accordingly, the Company did not realize the synergy savings that it had initially hoped to achieve in 1997. The Company has organized into business units as part of its strategy for future growth. The business units, structured to focus on specific customer markets, consist of: Commodity Services, Retail Services, Delivery Services, including transmission and distribution and International Investments. The Company intends to build upon the core competencies brought together with the Merger.

      NCE expanded its international presence with its 50% investment in Yorkshire Power, which acquired Yorkshire Electricity, a United Kingdom regional electricity company whose service territory is one of the region's largest with approximately 2.1 million customers. Domestically, the Company has invested in Cadence Network LLC, an energy-related company which will provide a single source for both energy management services and products designed to lower energy costs for national companies that operate at multiple locations. The Company has continued to develop and expand its gas and power marketing activities to serve customers within and outside of markets served by its utility subsidiaries. The Company's operating priorities in 1997 continued to focus on maintaining quality and reliable service, while reducing costs and business risks. This approach resulted in positive earnings for the Company and a customer refund obligation to PSCo customers in connection with the sharing of electric department earnings in excess of 11% return on equity.

Earnings

      Earnings per share were $1.44 ($2.50 before the extraordinary item), $2.64 and $2.77 during 1997, 1996 and 1995, respectively. Earnings for 1995 include the results of SPS for its fiscal year ending August 31. The significant decrease in 1997 was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million, or $1.06 per share, for its 50% ownership in Yorkshire Power. However, ongoing operations of Yorkshire Power positively impacted the Company's 1997 earnings by approximately $25.4 million net of borrowing costs and income taxes, or $0.24 per share. Earnings during 1997 and 1996 were negatively impacted by the write-offs of certain investments in waste-to-energy cogeneration facilities, higher merger and business integration costs resulting from the August 1, 1997 closing of the Merger and electric rate decreases instituted in 1996 and 1997. Management anticipates that future operating results will benefit from the synergies from the Merger and other growth initiatives discussed above. See Forward Looking Information.

Electric Operations

      The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands of dollars).
                                                    Increase (Decrease)
                                                      From Prior Year
                                                      ---------------
                                                    1997          1996
                                                    ----          ----
Electric operating revenues:
 Retail ....................................      $ 20,350      $ 81,786
 Wholesale..................................        35,773        35,050
 Non-regulated power marketing..............        15,055         7,806
 Other (including unbilled revenues)........       (14,358)        8,718
                                                   -------         -----
  Total revenues............................        56,820       133,360
Fuel used in generation.....................        36,525        83,233
Purchased power.............................        20,905        23,383
                                                    ------        ------
  Net increase (decrease) in electric margin      $   (610)     $ 26,744
                                                  ========      ========

      The following table summarizes electric Kwh sales by major customer classes.

                                                                  % Change *
                                           Millions of Kwh Sales From Prior Year
                                           -------------------------------------
                                                 1997       1996    1997   1996
                                                 ----       ----    ----   ----
Residential ...............................      9,730     9,530     2.1%  6.0%
Commercial and Industrial  ................     27,014    26,562     1.7   4.1
Public Authority ..........................        774       780    (0.8)  6.0
                                                   ---       ---
 Total Retail.............................      37,518    36,872     1.8   4.6
Wholesale..................................     11,495    10,130    13.5   6.5
Non-regulated Power Marketing..............      1,210       419     **    **
                                                 -----       ---
Total......................................     50,223    47,421     5.9   5.9
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased slightly during 1997, when compared to 1996. PSCo's retail rate reductions (approximately $15.4 million) implemented in October 1996 and February 1997 and the recognition at PSCo of an estimated customer refund obligation (approximately $16.4 million) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 9. Regulatory Matters in Item 8. Financial Statements and supplementary data) were primary contributors to the decrease. Electric margin was also negatively impacted by the recognition at SPS of an estimated customer refund obligation (approximately $1.8 million) related to the guaranteed merger savings, as well as interruptible rates available to certain classes of retail and wholesale customers. An overall increase of approximately 1.8% in electric Kwh sales to retail customers resulting from customer growth of 1.3%
minimized the impact of these rate reductions. Higher wholesale electric sales and power marketing activities by non-regulated subsidiaries also contributed to increased operating revenues, however, the margin on such sales is minimal. Electric margin increased in 1996, when compared to 1995, primarily due to an overall 4.6% increase in retail sales resulting primarily from customer growth of 2.6%. The hotter than normal late spring and early summer 1996 in the SPS territory also favorably impacted retail and firm wholesale sales. Customer growth and higher economy sales by the Company's utility subsidiaries and power marketing activities of non-regulated subsidiaries contributed to increased wholesales revenues, but had little impact on electric margin.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1997 and 1996, when compared to the respective preceding year, had little impact on net income. In its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. For 1997, the ICA did not significantly impact electric margin (see Note 9. Regulatory Matters in Item 8. Financial Statements and Supplementary data).

      Fuel used in generation expense increased approximately 5.8% during 1997, as compared to 1996, primarily due to increased generation levels at PSCo and SPS power plants and higher natural gas costs at SPS. Fuel used in generation expense increased 15.1% during 1996, as compared to the prior year, primarily due to the increased natural gas and coal costs.

      Purchased power expense increased 4.1% and 4.8% during 1997 and 1996, respectively, as compared to the previous year. These increases are primarily due to the amount of power purchased by PSCo to meet increased wholesale requirements and other customer demands, as well as an increase in power marketing activities, which were initiated in the third quarter of 1996.

Gas Operations

      The following table details the annual change in revenues from gas sales and gas purchased for resale as compared to the preceding year (in thousands of dollars).

                                                          Increase (Decrease)
                                                            From Prior Year
                                                            ---------------
                                                          1997          1996
                                                          ----          ----
Revenues from gas sales (including unbilled revenues)   $172,340      $ 11,211
Gas purchased for resale....................             150,128           483
                                                         -------           ---
 Net increase in gas sales margin...........            $ 22,212      $ 10,728
                                                        ========      ========

      The following table compares gas dekatherm (Dth) deliveries by major customer classes.

                                              Millions of         % Change *
                                            Dth Deliveries      From Prior Year
                                            --------------      ---------------
                                            1997      1996         1997   1996
                                            ----      ----         ----   ----
Residential............................     87.4      86.1         1.5%    4.8%
Commercial.............................     47.5      51.7        (8.1)   (1.7)
Non-regulated gas marketing............     59.6      21.8         **      **
                                            ----      ----
  Total Sales..........................    194.5     159.6        21.9    19.8
Transportation, gathering and processing    93.3      91.4         2.1    18.6
                                            ----      ----
  Total................................    287.8     251.0        14.7    19.4
                                           =====     =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in 1997, when compared to 1996, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case and an increase in gas marketing activities by non-regulated subsidiaries. Gas costs were higher during 1997, as compared to 1996, as a result of higher per-unit gas prices throughout the year. Gas sales margin increased in 1996, when compared to 1995, primarily due to higher retail gas sales resulting from customer growth of 3.4% and slightly colder weather.

      Gas transportation, gathering and processing revenues increased $3.8 million during 1997, when compared to 1996, primarily due to an increase in deliveries and higher transportation rates effective February 1, 1997, resulting from PSCo's 1996 rate case. In addition, the shifting of various commercial customers to firm transport customers of PSCo, some of which became retail customers of the Company's non-regulated subsidiaries, contributed to the increase in 1997 and 1996, when compared to the preceding year.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $25.8 million during 1997, as compared to 1996, primarily due the favorable impact on 1996 earnings of the settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million) and the recognition in operating and maintenance expenses of the Texas jurisdictional portion of the Thunder Basin judgment (approximately $12 million) in accordance with the PUCT order received by SPS in December 1997. The recognition of the Thunder Basin judgment did not impact earnings as the costs were included in the calculation of deferred revenue. The Company expects to recover these costs through SPS's fixed fuel factor (see Note 9. Regulatory Matters in Item 8 Financial Statements and Supplementary data). Higher operating costs from non-regulated operations were offset, in part, by lower labor and employee benefit costs and other general decreases attributable to the Merger and the Company's overall cost containment efforts. Other operating and maintenance expenses decreased $14.0 million in 1996, primarily due to the settlement with the DOE, lower labor and employee benefit costs resulting from the hiring freeze instituted in late 1995 and other general cost reductions, offset, in part by higher operating costs from certain non-regulated operations that were, for the most part, initiated during 1996.

      Depreciation and amortization expense increased $18.2 million in 1997 and $19.3 million in 1996 primarily due to the higher depreciation expenses from property additions and amortization of software costs.

      Other income and deductions increased $7.3 million in 1997 and decreased $30.5 million in 1996, when compared to the preceding year. Other income and deductions was favorably impacted in 1997 by the recognition of equity earnings in Yorkshire Power ($34.9 million), of which approximately $10 million related to the change in the U.K. corporate income tax rate from 33% to 31% (see Note 2. Acquisition of Yorkshire Power and U.K. Windfall Tax in Item 8. Financial Statements and supplementary data). Other income and deductions was negatively impacted by the write-offs in June 1997 and December 1996 of certain investments in waste-to-energy cogeneration facilities and the recognition of merger and business integration costs incurred over the past two years. Additionally in 1996, the Company recognized a gain on the sale by Quixx of certain water rights (see Note 3. Acquisition and Divestiture of Investments in Item 8. Financial Statements and supplementary data).

      Interest charges and preferred dividends increased $31.5 million during 1997, as compared to 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power. These financings included PSCo's issuance of medium-term notes and an increased level of short-term borrowings by NCE and its subsidiaries. Additionally, dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust increased due to the October 1996 issuance of $100 million of SPS Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust. An increase in long-term debt used to finance capital expenditures and other corporate cash requirements served to increase interest charges and preferred dividends during 1996, when compared to 1995.

Commitments and Contingencies

      Issues relating to regulatory and environmental matters are discussed in Notes 9 and 10 in Item 8. Financial Statements and Supplementary Data. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

      Based on a preliminary analysis, the Company expects to incur costs of approximately $50-65 million over the next two years to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities. The costs recognized by PSCo and SPS are anticipated to be slightly less than two-thirds and one-third, respectively, of the total estimated costs. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Common Stock Dividend

      During 1997, the Company and its subsidiaries declared four full quarterly dividends (two by NCE and two by PSCo and SPS prior to the Merger) and a partial dividend by PSCo and SPS covering the stub period up through the day prior to the Merger effective date. The partial dividends declared by PSCo, covering the period July 12, 1997 through July 31, 1997, and SPS, covering the period May 16, 1997 through July 31, 1997, were based on the respective quarterly dividend rate, but prorated for the number of days in the interim period. It is currently anticipated that the Company will pay dividends on its common stock of $2.32 per share annually. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows
                                                1997           1996       1995
                                                ----           ----       ----
Net cash provided by operating activities
 (in millions)                                 $344.4         $481.2     $558.4

      Cash provided by operating activities decreased in 1997, when compared to 1996, primarily due to the SPS payment in April 1997 of the Thunder Basin judgment and an increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through PSCo's GCA and will be recovered from customers in the future. Cash provided by operating activities decreased $77.2 million in 1996 primarily due to the undercollection of purchased gas and electric energy costs ($62.5 million) and lower cash receipts because of a PSCo gas refund that was applied directly to customers' accounts in late 1995.
                                                1997           1996       1995
                                                ----           ----       ----
Net cash used in investing activities
 (in millions)                                 $856.4         $443.2     $407.5

      Cash used in investing activities increased during 1997, when compared to 1996, primarily due to the acquisition of a 50% equity interest in Yorkshire Power for approximately $360 million and the 1996 sale by Quixx of certain water rights. Construction expenditures also increased in 1997 and 1996, when compared to the preceding year.
                                                1997           1996       1995
                                                ----           ----       ----
Net cash provided by (used in)
  financing activities (in millions)           $534.6         $(16.3)   $(126.0)

      Cash provided by financing activities increased during 1997, when compared to 1996, primarily due to NCE's issuance of common stock in December 1997 and PSCo's issuance of medium-term notes. The proceeds from the $75 million financing by PSCo in January 1997 were used to fund its construction program. The proceeds from the issuance of $250 million medium-term notes by PSCo in March 1997, together with additional borrowings of approximately $110 million on its short-term lines of credit, were used to fund the investment in Yorkshire Power. As a result of the increase in recoverable purchased gas and electric energy costs and reduced cash flows resulting from lower electric rates, coupled with increased merger and business integration costs, PSCo has utilized the proceeds from additional short-term borrowings to finance ongoing construction expenditures. With the consummation of the Merger effective August 1, 1997, management anticipates that future operating results and related cash flows will benefit from synergies resulting from the Merger. Cash used in financing activities decreased in 1996, as compared to 1995, primarily due to the issuance of additional long-term debt. Additionally, proceeds of $100 million were received in October 1996 from the issuance of SPS obligated mandatorily redeemable preferred securities of a subsidiary trust. These combined proceeds were used to fund the Company's subsidiaries' construction programs, for other general corporate purposes and to repay short-term indebtedness incurred for such purposes.

Prospective Capital Requirements

      The estimated cost as of December 31, 1997 of the construction programs of the Company and its subsidiaries and other capital requirements for the years 1998, 1999 and 2000 are shown in the table below (in millions of dollars):
                                             1998        1999      2000
                                             ----        ----      ----
Electric
    Production *........................   $   192      $  128    $   71
    Transmission........................        56         107       137
    Distribution........................       130         166       138
Gas ....................................        84          73        70
General.................................        68          67        34
                                                --          --        --
      Total construction expenditures...       530         541       450
Less: AFDC..............................        15          13        10
Add: Sinking funds and debt maturities
     and refinancings ..................       252         131       131
                                               ---         ---       ---
Total capital requirements..............   $   767      $  659    $  571
                                           =======      ======    ======

* Capital requirements for 1998 Electric Production include approximately $59 million for Fort St. Vrain repowering and approximately $58 million for emission control equipment and environmental projects.

      The construction programs of the Company's subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting the Company's long-term energy needs. In addition, the Company's ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies and future requirements to install emission control equipment may impact actual capital requirements (see Note 10. Commitments and
Contingencies - Environmental Issues in Item 8. Financial Statements and Supplementary data).

Capital Sources

      At December 31, 1997, the Company and its subsidiaries estimate that their 1998-2000 capital requirements will be met with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the sale of common stock by NCE, the sale of utility obligated mandatorily redeemable preferred securities, the issuance of secured and unsecured long-term debt, including first mortgage bonds of NCE subsidiaries, and the issuance of short-term debt by NCE and its subsidiaries. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of the Company and its subsidiaries.

Registration Statements

      The Company has an effective registration statement covering the issuance of 10 million shares of common stock to be issued under the Company's Dividend Reinvestment and Cash Payment Plan. Any proceeds received by the Company will be used for general corporate purposes. This program allows for either the purchase of shares on the open market or the issuance of new shares. The Dividend Reinvestment Plan allows the Company's shareholders to purchase additional shares of the Company's common stock through the reinvestment of cash dividends and the purchase of additional shares of common stock with optional cash payments.

      NCE also has an effective registration statement covering the issuance of 9 million shares of Common Stock ($1 par value). On December 10, 1997, NCE sold 5.9 million shares under this registration statement. The net proceeds from this sale were approximately $251.4 million. The Company expects to issue the remaining 3.1 million shares in late 1998.

Subsidiary Registration Statements

      In 1996 and in early 1997, PSCo established a $250 million Secured Medium-Term Note Program, Series B and a $150 million Secured Medium-Term Note Program, Series C pursuant to a registration statement for the issuance of $400 million of First Collateral Trust Bonds. All securities under these Medium-Term Note Programs have been issued.

      SPS has an effective shelf registration statement under which $220 million of debt securities and/or preferred stock are available for issuance, a portion of which is still subject to state utility commission approval.

Short-Term Borrowing Arrangements

      NCE has a $225 million credit facility with several banks that provides for $100 million of direct borrowings by NCE until the outstanding stock of PSCCC, a wholly-owned subsidiary of PSCo, is transferred to NCE. After the transfer NCE will have access to $225 million of direct borrowings under the credit facility.

      PSCo and its subsidiaries have available committed and uncommitted lines of credit to meet their short-term cash requirements. PSCo and its subsidiaries have a credit facility with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by PSCo and PSCCC, and to provide for direct borrowings thereunder. At December 31, 1997, $13.4 million remained unused under this facility. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent PSCo and its subsidiaries from performing their obligation under the credit facility. This facility expires on November 17, 2000. PSCo also has available a $125 million line of credit which expires on April 30, 1998. At December 31, 1997, the entire amount of the facility remained unused. In addition, PSCo has individual arrangements for uncommitted bank lines of credit which totaled $50 million, and all were used at December 31, 1997. These individual arrangements expire on December 31, 1998. PSCo may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans. PSCo's charter allows for unsecured borrowings without the consent of the holders of preferred stock to the extent the total of such borrowings does not exceed 15% of total capitalization (as defined therein) except in the case of certain refinancings (see Note 7. Short-term Borrowing Arrangements in Item 8. Financial Statements and Supplementary Data).

      PSCCC may periodically issue medium-term notes (in addition to the short-term debt discussed above) to supplement the financing/purchase of PSCo's customer accounts receivable and fossil fuel inventories. As of December 31, 1997, PSCCC had issued and had outstanding $100 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of PSCo's outstanding customer accounts receivable and monthly changes in fossil fuel inventories and will vary minimally from year-to-year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

      Arrangements by SPS for committed lines of credit, which provide $180 million, are maintained by a combination of fee payments and compensating balances. At December 31, 1997, $171 million of such balances were maintained through a fee and $9 million required account deposits of 1 1/2% of the unused portion of the loan commitment. At December 31, 1997, $24 million remained unused under these lines of credit.

Accounting Pronouncements Issued But Not Yet Effective

      SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), address disclosure issues and were issued during 1997. They are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires disclosure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. SFAS 131 requires a public company to report selected information about its reportable operating segments. Operating segments are components of an enterprise for which discrete financial information is available, that is evaluated regularly by the chief operating decision-maker within a company for making operating decisions and assessing performance. The Company adopted these standards effective January 1, 1998.

Item 8.  Financial Statements and Supplementary Data

           REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors of the Company addresses its oversight responsibility for the consolidated financial statements through its Audit Committee. The Audit Committee meets regularly with the independent public accountants and the internal auditor to discuss results of their audit work and their evaluation of the adequacy of the internal controls and the quality of financial reporting.

In fulfilling its responsibilities in 1997, the Audit Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's independent public accountants. The Audit Committee reviewed the overall scope and specific plans of the independent public accountants' and internal auditor's respective audit plans, and discussed the independent public accountants' management letter recommendations, approved their general audit fees, and reviewed their non-audit services to the Company.

The committee meetings are designed to facilitate open communications among Company management, internal auditing, independent public accountants, and the Audit Committee. To ensure auditor independence, both the independent public accountants and internal auditor have full and free access to the Audit Committee.


/s/ Danny H. Conklin
Danny H. Conklin, Chairman
Audit Committee

February 24, 1998

                             REPORT OF MANAGEMENT

The accompanying financial statements of New Century Energies, Inc. and subsidiaries have been prepared by Company personnel in conformity with generally accepted accounting principles consistent with the Uniform System of Accounts of the Federal Energy Regulatory Commission. The integrity and objectivity of the data in these financial statements are the responsibility of management. Financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

The accompanying financial statements have been audited by independent public accountants. Management has made available to its independent public accountants all the Company's and its subsidiaries' financial records and related data and has provided to them representations we believe to be valid and appropriate.

The Company maintains a system of internal control over financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee of the Board of Directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of December 31, 1997 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, the Company believes that, as of December 31, 1997, the Company's system of internal control over external financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.


/s/ Teresa S. Madden                      /s/ Bill D. Helton
Teresa S. Madden                          Bill D. Helton
Principal Accounting Officer              Chief Executive Officer

February 13, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEW CENTURY ENERGIES, INC.:

We have audited the consolidated balance sheets of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Southwestern Public Service Company for the years ended December 31, 1996 and August 31, 1995, included in the consolidated financial statements of New Century Energies, Inc., which statements reflect total assets constituting 31% in 1996 and total revenues constituting 31% and 30% in 1996 and 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Southwestern Public Service Company, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Energies, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 13, 1998

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                                    ASSETS

                                                             1997       1996
                                                             ----       ----
Property, plant and equipment, at cost:
   Electric ..........................................   $6,703,863  $6,448,993
   Gas................................................    1,136,231   1,035,394
   Steam and other....................................      120,322     115,766
   Common to all departments..........................      437,636     418,262
   Construction in progress...........................      318,124     260,943
                                                            -------     -------
                                                          8,716,176   8,279,358
   Less: accumulated depreciation ....................    3,182,800   2,990,275
                                                          ---------   ---------
     Total property, plant and equipment..............    5,533,376   5,289,083
                                                          ---------   ---------



Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated subsidiaries (Note 2) ............      295,316      29,672
   Other..............................................       71,411      51,324
                                                             ------      ------
    Total investments.................................      366,727      80,996
                                                            -------      ------


Current assets:
   Cash and temporary cash investments................       72,623      50,015
   Accounts receivable, less reserve for uncollectible
     accounts ($5,355 at December 31, 1997; $6,623 at
     December 31, 1996) . ............................      315,539     285,912
   Accrued unbilled revenues..........................      110,877     106,198
   Recoverable purchased gas and electric energy costs
      - net ..........................................      129,292      47,003
   Materials and supplies, at average cost............       68,411      66,748
   Fuel inventory, at average cost....................       23,162      27,059
   Gas in underground storage, at cost (LIFO).........       47,394      42,826
   Prepaid expenses and other.........................       56,868      46,773
                                                             ------      ------
    Total current assets..............................      824,166     672,534
                                                            -------     -------
Deferred charges:
   Regulatory assets (Note 1).........................      430,475     466,111
   Unamortized debt expense ..........................       20,833      20,839
   Other..............................................      134,704      87,879
                                                            -------      ------
    Total deferred charges............................      586,012     574,829
                                                            -------     -------
                                                         $7,310,281  $6,617,442
                                                         ==========  ==========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                           CAPITAL AND LIABILITIES

                                                             1997       1996
                                                             ----       ----

Common stock (Note 4).................................   $1,694,195  $1,396,849
Retained earnings.....................................      659,050     773,191
                                                            -------     -------
    Total common equity...............................    2,353,245   2,170,040

Preferred stock of subsidiaries (Note 4):
   Not subject to mandatory redemption................      140,002     140,008
   Subject to mandatory redemption at par.............       39,253      39,913
SPS obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures of SPS (Note 5) ...........      100,000     100,000
Long-term debt of subsidiaries (Note 6)...............    1,987,955   1,879,928
                                     -                    ---------   ---------
                                                          4,620,455   4,329,889
                                                          ---------   ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
   pensions (Note 12) ................................       62,716      58,551
   Employees' postemployment benefits (Note 12).......       27,953      27,551
                                                             ------      ------
    Total noncurrent liabilities......................       90,669      86,102
                                                             ------      ------

Current liabilities:
   Notes payable and commercial paper (Note 7)........      588,343     298,561
   Long-term debt due within one year.................      257,469     170,261
   Preferred stock subject to mandatory redemption
   within one year ...................................        2,576       2,576
   Accounts payable...................................      298,469     317,260
   Dividends payable..................................       68,296      36,973
   Customers' deposits................................       27,993      27,283
   Accrued taxes......................................       66,587      78,989
   Accrued interest...................................       52,615      46,948
   Current portion of accumulated deferred income taxes
     (Note 13) .......................................       27,391       8,143
   Other..............................................       87,380     106,464
                                                             ------     -------
    Total current liabilities.........................    1,477,119   1,093,458
                                                          ---------   ---------

Deferred credits:
   Customers' advances for construction...............       53,041      50,635
   Unamortized investment tax credits ................      106,147     111,647
   Accumulated deferred income taxes (Note 13)........      922,341     906,354
   Other..............................................       40,509      39,357
                                                             ------      ------
    Total deferred credits............................    1,122,038   1,107,993
                                                          ---------   ---------

Commitments and contingencies (Notes 9 and 10)........    ---------  ----------
                                                         $7,310,281  $6,617,442
                                                         ==========  ==========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of Dollars, Except per Share Data)
            Years ended December 31, 1997, 1996 and 1995 (Note 1)



                                                      1997     1996      1995

Operating revenues:
   Electric................................... $2,473,359 $2,416,539 $2,283,179
   Gas........................................    816,596    640,497    624,585
   Other......................................     52,570     39,998     54,444
                                                   ------     ------     ------
                                                3,342,525  3,097,034  2,962,208

Operating expenses:
   Fuel used in generation....................    671,805     635,280   552,047
   Purchased power............................    531,487     510,582   487,199
   Cost of gas sold...........................    543,291     393,163   392,680
   Other operating and maintenance expenses...    594,359     568,581   582,608
   Depreciation and amortization..............    243,078     224,865   205,584
   Taxes (other than income taxes) ...........    129,280     128,980   125,146
                                                  -------     -------   -------
                                                2,713,300   2,461,451 2,345,264
                                                ---------   --------- ---------
Operating  income.............................    629,225     635,583   616,944

Other income and deductions:
   Merger expenses............................    (34,088)   (21,107)    (4,827)
   Write-off of investments in cogeneration
     projects (Note 3) .......................    (16,052)   (15,546)         -
   Equity in earnings of Yorkshire Power and
     other unconsolidated subsidiaries (Note 2)    34,166        389        (47)
   Miscellaneous income and deductions - net..    (11,215)     1,771        930
                                                  -------      -----        ---
                                                  (27,189)   (34,493)    (3,944)

Interest charges and preferred dividends
  of subsidiaries:
   Interest on long-term debt.................    165,560    144,067    132,331
   Other interest.............................     32,389     23,479     25,107
   Allowance for borrowed funds used during
     construction ............................    (10,921)    (5,945)    (5,776)
   Dividends on SPS obligated mandatorily
     redeemable preferred securities of
     subsidiary trust holding solely
     subordinated debentures of SPS ..........      7,850      1,526          -
   Dividend requirements on preferred stock of
     subsidiaries ............................     11,752     11,969     16,841
                                                   ------     ------     ------
                                                  206,630    175,096    168,503
                                                  -------    -------    -------

Income before income taxes and extraordinary
  item .......................................    395,406    425,994    444,497

Income taxes (Note 13)........................    133,919    153,653    163,005
                                                  -------    -------    -------

Income before extraordinary item..............    261,487    272,341    281,492
Extraordinary item -U.K. windfall tax (Note 2)   (110,565)         -          -
                                                 --------        ---       ----
Net income....................................   $150,922   $272,341   $281,492
                                                 ========   ========   ========

Weighted average common shares outstanding....    104,805    103,059    101,804

Basic and diluted earnings per share of common
 stock outstanding:
   Income before extraordinary item...........    $  2.50    $  2.64    $  2.77
   Extraordinary item.........................      (1.06)         -          -
                                                    -----        ---        ---
   Net income.................................    $  1.44    $  2.64    $  2.77
                                                  =======    =======    =======

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Thousands of Dollars, Except Share Information)
            Years ended December 31, 1997, 1996 and 1995 (Note 1)

                               Common Stock, $1 par value     Paid in    Retained
                                Shares         Amount         Capital    Earnings      Total
                                ------         ------       ----------   --------      -----
Balance at January 1, 1995..   101,026,607   $ 101,027      $1,205,535   $ 657,092   $1,963,654
Net income..................             -           -               -     281,492      281,492
Dividends declared on common
  stock ....................             -           -               -    (218,606)    (218,606)
Issuance of common stock
  Employees' Savings Plan...       310,546         310           9,395           -        9,705
  Dividend Reinvestment Plan       889,331         889          27,133           -       28,022
  Management Incentive Plans         3,657           4             107           -          111
Other.......................             -           -               -          19           19
SPS transitional period to
 calendar year-end (Note 1)
  Net income................             -           -               -      28,573       28,573
  Dividends declared on common
  stock ....................             -           -               -     (22,505)     (22,505)
  Other.....................             -           -           1,108           -        1,108
                                       ---         ---           -----         ---        -----

Balance at December 31, 1995   102,230,141     102,230       1,243,278     726,065    2,071,573
Net income..................             -           -               -     272,341      272,341
Dividends declared on common
 stock .....................             -           -               -    (225,130)    (225,130)
Issuance of common stock
  Employees' Savings Plan...       274,934         275           9,519           -        9,794
  Dividend Reinvestment Plan       809,603         810          27,818           -       28,628
  Management Incentive Plans        58,346          58           1,661           -        1,719
  Acquisitions (Note 3).....       317,748         318          10,882           -       11,200
Other.......................             -           -               -         (85)         (85)
                                       ---         ---            ----         ---          ---

Balance at December 31, 1996   103,690,772     103,691       1,293,158     773,191    2,170,040
Net income..................             -           -               -     150,922      150,922
Dividends declared on common
  stock ....................             -           -               -    (264,957)    (264,957)
Issuance of common stock
  Employees' Savings Plan...       250,058         250           9,518           -        9,768
  Dividend Reinvestment Plan       818,783         819          32,512           -       33,331
  Management Incentive Plans        89,688          89           2,765           -        2,854
  Stock offering proceeds,
   net (Note 4) ............     5,900,000       5,900         245,493           -      251,393
Other.......................             -           -               -        (106)        (106)
                                       ---         ---             ---        ----         ----

Balance at December 31, 1997   110,749,301   $ 110,749      $1,583,446   $ 659,050   $2,353,245
                               ===========   =========      ==========   =========   ==========


Authorized shares of common stock were 260 million at December 31, 1997, 1996 and 1995.

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
            Years ended December 31, 1997, 1996 and 1995 (Note 1)

                                                       1997     1996      1995
                                                       ----     ----      ----
Operating activities:
   Net income...................................    $150,922  $272,341 $281,492
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item - U.K. windfall tax
      (Note 2) .................................     110,565         -        -
     Depreciation and amortization..............     253,263   225,264  206,439
     Amortization of investment tax credits.....      (5,501)   (7,506)  (5,598)
     Deferred income taxes......................      52,211    78,962   48,887
     Write-off of investments in cogeneration
      projects (Note 3) ........................      16,052    15,546        -
     Equity in earnings of Yorkshire Power and
      other unconsolidated subsidiaries, net....     (31,168)     (389)      47
     Allowance for equity funds used during
      construction .............................           1      (936)  (4,011)
     Change in accounts receivable..............     (29,627)  (92,600)  34,829
     Change in inventories......................      (2,334)   23,479      837
     Change in other current assets.............     (97,063)  (47,226)   2,475
     Change in accounts payable.................     (18,791)  141,771  (21,756)
     Change in other current liabilities........     (15,356)  (85,321)  33,628
     Change in deferred amounts.................     (46,134)  (34,617) (20,385)
     Change in noncurrent liabilities...........       4,567    (9,725)  (5,367)
     Other......................................       2,832     2,139    6,858
                                                       -----     -----    -----
       Net cash provided by operating activities     344,439   481,182  558,375

Investing activities:
   Construction expenditures....................    (475,497) (454,968)(380,407)
   Allowance for equity funds used during
     construction ..............................          (1)      936    4,011
   Proceeds from disposition of property, plant
     and equipment .............................       2,117    24,292    2,470
   Payment for purchase of companies, net of cash
     acquired (Note 3) .........................           -     3,649        -
   Investment in Yorkshire Power (Note 2).......    (362,342)       -        -
   Purchase of other investments................     (32,560)  (17,790) (38,468)
   Sale of other investments....................      11,844       664    4,898
                                                      ------       ---    -----
       Net cash used in investing activities....    (856,439) (443,217)(407,496)

Financing activities:
   Proceeds from sale of common stock (Note 4)..     286,869    30,115   28,030
   Proceeds from sale of long-term notes and
     bonds (Note 6) ............................     419,819   359,715  178,064
   Proceeds from sale of SPS obligated mandatorily
    redeemable preferred securities of subsidiary
    trust holding solely subordinated debentures
    of SPS                                                 -   100,000        -
   Redemption of long-term notes and bonds......    (227,577) (175,298) (61,593)
   Short-term borrowings - net..................     289,782  (105,739) (51,744)
   Retirement of preferred stock of subsidiaries        (665)   (1,636)  (1,376)
   Dividends on common stock....................    (233,620) (223,413)(217,372)
                                                    --------  -------- --------
       Net cash provided by (used in) financing
        activities .............................     534,608   (16,256)(125,991)
                                                     -------   ------- --------
       Net increase in cash and temporary cash
        investments ............................      22,608    21,709   24,888
       Cash and temporary cash investments at
        beginning of year ......................      50,015    51,553   26,665
       Net decrease in cash and  temporary cash
        investments for SPS for the transition
        period (Note 1).........................           -   (23,247)       -
                                                         ---   -------      ---
       Cash and temporary cash investments at
        end of year ............................    $ 72,623  $ 50,015 $ 51,553
                                                    ========  ======== ========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (PSCo)

      Discussion related to PSCo's Commitments and Contingencies is covered within NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See Forward Looking Information.

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. See
Note 1. Summary of Significant Accounting Policies in Item 8. Financial Statements and supplementary data for additional discussion regarding PSCo, the Merger and the transfer of Cheyenne, WGI, e prime and Natural Fuels.

      The consolidated statements of income and cash flows reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels through July 31, 1997. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Earnings Available for Common Stock

      Earnings were $81.7 million, $178.5 million and $166.9 million during 1997, 1996 and 1995, respectively. The significant decrease in 1997 was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million for its 50% ownership in Yorkshire Power. Income before the extraordinary item increased $13.7 million as a result of continued customer growth contributing to increased electric and gas sales, lower operating and maintenance expenses resulting from the Merger and cost containment efforts, as well as the equity earnings in ongoing operations at Yorkshire Power. Earnings in 1996 were favorably impacted by the effects of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 10. Commitments and Contingencies - Fort St. Vrain in Item 8. Financial Statements and Supplementary Data), increased electric and gas sales and lower operating and maintenance expenses resulting from PSCo's cost containment efforts.

Electric Operations

      The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands of dollars).
                                          Increase (Decrease) From Prior Year
                                                   1997                  1996
                                                   ----                  ----
                                                 Cheyenne
                                        PSCo     & e prime    Total
                                        ----     ---------    -----
Electric operating revenues:
 Retail...........................   $(15,167)   $(16,305)  $(31,472) $ 43,478
 Wholesale - regulated............     25,083           -     25,083     5,964
 Non-regulated power marketing....          -       2,642      2,642     7,806
 Other (including unbilled revenues)      (25)        (22)       (47)  (17,354)
                                          ---         ---        ---   -------
  Total revenues..................      9,891     (13,685)    (3,794)   39,894
Fuel used in generation...........      3,264           -      3,264    13,447
Purchased power...................     13,340      (9,866)     3,474     8,470
                                       ------      ------      -----     -----
  Net increase (decrease)in electric
    margin .......................    $(6,713)   $ (3,819)  $(10,532) $ 17,977
                                      =======    ========   ========  ========

   The following table compares electric Kwh sales by major customer classes.

                             Millions of Kwh Sales   % Change From Prior Year *
                             ---------------------   --------------------------
                                                            1997          1996
                                                            ----          ----
                               1997        1996    Consolidated PSCo Only
                               ----        ----    ------------ ---------
Residential ..............     6,663       6,607        0.8%     2.1%     5.2%
Commercial and Industrial     15,621      15,672       (0.3)     1.3      4.3
Public Authority .........       189         200       (5.5)    (4.6)     6.2
                                 ---         ---
  Total Retail............    22,473      22,479        -        1.5      4.5
Wholesale - Regulated.....     4,491       3,361       33.6     33.6     14.8
Non-regulated Power
 Marketing ...............       660         419       57.7      -        -
                                 ---         ---
Total.....................    27,624      26,259        5.2      5.8      7.5
                              ======      ======

*  Percentages are calculated using unrounded amounts

      Electric margin decreased in 1997, when compared to 1996, primarily due to the retail rate reductions (approximately $15.4 million) implemented in October 1996 and February 1997 and the recognition of an estimated customer refund obligation (approximately $16.4 million) in connection with the earnings sharing in excess of 11% return on equity, which resulted from the settlement of the Merger proceedings in Colorado (see Note 9. Regulatory Matters in Item 8. Financial Statements and Supplementary Data). Electric margin, however, was favorably impacted by an overall increase in PSCo's retail sales of 1.5% resulting primarily from customer growth of 1.8%. Higher wholesale electric sales also contributed to increased operating revenues, however, the margin on such sales is minimal. Electric operating revenues increased in 1996, when compared to 1995, primarily due to an overall 4.5% increase in retail sales resulting primarily from customer growth of 2.3%. Higher economy sales by PSCo and power marketing activities of non-regulated subsidiaries contributed to the increase in wholesale revenues but had little impact on electric margin.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. For 1997, the ICA did not significantly impact electric margin (see Note 9. Regulatory Matters in Item
8. Financial Statements and Supplementary Data).

      Fuel used in generation expense increased slightly during 1997, as compared to 1996, due to increased generation levels at PSCo's power plants offset, in part, by lower coal supply costs. Fuel used in generation expense increased $13.4 million during 1996, as compared to the prior year, primarily due to higher generation levels.

      Purchased power expense increased slightly during 1997 and 1996, when compared to the respective preceding year, primarily due to purchases to meet increased wholesale requirements, other customer demands and non-regulated power marketing sales commitments. The increase in 1997 was, offset, in part, by the recognition of only seven months of Cheyenne and e prime costs in 1997.

Gas Operations

      The following table details the annual change in revenues from gas sales and gas purchased for resale as compared to the preceding year (in thousands of dollars).

                                            Increase (Decrease) From Prior Year
                                            -----------------------------------
                                                      1997              1996
                                                      ----              ----
                                                    Cheyenne
                                                  Natural Fuels
                                                      WGI &
                                             PSCo    e prime     Total
                                             ----    -------     -----

Revenues from gas sales
 (including unbilled revenues) ........    $62,504  $26,538    $89,042  $11,211
Gas purchased for resale...............     44,500   30,082     74,582      483
                                            ------   ------     ------      ---
  Net increase (decrease) in gas sales
   margin .............................    $18,004  $(3,544)   $14,460  $10,728
                                           =======  =======    =======  =======

   The following table compares gas dekatherm (Dth) deliveries by major customer classes.

                                 Millions of   % Change From Prior Year*
                                               -------------------------
                                Dth Deliveries          1997               1996
                                --------------          ----               ----
                                 1997    1996   Consolidated PSCo Only
                                 ----    ----   ----------------------
Residential...................   86.6    86.1       0.6%       1.5%        4.8%
Commercial....................   46.9    51.7      (9.3)      (7.1)        1.7
Non-regulated gas marketing...   35.2    21.8      61.2        -           **
                                 ----    ----
  Total sales.................  168.7   159.6       5.7       (1.7)       19.8
Transportation, gathering and
  processing .................   86.9    91.4      (5.0)       3.1        18.6
                                 ----    ----
  Total.......................  255.6   251.0       1.8        -          19.4
                                =====   =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in 1997, when compared to 1996, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case. Gas marketing activities by non-regulated subsidiaries favorably contributed to the increase in gas sales margin. Gas sales margin increased during 1996, as compared to the prior year, primarily due to higher retail gas sales resulting from customer growth of 3.4% and slightly colder weather.
Increased gas marketing activities by non-regulated subsidiaries also favorably impacted gas sales margin.

      Gas transportation, gathering and processing revenues increased $3.6 million during 1997, when compared to 1996, primarily due to an increase in transport deliveries and higher transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case. Transportation, gathering and processing revenues increased $4.7 million in 1996 primarily due to an increase in transport deliveries resulting from the shifting of various commercial customers to firm transport customers which accelerated in October 1995 with the implementation of the new gas rates.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1997 and 1996, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas throughout 1997, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale. In 1996, the increase in the quantity of gas purchased was offset substantially by the lower per-unit average cost of gas for the year.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased $8.8 million during 1997 as compared to 1996, primarily due to lower labor and employee benefit costs, the recognition in 1997 of only seven months of costs from the subsidiaries that were transferred to NCE effective with the Merger and other general reductions resulting from the Merger and cost containment efforts. These decreases were offset, in part, by the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 10. Commitments and Contingencies - Fort St. Vrain in Item 8. Financial Statements and Supplementary Data). In addition to the settlement, other operating and maintenance expenses for 1996 were favorably impacted by lower labor and employee benefit costs resulting from the hiring freeze instituted in August 1995 and other general cost reductions offset, in part, by higher operating costs from non-regulated operations that were, for the most part, initiated during 1996.

      Depreciation and amortization expense increased $13.8 million in 1997 and $13.3 million in 1996 primarily due to the depreciation of property additions and the higher amortization of software costs.

      Income taxes decreased $5.5 million in 1997, as compared to 1996, primarily due to lower pre-tax income. Additional income tax expense was recognized in 1997 due to higher non-deductible merger and executive severance costs. The increase in income taxes in 1996, as compared to 1995, was primarily due to higher pre-tax income, offset, in part, by the write-off of additional investment tax credits for retired property and additional tax benefits at PSRI.

      Other income and deductions increased $27.4 million during 1997, when compared to 1996, primarily due to the recognition of equity earnings in Yorkshire Power ($34.9 million), of which approximately $10 million is related to the change in the U.K. corporate income tax rate from 33% to 31%. See Note 2. Acquisition of Yorkshire Electricity and U.K. Windfall Tax in
Item 8. Financial Statements and Supplementary Data. Merger and business integration costs increased in 1997 and 1996 $7.5 million and $7.1 million, respectively, when compared to the preceding year. The 1997 amount included executive severance costs and other costs which resulted from the closing of the Merger effective August 1, 1997. While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger.

      Interest charges increased $26.5 million during 1997, when compared to 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power. These financings included the issuance of medium-term notes and an increased level of short-term borrowings.

Liquidity and Capital Resources

Cash Flows
                                                1997         1996       1995
                                                ----         ----       ----
Net cash provided by operating activities
  (in millions) ...........................   $263.9         $327.6    $385.7

      Cash provided by operating activities decreased in 1997, when compared to 1996, primarily due to the increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through the GCA and will be recovered from customers in the future. Cash provided by operating activities decreased $58.1 million in 1996 primarily due to the undercollection of purchased gas and electric energy costs ($40.8 million) and lower cash receipts because of a gas refund that was applied directly to customers' accounts in late 1995.

                                                1997         1996       1995
                                                ----         ----       ----
Net cash used in investing activities
  (in millions) ...........................    $721.7        $307.1    $284.6

      Cash used in investing activities increased during 1997, when compared to 1996, primarily due to the acquisition of a 50% equity interest in Yorkshire Power for approximately $360 million. Construction expenditures also increased in 1997 and 1996, when compared to the preceding year. Proceeds from the sale of certain Fuelco properties in 1996 reduced the net cash used in investing activities.

                                                1997         1996       1995
                                                ----         ----       ----
Net cash provided by (used in)
  financing activities (in millions)          $467.3         $(25.8)   $(92.3)

      Cash provided by financing activities increased during 1997, when compared to 1996, primarily due to PSCo's issuance of medium term notes and capital contributions by NCE. The proceeds from the $75 million financing in January 1997 were used to fund its construction program. The proceeds from the issuance of $250 million medium term notes in March 1997, together with additional borrowings of approximately $110 million on its short-term lines of credit, were used to fund the acquisition of Yorkshire Power. As a result of the increase in recoverable purchased gas and electric energy costs and reduced cash flows resulting from lower electric rates, coupled with increased merger and business integration costs, PSCo has utilized the proceeds from additional short-term borrowings to finance ongoing construction expenditures. With the consummation of the Merger effective August 1, 1997, management anticipates that future operating results and related cash flows will benefit from synergies resulting from the Merger. Cash used in financing activities decreased in 1996, as compared to 1995, primarily due to the issuance of additional long-term debt. These combined proceeds were used to fund PSCo's construction program, for other general corporate purposes and to repay short-term indebtedness incurred for such purposes.

Prospective Capital Requirements

      The estimated cost as of December 31, 1997 of the construction programs of PSCo and its subsidiaries and other capital requirements for the years 1998, 1999 and 2000 are shown in the table below (in millions of dollars):

                                             1998        1999      2000
                                             ----        ----      ----
Electric
    Production *........................   $   162      $  107    $   61
    Transmission........................        26          23        20
    Distribution........................        96         125       100
Gas ....................................        80          70        67
General.................................        60          60        29
                                                --          --        --
      Total construction expenditures...       424         385       277
Less: AFDC..............................        12          11         7
Add: Sinking funds and debt maturities
     and refinancings ..................       252          41       131
                                               ---          --       ---
Total capital requirements..............   $   664      $  415    $  401
                                           =======      ======    ======

* Capital requirements for 1998 Electric Production include approximately $59 million for Fort St. Vrain repowering and approximately $52 million for emission control equipment and environmental projects.

      The construction programs of PSCo and its subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting PSCo's long-term energy needs. In addition, PSCo's ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies and future requirements to install emission control equipment may impact actual capital requirements (see Note 10. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements and Supplementary Data).

Capital Sources

      At December 31, 1997, PSCo and its subsidiaries estimate that their 1998-2000 capital requirements will be met with a combination of funds from external sources and funds from operations. PSCo and its subsidiaries may
meet  their  external  capital   requirements  through  the  sale  of  utility
obligated mandatorily redeemable preferred securities, the issuance of secured or unsecured long-term debt, including first collateral trust bonds, and the issuance of short-term debt by PSCo and its subsidiaries. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of PSCo and its subsidiaries.

Registration Statements

      In 1996 and in early 1997, PSCo established a $250 million Secured Medium-Term Note Program, Series B, and a $150 million Secured Medium-Term Note Program, Series C, pursuant to a registration statement for the issuance of $400 million of First Collateral Trust Bonds. All securities under these Medium-Term Note Programs have been issued.

Indentures

      PSCo's Indenture dated as of December 1, 1939 (the "1939 Indenture"), which is a mortgage on its electric and gas properties, permits the issuance of additional first mortgage bonds to the extent of 60% of the value of net additions to PSCo's utility property, provided net earnings before depreciation, taxes on income and interest expense for a recent twelve month period are at least 2.5 times the annual interest requirements on all bonds to be outstanding. The 1939 Indenture also permits the issuance of additional bonds on the basis of retired first mortgage bonds, in some cases with no requirement to satisfy such net earnings test. At December 31, 1997, the amount of net additions would permit (and the net earnings test would not prohibit) the issuance of approximately $455 million of new bonds at an assumed annual interest rate of 6.70%. At December 31, 1997, the amount of retired bonds would permit the issuance of $669.5 million of new bonds.

      PSCo's Indenture dated as of October 1, 1993 (the "1993 Indenture") is a second mortgage on its electric properties. Generally, so long as PSCo's 1939 Indenture remains in effect, first collateral trust bonds will be issued under the 1993 Indenture on the basis of the deposit with the trustee of an equal principal amount of first mortgage bonds issued under the 1939 Indenture. If the bonds issued under the 1939 Indenture are to be issued on the basis of property additions, first collateral trust bonds may be issued under the 1993 Indenture only if net earnings before depreciation, taxes on income, interest expenses and non-recurring charges for a recent twelve-month period are at least 2 times annual interest requirements on all first mortgage bonds (other than bonds held by the trustee under the 1993 Indenture) and all first collateral trust bonds to be outstanding. As of December 31, 1997, coverage under the net earnings test was 4.9 times such annual interest requirements.

Restated Articles of Incorporation

      PSCo's Restated Articles of Incorporation prohibit the issuance of additional preferred stock without preferred shareholder approval, unless the gross income available for the payment of interest charges for a recent twelve month period is at least 1.5 times the total of: 1) the annual interest requirements on all indebtedness to be outstanding for more than one year; and 2) the annual dividend requirements on all preferred stock to be outstanding. At December 31, 1997, gross income available under this requirement would permit PSCo, if allowed under provisions of its Restated Articles of Incorporation, to issue approximately $2.6 billion of additional preferred stock at an assumed annual dividend rate of 6.00%. Coverage of gross income to interest charges was 5.38 at December 31, 1997.

      PSCo's  Restated  Articles  of  Incorporation  also  prohibit,   without
preferred shareholder approval, the issuance or assumption of unsecured indebtedness, other than for refunding purposes, greater than 15% of the aggregate of: 1) the total principal amount of all bonds or other securities representing secured indebtedness of PSCo, then outstanding; and 2) the total of the capital and surplus of PSCo, as then recorded on its books. At

December 31, 1997, PSCo had outstanding unsecured indebtedness, including subsidiary indebtedness with the credit support of PSCo, in the amount of $261.6 million. The maximum amount permitted under this limitation was approximately $483.6 million at December 31, 1997.

Short-Term Borrowing Arrangements

      PSCo and its subsidiaries have available committed and uncommitted lines of credit to meet their short-term cash requirements. PSCo and its subsidiaries have a credit facility with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by PSCo and PSCCC, and to provide for direct borrowings thereunder. At December 31, 1997, $13.4 million remained unused under this facility. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent PSCo and its subsidiaries from performing their obligation under the credit facility. This facility expires on November 17, 2000. PSCo also has available a $125 million line of credit which expires on April 30, 1998. At December 31, 1997, the entire amount of the facility remained unused. In addition, PSCo has individual arrangements for uncommitted bank lines of credit which totaled $50 million, and all were used at December 31, 1997. These individual arrangements expire on December 31, 1998. PSCo may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans. PSCo's charter allows for short-term borrowings to the extent the total of such borrowings does not exceed 15% of total capitalization. (see Note 7. Short-term Borrowing Arrangements in Item
8. Financial Statements and Supplementary Data).

      PSCCC may periodically issue medium-term notes (in addition to the short-term debt discussed above) to supplement the financing/purchase of PSCo's customer accounts receivable and fossil fuel inventories. As of December 31, 1997, PSCCC had issued and had outstanding $100 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of PSCo's outstanding customer accounts receivable and monthly changes in fossil fuel inventories and will vary minimally from year to year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

Item 8. Financial Statements and Supplementary Data (PSCo)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 13, 1998

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                                    ASSETS

                                                            1997        1996
                                                            ----        ----

Property, plant and equipment, at cost:
   Electric ..........................................   $4,088,447  $3,931,413
   Gas................................................    1,100,003   1,035,394
   Steam and other....................................       78,740      78,225
   Common to all departments..........................      432,840     418,262
   Construction in progress...........................      170,503     181,597
                                                            -------     -------
                                                          5,870,533   5,644,891
   Less: accumulated depreciation ....................    2,145,673   2,045,996
                                                          ---------   ---------
     Total property, plant and equipment..............    3,724,860   3,598,895
                                                          ---------   ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 2).............      286,703           -
   Other..............................................       43,311      46,550
                                                             ------      ------
    Total investments.................................      330,014      46,550
                                                            -------      ------

Current assets:
   Cash and temporary cash investments................       18,909       9,406
   Accounts receivable, less reserve for uncollectible
    accounts ($2,272 at December 31, 1997; $4,049 at
    December 31, 1996) ...............................      183,063     218,132
   Accrued unbilled revenues .........................       94,284      85,894
   Recoverable purchased gas and electric energy costs
     - net ...........................................      103,197      31,288
   Materials and supplies, at average cost............       48,030      48,972
   Fuel inventory, at average cost....................       20,862      24,739
   Gas in underground storage, at cost (LIFO).........       46,576      42,826
   Prepaid expenses and other.........................       47,686      41,790
                                                             ------      ------
    Total current assets..............................      562,607     503,047
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      310,658     348,566
   Unamortized debt expense ..........................       10,800      10,975
   Other..............................................       55,794      64,615
                                                             ------      ------
    Total deferred charges............................      377,252     424,156
                                                            -------     -------
                                                         $4,994,733  $4,572,648
                                                         ==========  ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                           CAPITAL AND LIABILITIES

                                                               1997      1996
                                                               ----      ----



Common stock (Notes 1 and 4)..........................   $1,302,119  $1,048,447
Retained earnings.....................................      319,280     389,841
                                                            -------     -------
    Total common equity...............................    1,621,399   1,438,288

Preferred stock (Note 4):
   Not subject to mandatory redemption................      140,002     140,008
   Subject to mandatory redemption at par.............       39,253      39,913
Long-term debt (Note 6)...............................    1,338,138   1,259,528
                                                          ---------   ---------
                                                          3,138,792   2,877,737
                                                          ---------   ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
    pensions (Note 12) ...............................       58,695      55,677
   Employees' postemployment benefits (Note 12).......       25,031      25,182
                                                             ------      ------
    Total noncurrent liabilities......................       83,726      80,859
                                                             ------      ------

Current liabilities:
   Notes payable and commercial paper (Note 7)........      348,555     244,725
   Long-term debt due within one year.................      257,160     155,030
   Preferred stock subject to mandatory redemption
     within one year .................................        2,576       2,576
   Accounts payable...................................      189,998     254,256
   Dividends payable..................................       40,975      36,973
   Customers' deposits................................       21,888      21,441
   Accrued taxes......................................       42,549      58,990
   Accrued interest...................................       39,177      33,797
   Current portion of accumulated deferred income taxes
     (Note 13) .......................................       19,872       4,560
   Other..............................................       88,655      77,868
                                                             ------      ------
    Total current liabilities.........................    1,051,405     890,216
                                                          ---------     -------

Deferred credits:
   Customers' advances for construction...............       51,830      50,269
   Unamortized investment tax credits ................       99,355     105,928
   Accumulated deferred income taxes (Note 13)........      534,246     539,082
   Other..............................................       35,379      28,557
                                                             ------      ------
    Total deferred credits............................      720,810     723,836
                                                            -------     -------

Commitments and contingencies (Notes 9 and 10)........
                                                         ----------  ----------
                                                         $4,994,733  $4,572,648
                                                         ==========  ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPTALIZATION
               (Thousands of Dollars, Except Share Information)
                          December 31, 1997 and 1996

                                                               1997      1996
                                                               ----      ----
Common shareholder's equity:
   Common stock, $5 par value, authorized 100 shares
     in 1997 and 160,000,000 shares in 1996,
     outstanding 100 shares in 1997 and 64,818,759
     shares in 1996 (Note 1) .........................   $        1  $  324,094
   Paid in capital....................................    1,302,118     724,353
   Retained earnings..................................      319,280     389,841
                                                            -------     -------
    Total common shareholder's equity.................    1,621,399   1,438,288
                                                          ---------   ---------
Preferred stock (Note 4):
                           Shares Issued and Outstanding
                           -----------------------------
                                 1997        1996
                                 ----        ----
$100 Par Value, Authorized
  3,000,000 Shares
  Not subject to mandatory
  redemption
     4.20% series               100,000     100,000            10,000    10,000
     4.25% series(includes
           $7,500 premium)      174,997     175,000            17,507    17,508
     4.50% series                65,000      65,000             6,500     6,500
     4.64% series               159,950     160,000            15,995    16,000
     4.90% series               150,000     150,000            15,000    15,000
     4.90% 2nd series           150,000     150,000            15,000    15,000
     7.15% series               250,000     250,000            25,000    25,000
                                -------     -------            ------    ------
                              1,049,947   1,050,000           105,002   105,008
                              ---------   ---------           -------   -------
   Subject to mandatory redemption
     7.50% series               216,000     216,000            21,600    21,600
     8.40% series               202,294     208,892            20,229    20,889
                                -------     -------            ------    ------
                                418,294     424,892            41,829    42,489
   Less: Preferred stock
     subject to mandatory
    redemption within one year  (25,760)    (25,760)           (2,576)   (2,576)
                                -------     -------            ------    ------
                                392,534     399,132            39,253    39,913
                                -------     -------            ------    ------
$25 Par Value, Authorized
    4,000,000 Shares
   Not subject to mandatory
   redemption
     8.40% series               1,400,000   1,400,000          35,000    35,000
                                ---------   ---------          ------    ------
    Total preferred stock       2,842,481   2,849,132         179,255   179,921
                                ---------   ---------         -------   -------
Long-term debt (Note 6):
Public Service Company of Colorado:
   First Mortgage Bonds
    5-7/8% retired July 1, 1997.......................              -    35,000
    6-3/4% due July 1, 1998...........................         25,000    25,000
    6% due January 1, 2001............................        102,667   102,667
    8-1/8% due March 1, 2004..........................        100,000   100,000
    Pollution Control Series A and B, 5-7/8% due
     March 1, 2004 ...................................         22,000    22,500
    6-3/8% due November 1, 2005.......................        134,500   134,500
    7-1/8% due June 1, 2006...........................        125,000   125,000
    Pollution Control Series G, 5-5/8% due April 1, 2008       18,000    18,000
    Pollution Control Series F, 7-3/8% due November
     1, 2009                                                   27,250    27,250
    Pollution Control Series G, 5-1/2% due June 1, 2012        50,000    50,000
    Pollution Control Series G, 5-7/8% due April 1, 2014       61,500    61,500
    9-7/8% due July 1, 2020...........................         75,000    75,000
    8-3/4% due March 1, 2022..........................        150,000   150,000
    7-1/4% due January 1, 2024........................        110,000   110,000
   Secured Medium-Term Notes, Series A and B, 6.02% -
    9.25%, due August 1, 1997 - March 5, 2007 ........        423,500   183,500
   Unamortized premium................................              4        13
   Unamortized discount...............................         (4,670)   (5,032)
   Capital lease obligations,  6.68% - 11.21% due in
     installments  through May 31, 2025...............         44,392    49,070
                                                               ------    ------
                                                           $1,464,143 $1,263,968
                                                           ---------- ----------
         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CAPTALIZATION (continued)
               (Thousands of Dollars, Except Share Information)
                          December 31, 1997 and 1996


                                                               1997      1996
                                                               ----      ----
Long-term debt (continued)
Cheyenne Light, Fuel and Power Company (Note 1):
   First Mortgage Bonds
   7-7/8% due April 1, 2003...........................        $     -   $ 4,000
   7-1/2% due January 1, 2024.........................              -     8,000
   Industrial Development Revenue Bonds, 7-1/4% due
     September 1, 2021 ...............................              -     7,000

PS Colorado Credit Corporation, Inc.:
   Unsecured Medium-Term Notes, Series A
    5.91% - 6.14%% due November 24, 1997 - December
     15, 1998 ........................................        100,000   100,000

1480 Welton, Inc.:
   13.25% secured promissory note, due in installments
   through  October 1, 2016 ..........................         31,155    31,506

Natural Fuels Corporation (Note 1):
   Capital  lease  obligations,  4.21% - 11.11% due in
   installments  through November 5, 2000.............              -        84
                                                                  ---        --
                                                            1,595,298 1,414,558
Less:  maturities due within one year.................        257,160   155,030
                                                              -------   -------
    Total long-term debt..............................      1,338,138 1,259,528
                                                            --------- ---------

Total capitalization..................................     $3,138,792 $2,877,737
                                                           ========== ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
                 Years ended December 31, 1997, 1996 and 1995



                                                  1997        1996       1995
                                                  ----        ----       ----

Operating revenues:
   Electric..................................  $1,485,196 $1,488,990 $1,449,096
   Gas........................................    733,091    640,497    624,585
   Other......................................     11,356      7,951      7,010
                                                   ------      -----      -----
                                                2,229,643  2,137,438  2,080,691

Operating expenses:
   Fuel used in generation....................    198,706    195,442    181,995
   Purchased power............................    493,902    490,428    481,958
   Gas purchased for resale...................    467,745    393,163    392,680
   Other operating and maintenance expenses...    391,177    400,008    410,095
   Depreciation and amortization..............    168,451    154,631    141,380
   Taxes (other than income taxes) ...........     81,496     82,899     81,319
   Income taxes (Note 13) ....................     90,813     96,331     95,357
                                                   ------     ------     ------
                                                1,892,290  1,812,902  1,784,784
                                                ---------  ---------  ---------
Operating income..............................    337,353    324,536    295,907

Other income and deductions:
   Merger expenses............................    (18,661)   (11,210)    (4,067)
   Equity earnings in Yorkshire Power (Note 2)     34,926          -          -
   Miscellaneous income and deductions - net..    (13,374)   (13,260)    (3,794)
                                                  -------    -------     ------
                                                    2,891    (24,470)    (7,861)

Interest charges:
   Interest on long-term debt.................    118,438     95,826     89,110
   Other interest.............................     24,117     17,238     23,393
   Allowance for borrowed funds used during
     construction ............................     (6,353)    (3,344)    (3,313)
                                                   ------     ------     ------
                                                  136,202    109,720    109,190
                                                  -------    -------    -------

Income before extraordinary item..............    204,042    190,346    178,856
Extraordinary item -U.K. windfall tax (Note 2)   (110,565)         -          -
                                                 --------        ---        ---
Net income....................................     93,477    190,346    178,856
Dividend requirements on preferred stock......     11,752     11,848     11,963
                                                   ------     ------     ------
Earnings available for common stock........... $   81,725 $  178,498 $  166,893
                                               ========== ========== ==========



          The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
               (Thousands of Dollars, Except Share Information)
                 Years ended December 31, 1997, 1996 and 1995


                               Common Stock, $5 par value   Paid in     Retained
                                 Shares      Amount         Capital     Earnings    Total
                                 ------      ------         -------     --------    -----

Balance at January 1, 1995..  62,154,594    $310,772        $648,496    $308,214  $1,267,482
Net income..................           -           -               -     178,856     178,856
Dividends declared
  Common stock..............           -           -               -    (128,587)   (128,587)
  Preferred stock, $100 par
  value ....................           -           -               -      (9,004)     (9,004)
  Preferred stock, $25 par
  value ....................           -           -               -      (2,940)     (2,940)
Issuance of common stock
  Employees' Savings Plan...     310,546       1,553           8,152           -       9,705
  Dividend Reinvestment Plan     889,331       4,447          23,575           -      28,022
  Management Incentive Plan.       3,657          19              92           -         111
                                   -----          --              --         ---         ---

Balance at December 31, 1995  63,358,128     316,791         680,315     346,539   1,343,645
Net income..................           -           -               -     190,346     190,346
Dividends declared
  Common stock..............           -           -               -    (135,111)   (135,111)
  Preferred stock, $100 par
  value ....................           -           -               -      (8,889)     (8,889)
  Preferred stock, $25 par
  value ....................           -           -               -      (2,940)     (2,940)
Issuance of common stock
  Employees' Savings Plan...     274,934       1,374           8,420           -       9,794
  Dividend Reinvestment Plan     809,603       4,048          24,580           -      28,628
  Management Incentive Plan.      58,346         292           1,427           -       1,719
  Acquisitions (Note 4).....     317,748       1,589           9,611           -      11,200
Other.......................           -           -               -        (104)       (104)
                                     ---         ---             ---        ----        ----

Balance at December 31, 1996  64,818,759     324,094         724,353     389,841   1,438,288
Net income..................           -           -               -      93,477      93,477
Dividends declared
  Common stock, prior to
  August 1, 1997 Merger ....           -           -               -     (76,202)    (76,202)
  Common stock, to NCE......           -           -               -     (76,093)    (76,093)
  Preferred stock, $100 par
  value ....................           -           -               -      (8,803)     (8,803)
  Preferred stock, $25 par
  value ....................           -           -               -      (2,940)     (2,940)
Issuance of common stock
  Employees' Savings Plan...     250,058       1,250           8,518           -       9,768
  Dividend Reinvestment Plan     488,224       2,441          16,899           -      19,340
  Management Incentive Plan.      40,404         202             993           -       1,195
Merger with SPS
   Exchange of common stock
   for NCE stock ........... (65,597,345)   (327,986)        327,986           -           -
   Dividend of subsidiaries'
   stock to NCE ............           -           -         (49,912)          -     (49,912)
Contribution of capital by
  NCE (Note 4) .............           -           -         273,300           -     273,300
Other.......................           -           -             (19)          -         (19)
                                     ---         ---             ---         ---         ---

Balance at December 31, 1997         100  $        1   $   1,302,118  $  319,280  $1,621,399
                                     ===  ==========   =============  ==========  ==========


Authorized shares of common stock were 100 at December 31, 1997 and 160 million at December 31, 1996 and 1995.

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                 Years ended December 31, 1997, 1996 and 1995


                                                     1997       1996      1995
                                                     ----       ----      ----

Operating activities:
  Net income...................................    $ 93,477  $190,346 $ 178,856
  Adjustments to reconcile net income to net
   cash provided by operating activities (Note 1):
    Extraordinary item - U.K. windfall tax (Note 2) 110,565         -         -
     Depreciation and amortization..............    173,047   159,400   145,370
     Amortization of investment tax credits.....     (5,219)   (7,256)   (5,348)
     Deferred income taxes......................     37,390    60,899    39,170
     Equity in earnings in Yorkshire Power......    (34,926)        -        -
     Allowance for equity funds used during
      construction .............................          6      (757)   (3,782)
     Change in accounts receivable..............    (15,378)  (88,680)   38,734
     Change in inventories......................     (2,163)   20,542     4,246
     Change in other current assets.............    (52,914)  (31,169)    7,618
     Change in accounts payable.................     (5,413)   88,473   (20,922)
     Change in other current liabilities........    (15,870)  (36,615)   24,230
     Change in deferred amounts.................    (21,913)  (19,550)  (20,385)
     Change in noncurrent liabilities...........      3,367    (9,779)   (5,367)
     Other......................................       (144)    1,760     3,279
                                                       ----     -----     -----
       Net cash provided by operating activities    263,912   327,614   385,699

Investing activities:
   Construction expenditures....................   (352,273) (321,162) (285,516)
   Allowance for equity funds used during
     construction ..............................         (6)      757     3,782
   Proceeds from disposition of property, plant
     and equipment .............................      3,187    20,454     2,470
   Investment in Yorkshire Power (Note 2).......   (362,342)        -        -
   Payment for purchase of companies, net of cash
     acquired (Note 3) .........................           -    3,649        -
   Transfer of subsidiaries to NCE (Note 1).....     (2,229)        -        -
   Purchase of other investments................    (19,224)  (11,485)  (10,249)
   Sale of other investments....................     11,162       664     4,898
                                                     ------       ---     -----
       Net cash used in investing activities....   (721,725) (307,123) (284,615)

Financing activities:
   Proceeds from sale of common stock (Note 4)..     20,517    30,115    28,030
   Contribution of capital by NCE...............    273,300         -         -
   Proceeds from sale of long-term notes and
     bonds (Note 6) ............................    412,220   217,415   101,860
   Redemption of long-term notes and bonds......   (205,550)  (83,356)  (44,713)
   Short-term borrowings - net..................    127,530   (43,325)  (36,750)
   Redemption of preferred stock................       (665)   (1,376)   (1,376)
   Dividends on common stock (Notes 4 and 15)...   (148,279) (133,394) (127,352)
   Dividends on preferred stock.................    (11,757)  (11,857)  (11,973)
                                                    -------   -------   -------
       Net cash provided by (used in) financing
       activities                                   467,316   (25,778)  (92,274)
                                                    -------   -------   -------
       Net increase (decrease) in cash and
       temporary cash investments ..............      9,503    (5,287)    8,810
       Cash and temporary cash investments at
       beginning of year .......................      9,406    14,693     5,883
                                                      -----    ------     -----
       Cash and temporary cash investments at
        end of year ............................    $18,909   $ 9,406 $  14,693
                                                    =======   ======= =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (SPS)

      The following narrative analysis discusses SPS's results of operations comparing the most recent fiscal year ending December 31, 1997 to the immediately preceding fiscal year ending August 31, 1996. SPS changed its fiscal year in early 1997 and then filed a Transition Report on Form 10-K for the period September 1, 1996 to December 31, 1996. Additional information has been presented where meaningful, however, certain information has been omitted pursuant to General Instructions I(2)(a). Discussion related to
Commitments and Contingencies and Liquidity and Capital Resources is discussed in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See Forward Looking Information.

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, SPS and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. See Note 1 in Item 8. Financial Statements and Supplementary Data for additional discussion of SPS, the Merger and the sale of UE and Quixx. The statements of income and cash flows reflect the results of operations of Quixx and UE through July 31, 1997.

Earnings Available for Common Stock

      Earnings available for common stock were $75.6 million, $103.3 million and $114.6 million during 1997, 1996 and 1995, respectively. The significant decrease in 1997 was primarily due to the recognition of higher merger and business integration costs, the June 1997 write-off of Quixx's and UE's investments in the Carolina Energy Project and the recognition of a $11.7 million gain on the sale of certain water rights by Quixx in 1996 (see Note
3. Acquisition and Divestiture of Investments in Item 8. Financial Statements and Supplementary Data). While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger.

      The lower earnings during the Transition Period, as compared to the same period in 1995, was primarily due to the write-off of the BCH project in December 1996 (see Note 3. Acquisition and Divestiture of Investments in Item
8. Financial Statements and Supplementary Data). Earnings applicable to common stock decreased $11.3 million in 1996, compared to 1995, primarily due to the recognition of merger and business integration costs and higher operating and maintenance expenses related to utility operations.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the annual change in electric operating revenues and energy costs as compared to the preceding fiscal year (thousands of dollars).

                                    Increase (Decrease) From Prior Year
                                    -----------------------------------
                                          1997       1996
                                          ----       ----
Electric operating revenues:
 Retail...........................     $50,743    $24,170
 Wholesale........................      14,382     25,394
 Other (including unbilled revenues)    (4,167)    15,750
                                        ------     ------
  Total revenues..................      60,958     65,314
Fuel used in generation...........      56,076     46,971
Purchased power...................      (3,509)    12,769
                                        ------     ------
  Net increase in electric margin.     $ 8,391    $ 5,574
                                       =======    =======


The following table compares electric Kwh sales by major customer classes.

                             Millions of Kwh Sales   % Change From Prior Year*
                             ---------------------   -------------------------
                                1997     1996           1997     1996
                                ----     ----           ----     ----
Residential ..............     2,987    2,869           4.1%     5.9%
Commercial  ..............     2,990    2,887           3.6      2.7
Industrial  ..............     8,135    7,813           4.1      1.7
Public Authority .........       583      571           2.1      4.2
                                 ---      ---
  Total Retail............    14,695   14,140           3.9      2.8
Wholesale.................     7,004    6,748           3.8      2.5
                               -----    -----
Total.....................    21,699   20,888           3.9      2.7
                              ======   ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $61.0 million or 6.8% in 1997, when compared to 1996, primarily due to the pass through to customers of higher fuel costs and the costs related to the Thunder Basin judgment, a portion of which were recorded as an operating expense and increased electric sales. However, under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas. Electric operating revenues increased 7.8% in 1996, when compared to 1995, primarily due to higher fuel used in generation and increased retail and wholesale sales, which resulted from a hotter than normal late spring and early summer. Annual customer growth over the past three years was approximately 1%.

      Fuel used in generation expense increased $56.1 million or 13.4% in 1997, when compared to 1996, primarily due to increased generation levels at SPS's power plants and higher prices of natural gas as SPS purchased approximately 40% of its gas supply requirements on the spot market during 1997. Fuel used in generation expense increased $47.0 million or 12.7% in 1996, when compared to 1995, due to increases in natural gas and coal costs and higher electric sales.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1997 and 1996, when compared to the respective preceding year, had little impact on net income. However, in 1996, SPS was ordered by the PUCT to refund back to customers $1.9 million of disallowed fuel costs and $5.4 million of margin credits on non-firm sales (see Note 9. Regulatory Matters in Item 8. Financial Statements and Supplementary Data).

      Purchased power decreased $3.5 million in 1997, when compared to 1996, primarily due to the increased availability and efficiency of SPS's power plants. Purchased power increased $12.8 million in 1996, when compared to 1995, to meet the demands of its customers. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Other Operating Revenues

      Other operating revenues decreased $13.5 million or 41.6% in 1997, when compared to 1996, with the sale of Quixx and UE in connection with the Merger as discussed above. Other operating revenues in 1997 include only seven months of Quixx and UE operations compared to twelve months in 1996. Other operating revenues decreased $15.0 million in 1996, when compared to 1995, primarily due to UE's lower revenues for engineering and other services.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $1.6 million in 1997 as compared to the prior year. This increase includes the $12.1 million of Thunder Basin judgment costs, which SPS expects to recover through its fixed fuel factor, net of lower labor and employee benefit costs attributable to staffing reductions in connection with the Merger and SPS's cost containment efforts. Other operating and maintenance expenses decreased $7.4 million, when compared to 1995, primarily due to UE's lower cost of revenues offset, in part, by higher steam production maintenance expenses associated with the acquisition of TNP electric properties.

      Depreciation and amortization expense increased $0.6 million in 1997 and $5.6 million in 1996, primarily due to the depreciation of property additions. The sale of Quixx and UE in connection with the Merger, resulted in lower depreciation for those subsidiaries in 1997. The 1996 increase in depreciation was attributable to depreciation of construction completed not classified, amortization of the TNP acquisition adjustment and increased depreciation for Quixx property additions.

      Income taxes decreased $16.5 million in 1997 and $2.4 million in 1996, primarily due to lower pre-tax income. Additional income tax expense was recognized in both years for non-deductible merger and executive severance costs resulting in an effective income tax of 39.2% in 1997 and 38.2% in 1996.

Other Income and Deductions

      Other income and deductions decreased $31.9 million in 1997, as compared to 1996, primarily due to the write-off of investments in the Carolina Energy Project by Quixx and UE totaling approximately $16.1 million, the recognition of the $11.7 million gain on the sale of certain water rights by Quixx in 1996 and higher merger and business integration expenses. (see
Note 3. Acquisition and Divestiture of Investments in Item 8. Financial Statements and Supplementary Data).

      Other income and deductions decreased $14.4 million in the Transition Period in 1996, as compared to the same period in 1995, primarily due to the December 1996 write-off of Quixx's investment in the BCH Project of approximately $15.5 million. Other income and deductions increased $1.4 million in 1996, as compared to 1995, primarily due to the gain on the sale of water rights by Quixx in 1996, reduced by the recognition of merger and business integration expenses.

Interest Charges

      Interest charges increased $6.5 million in 1997 and $8.1 million in 1996, primarily due to interest on borrowings used to finance capital expenditures. In October 1996, Southwestern Public Service Capital I, a wholly owned trust, issued $100 million of 7.85% Trust Preferred Securities, Series A, due September 1, 2036. The expense for these securities is shown as Dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of SPS. The funds from this financing were used to reduce short-term debt.

Item 8. Financial Statements and Supplementary Data (SPS)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Southwestern Public Service Company (a New Mexico corporation) as of December 31, 1997, and the related consolidated statement of income, shareholder's equity and cash flows for the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 1997, and the results of their operations and their cash flows for the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 13, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Southwestern Public Service Company:

We have audited the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholder's equity and cash flows for the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the above stated periods, in conformity with generally accepted accounting principles.


                                          DELOITTE & TOUCHE LLP
Dallas, Texas
February 28, 1997
(June 19, 1997, as to the Carolina Energy
 Limited Partnership in Note 3)

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                                    ASSETS

                                                             1997        1996
                                                             ----        ----


Property, plant and equipment, at cost:
   Electric ..........................................    $2,557,579 $2,517,579
   Other (Note 1).....................................             -     37,542
   Construction in progress...........................       144,452     79,346
                                                             -------     ------
                                                           2,702,031  2,634,467
   Less: accumulated depreciation ....................       987,487    944,279
                                                             -------    -------
    Total property, plant and equipment...............     1,714,544  1,690,188
                                                           ---------  ---------


Investments, at cost:
   Notes receivable from affiliate (Note 1)...........       119,036          -
   Other..............................................         5,832     34,446
                                                               -----     ------
    Total investments.................................       124,868     34,446
                                                             -------     ------

Current assets:
   Cash and temporary cash investments................           986     40,610
   Accounts receivable, less reserve for uncollectible
    accounts ($2,442 at December 31, 1997; $2,574 at
    December 31, 1996) ...............................        96,548     67,779
   Accrued unbilled revenues .........................        15,468     20,304
   Recoverable electric energy costs - net............        23,086     15,715
   Materials and supplies, at average cost............        16,337     17,776
   Fuel inventory, at average cost....................         2,301      2,320
   Prepaid expenses and other.........................         3,367      4,984
                                                               -----      -----
    Total current assets..............................       158,093    169,488
                                                             -------    -------

Deferred charges:
   Regulatory assets (Note 1).........................       119,244    117,546
   Unamortized debt expense ..........................         9,395      9,864
   Other..............................................        55,349     23,262
                                                              ------     ------
    Total deferred charges............................       183,988    150,672
                                                             -------    -------
                                                          $2,181,493 $2,044,794
                                                          ========== ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1997 and 1996

                           CAPITAL AND LIABILITIES

                                                             1997        1996
                                                             ----        ----



Common stock (Notes 1 and 4)..........................   $  348,402  $  348,402
Retained earnings.....................................      349,988     383,350
                                                            -------     -------
    Total common equity...............................      698,390     731,752

SPS obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of SPS (Note 5) ............      100,000     100,000
Long-term debt (Note 6)...............................      620,598     620,400
                                                            -------     -------
                                                          1,418,988   1,452,152
                                                          ---------   ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
   pensions (Note 12) ................................        3,800       2,874
   Employees' postemployment benefits (Note 12).......        2,446       2,369
                                                              -----       -----
    Total noncurrent liabilities......................        6,246       5,243
                                                              -----       -----

Current liabilities:
   Notes payable and commercial paper (Note 7)........      154,244      53,836
   Notes payable to affiliates (Note 7)...............       25,160           -
   Long-term debt due within one year.................          173      15,231
   Accounts payable...................................      107,465      63,004
   Dividends payable..................................       22,546           -
   Customers' deposits................................        5,471       5,842
   Accrued taxes......................................       28,051      19,999
   Accrued interest...................................       12,715      13,151
   Current portion of accumulated deferred income
    taxes (Note 13) ..................................       10,740       3,583
   Other..............................................        7,415      28,596
                                                              -----      ------
    Total current liabilities.........................      373,980     203,242
                                                            -------     -------

Deferred credits:
   Unamortized investment tax credits ................        5,469       5,719
   Accumulated deferred income taxes (Note 13)........      372,447     367,272
   Other..............................................        4,363      11,166
                                                              -----      ------
    Total deferred credits............................      382,279     384,157
                                                            -------     -------

Commitments and contingencies (Notes 9 and 10)........
                                                         ----------  ----------
                                                         $2,181,493  $2,044,794
                                                         ==========  ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
             (Thousands of Dollars, Except Per Share Information)
                          December 31, 1997 and 1996


                                                               1997      1996
                                                               ----      ----


Common shareholder's equity:
   Common stock,$1 par value, authorized 200 shares
   in 1997 and 100,000,000 shares in 1996,
   outstanding 100 shares in 1997 and 40,917,908
   shares in 1996 ....................................   $        -  $   40,918
   Paid in capital....................................      348,402     307,484
   Retained earnings..................................      349,988     383,350
                                                            -------     -------
    Total common shareholders equity..................      698,390     731,752
                                                            -------     -------

Preferred stock (Note 4):
   $1 par value, 10 million shares authorized; no
   shares outstanding ...............................             -           -
                                                                ---         ---
SPS obligated mandatorily  redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS, 4 million shares
 outstanding, 7.85% (Note 5).........................       100,000     100,000
                                                            -------     -------

Long-term debt (Note 6):
First Mortgage Bonds:
   5.70% retired February 1, 1997.....................            -      15,000
   6-7/8% due December 1, 1999........................       90,000      90,000
   7-1/4% due July 15, 2004...........................      135,000     135,000
   6-1/2% due March 1, 2006...........................       60,000      60,000
   8-1/4% due July 15, 2022...........................       40,000      40,000
   8-1/5% due December 1, 2022........................      100,000     100,000
   8-1/2% due February 15, 2025.......................       70,000      70,000
Pollution control obligations, securing pollution
 control revenue bonds:
   Not collateralized by First Mortgage Bonds:
    variable rate (4.30% and 3.95% at December 31, 1997
    and 1996, respectively) due July 1, 2011..........       44,500      44,500
    variable rate (6.435% effective December 31, 1997
     and 1996, respectively)due July 1, 2016..........       25,000      25,000
    5-3/4% series, due September 1, 2016..............       57,300      57,300
   Less funds held by Trustee.........................         (161)       (417)
Other.................................................          286         527
Unamortized discount and premium-net..................       (1,154)     (1,279)
                                                             ------      ------
                                                            620,771     635,631
Less: maturities due within one year..................          173      15,231
                                                                ---      ------
    Total long-term debt..............................      620,598     620,400
                                                            -------     -------

Total capitalization..................................   $1,418,988  $1,452,152
                                                         ==========  ==========

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
     Years ended December 31, 1997 and August 31, 1996 and 1995 (Note 1)



                                                     1997     1996      1995
                                                     ----     ----      ----

Operating revenues:
   Electric....................................  $ 960,355  $ 899,397 $ 834,083
   Other.......................................     18,928     32,403    47,434
                                                    ------     ------    ------
                                                   979,283    931,800   881,517

Operating expenses:
   Fuel used in generation.....................    473,099    417,023   370,052
   Purchased power.............................     14,501     18,010     5,241
   Other operating & maintenance expenses......    166,761    165,129   172,513
   Depreciation and amortization...............     70,331     69,781    64,204
   Taxes (other than income taxes) ............     46,515     45,518    43,827
   Income taxes (Note 13) .....................     48,795     65,297    67,648
                                                    ------     ------    ------
                                                   820,002    780,758   723,485
                                                   -------    -------   -------
Operating income...............................    159,281    151,042   158,032

Other income and deductions:
   Merger expenses.............................    (15,427)    (7,878)        -
   Write-off of investment in Carolina Energy
   Project (Note 3) ...........................    (16,052)         -         -
   Miscellaneous income and deductions
   - net (Note 3) .............................      4,877     13,226     3,917
                                                     -----     ------     -----
                                                   (26,602)     5,348     3,917

Interest charges:
   Interest on long-term debt..................     46,356     47,045    43,221
   Other interest..............................      7,444      6,088     1,714
   Allowance for borrowed funds used during
    construction ..............................     (4,546)    (2,516)   (2,463)
   Dividends on SPS obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely subordinated
   debentures of SPS ..........................      7,850          -         -
                                                     -----        ---       ---
                                                    57,104     50,617    42,472
                                                    ------     ------    ------

Net income.....................................     75,575    105,773   119,477
Dividend requirements on preferred stock.......          -      2,494     4,878
                                                       ---      -----     -----
Earnings available for common stock............   $ 75,575   $103,279  $114,599
                                                  ========   ========  ========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands of Dollars)
        For the four months ended December 31, 1996 and 1995 (Note 1)



                                                           1996           1995
                                                           ----           ----
                                                                     (Unaudited)
Operating revenues:
   Electric..........................................    $295,579     $267,427
   Other.............................................      10,701       11,055
                                                           ------       ------
                                                          306,280      278,482

Operating expenses:
   Fuel used in generation...........................     141,896      119,081
   Purchased power...................................       4,900        2,756
   Other operating & maintenance expenses............      55,582       52,134
   Depreciation and amortization.....................      23,782       23,329
   Taxes (other than income taxes)...................      15,152       14,590
   Income taxes (Note 13)............................      10,987       18,963
                                                           ------       ------
                                                          252,299      230,853
                                                          -------      -------
Operating income.....................................      53,981       47,629

Other income and deductions, net:
   Merger expenses...................................      (2,019)      (2,171)
   Write-off of investment in BCH project (Note 3)...     (15,546)           -
   Miscellaneous income and deductions - net.........         759          737
                                                              ---          ---
                                                          (16,806)      (1,434)
Interest charges:
   Interest on long-term debt........................      16,302       15,106
   Other interest....................................       1,102          950
   Allowance for borrowed funds used during construction     (892)        (807)
   Dividends on SPS obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely subordinated debentures of SPS ............       1,526            -
                                                            -----          ---
                                                           18,038       15,249
                                                           ------       ------

Net income...........................................      19,137       30,946
Dividend requirements on preferred stock.............           -        2,373
                                                              ---        -----
Earnings available for common stock..................    $ 19,137      $28,573
                                                         ========      =======




         The accompanying notes to consolidated financial statements are an integral part of these financial statements


                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
               (Thousands of Dollars, Except Share Information)
    Year ended December 31, 1997, four months ended December 31, 1996 and years ended August 31, 1996 and 1995 (Note 1)


                               Common Stock, $1 par value  Paid in      Retained
                               Shares          Amount      Capital      Earnings     Total
                               ------          ------      -------      --------     -----

Balance at September 1, 1994   40,917,908    $ 40,918     $ 306,376     $ 348,878    $ 696,172
Net income..................            -           -             -       119,477      119,477
Dividends declared
  Common stock..............            -           -             -       (90,019)     (90,019)
  Cumulative preferred stock            -           -             -        (4,878)      (4,878)
                                      ---         ---           ---        ------       ------

Balance at August 31, 1995..   40,918,908      40,918       306,376       373,458      720,752
Net income..................            -           -             -       105,773      105,773
Retirements of cumulative
 preferred stock ...........            -           -         1,108          (921)         187
Dividends declared
  Common stock..............            -           -             -       (90,020)     (90,020)
  Cumulative preferred stock            -           -             -        (1,573)      (1,573)
                                      ---         ---           ---        ------       ------

Balance at August 31, 1996..   40,917,908      40,918       307,484        386,717     735,119
Net income .................            -           -             -         19,137      19,137
Dividends declared on common
 stock .....................            -           -             -        (22,504)    (22,504)
                                      ---         ---           ---        -------     -------

Balance at December 31, 1996   40,917,908      40,918       307,484        383,350     731,752
Net income..................            -           -             -         75,575      75,575
Dividends declared
  Common stock prior to August
  1, 1997 Merger ...........            -           -             -        (63,845)    (63,845)
  Common stock, to NCE......            -           -             -        (45,092)    (45,092)
Merger with PSCo
   Exchange of common shares
   for NCE stock ...........  (40,917,808)    (40,918)       40,918              -           -
                              -----------     -------        ------            ---         ---

Balance at December 31, 1997          100  $        -    $  348,402  $     349,988   $ 698,390
                                      ===  ==========    ==========  =============   =========


Authorized shares of common stock were 200 at December 31, 1997 and 100 million at December 31, 1996, August 31, 1996 and 1995.


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Thousands of Dollars, Except Share Information)
     Years ended December 31, 1997, and August 31, 1996 and 1995 (Note 1)


                                                      1997      1996      1995
                                                      ----      ----      ----

Operating activities:
   Net income...................................    $75,575   $105,773 $119,477
   Adjustments to reconcile net income to net
    cash provided by operating activities (Note 1):
     Depreciation and amortization..............     76,929    65,448    61,069
     Write off of investment in Carolina Energy
     Project (Note 3) ..........................     16,052         -         -
     Amortization of investment tax credits.....       (250)     (250)     (250)
     Deferred income taxes......................      3,587    16,423     9,717
     Allowance for equity funds used during
      construction .............................         (5)      (60)     (229)
     Change in accounts receivable..............    (39,842)   (4,697)   (3,905)
     Change in inventories......................        301       134    (3,409)
     Change in other current assets.............     (3,061)   (7,688)   (5,143)
     Change in accounts payable.................     45,683    10,024      (834)
     Change in other current liabilities........    (10,000)   (7,271)    9,398
     Change in deferred amounts.................    (48,934)  (11,381)    8,160
     Other......................................        276    13,571    (4,753)
                                                        ---    ------    ------
       Net cash provided by operating activities    116,311   180,026   189,298

Investing activities:
   Construction expenditures....................    (118,550) (111,986) (94,662)
   Allowance for equity funds used during
    construction ...............................           5        60      229
   Proceeds from disposition of property, plant
    and equipment ..............................      (2,371)        -        -
   Proceeds from the sale of Quixx and UE, net
    of cash disposed (Note 1) ..................     (29,567)        -        -
   Purchase of other investments................      (4,639)   (1,768) (28,219)
   Acquisition of TNP properties (Note 3).......           -   (29,200)       -
                                                         ---   -------      ---
       Net cash used in investing activities....    (155,122) (142,894)(122,652)

Financing activities:
   Proceeds from sale of long-term notes and bonds        -     60,000   76,204
   Redemption of long-term notes and bonds......    (14,986)    (4,445) (16,880)
   Short-term borrowings - net..................    100,564     69,624  (14,994)
   Retirement of preferred stock................          -    (75,434)       -
   Dividends on common stock (Notes 4 and 15)...    (86,391)   (90,020) (90,020)
   Dividends on preferred stock.................          -     (2,494)  (4,878)
                                                        ---     ------   ------
       Net cash used in financing activities....       (813)   (42,769) (50,568)
                                                       ----    -------  -------
       Net (decrease) increase  in cash and
        temporary cash investments .............    (39,624)    (5,637)  16,078
       Cash and temporary cash investments at
        beginning of year ......................     40,610     36,860   20,782
                                                     ------     ------   ------
       Cash and temporary cash investments at
        end of year ............................   $    986  $  31,223 $ 36,860
                                                   ========  ========= ========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
            Four months ended December 31, 1996 and 1995 (Note 1)


                                                               1996      1995
                                                               ----      ----
                                                                     (Unaudited)

Operating activities:
   Net income.........................................        $19,137  $30,946
   Adjustments to reconcile net income to net
    cash provided by operating activities (Note 1):
     Depreciation and amortization....................         22,289   21,873
     Write-off of investment in BCH Project (Note 3)..         15,546        -
     Deferred income taxes and  investment tax credits          4,806    3,166
     Allowance for equity funds used during construction         (179)     (60)
     Change in accounts receivable....................         10,180    9,402
     Change in inventories............................          1,417      928
     Change in other current assets...................         (5,674)   9,977
     Change in accounts payable.......................            628  (10,673)
     Change in other current liabilities..............        (12,487) (11,021)
     Other............................................        (14,674)   7,627
                                                              -------    -----
       Net cash provided by operating activities......         40,989   62,165

Investing activities:
   Construction expenditures..........................        (66,031) (44,950)
   Purchase of other investments......................         (2,297)  (3,741)
   Acquisition of TNP properties (Note 3).............              -  (29,200)
                                                                  ---  -------
       Net cash used in investing activities..........        (68,328) (77,891)

Financing activities:
   Proceeds from sale of long-term notes and bonds
     (Note 6) ........................................         82,300        -
   Proceeds from sale of SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trust holding solely subordinated debentures
     of SPS ..........................................        100,000        -
   Retirement of long-term notes and bonds............        (84,776)  (1,717)
   Short-term borrowings - net........................        (15,788) 116,250
   Retirement of preferred stock......................              -  (74,672)
   Dividends on common stock..........................        (45,010) (45,010)
   Dividends on preferred stock.......................              -   (2,373)
                                                                  ---   ------
       Net cash provided by (used in) financing
        activities ...................................         36,726   (7,522)
                                                               ------   ------
       Net increase (decrease) in cash and temporary
        cash investments .............................          9,387  (23,248)
       Cash and temporary cash investments at beginning
        of period ....................................         31,223   36,860
                                                               ------   ------
       Cash and temporary cash investments at end of
        period .......................................      $  40,610 $ 13,612
                                                            ========= ========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

      Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, were transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises.

      The NCE consolidated financial statements reflect the accounting for the Merger as a pooling of interests. The Company's consolidated financial statements include the consolidated financial statements for both PSCo and SPS as of and for the years ended December 31, 1997 and 1996. The Company's 1995 consolidated statement of income combines the consolidated statement of income for PSCo for the year ended December 31, 1995 with the consolidated statement of income for SPS for the year ended August 31, 1995. Certain items have been reclassified in the consolidated financial statements to conform to the presentation used by the Company.

      On April 22, 1997, SPS changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending December 31. SPS filed a Transition report on Form 10-K for the period September 1, to December 31, 1996 (the transition period). The fiscal year periods presented in SPS's consolidated statements of income and cash flows are for the twelve-months ending December 31, 1997, August 31, 1996 and August 31, 1995.

Business, Utility Operations and Regulation

      NCE is a  registered  holding  company  under the PUHCA and its  utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations.

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. During 1996, NCE's subsidiaries adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which imposed stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

      The  following   regulatory   assets  are  reflected  in  the  Company's
consolidated balance sheets (in thousands):

1997                                        NCE           PSCo            SPS
                                            ---           ----            ---

Income taxes (Note 13)..............      $162,985       $ 84,356      $ 79,161
Nuclear decommissioning costs.......        76,881         76,881             -
Employees' postretirement benefits
  other than pensions (Note 12).....        63,023         59,995         3,028
Early retirement costs..............         8,008          6,645         1,363
Employees' postemployment benefits
 (Note 12) .........................        24,455         23,932             -
Demand-side management costs........        42,503         38,518         3,985
Unamortized debt reacquisition costs        36,717         17,791        18,344
Thunder Basin judgment (Note 9).....         5,912              -         5,912
Other...............................         9,991          2,540         7,451
                                             -----          -----         -----
  Total.............................      $430,475       $310,658      $119,244
                                          ========       ========      ========

1996                                        NCE           PSCo            SPS
                                            ---           ----            ---
Income taxes (Note 13)..............      $179,757       $ 98,355      $ 81,403
Nuclear decommissioning costs.......        89,731         89,731             -
Employees' postretirement benefits
  other than pensions (Note 12).....        57,641         54,449         3,192
Early retirement costs..............        17,232         15,505         1,727
Employees' postemployment benefits
 (Note 12) .........................        24,797         24,797             -
Demand-side management costs........        43,779         41,462         2,317
Unamortized debt reacquisition costs        39,794         19,914        19,880
Other...............................        13,380          4,353         9,027
                                            ------          -----         -----
  Total.............................      $466,111       $348,566      $117,546
                                          ========       ========      ========

      The regulatory assets of the Company's regulated subsidiaries as of December 31, 1997 and 1996 are reflected in rates charged to customers over periods ranging from two to thirty years. Refer to the discussion below or the Notes to Consolidated Financial Statements as identified in the above table for a more detailed discussion regarding recovery periods. The Company believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and SPS's financial position, results of operations or cash flows.

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

      Approximately 550 employees elected to participate in PSCo's early retirement enhancement program, of which approximately 370 employees elected the early retirement benefit. The total cost of the program was approximately $39.7 million. These costs were deferred and, effective April 1, 1994, are being amortized to expense over approximately 4.5 years in accordance with rate regulatory treatment. This amortization period represents the participants' average remaining years of service to their expected retirement date.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112 (see
Note 12. Employee Benefits - Postemployment Benefits). PSCo has appealed in the Denver District Court the decision related to this issue and is assessing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $14.6 million. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. If PSCo is ultimately unsuccessful, these amounts will be written off.

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

      As of December 31, 1997, SPS has approximately $5.9 million in regulatory assets associated with the Thunder Basin judgment. The judgment amount paid is recoverable from customers subject to review by various regulatory agencies (see Note 9. Regulatory Matters - Electric and Gas Cost Adjustments).

      Recovered/Recoverable Purchased Gas and Electric Energy Costs -Net

      The Company's utility subsidiaries have adjustment mechanisms in place which allow for the recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred (see Note 9. Regulatory Matters - Electric and Gas Cost Adjustments).

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. PSCo is earning a return on these investments based on its weighted average cost of debt and preferred stock in accordance with a CPUC rate order.

Non-utility Subsidiaries and International Investments

      The Company's non-utility subsidiaries are principally involved in engineering, design and construction management, non-regulated energy services, including gas and power marketing, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 2. Acquisition of Yorkshire Electricity and
U.K. Windfall Tax). Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenues, costs and expenses which are translated at average current rates during each reporting period.

Management Estimates

      The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

      The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in income from its unconsolidated investments accounted for under the equity method of accounting. All intercompany items and transactions have been eliminated.

Basic and Diluted Earnings Per Share

      Effective for periods ending after December 15, 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changed the methodology for calculating and reporting earnings per share ("EPS"), and required restatement of all prior-period EPS data. Basic and Diluted EPS of common stock is computed and presented for each year based upon the weighted average number of common shares outstanding on the consolidated income statements. The dilutive effect of NCE stock options, the only dilutive securities and applicable only to NCE, was immaterial and, accordingly, the computed Basic and Diluted EPS result in the same EPS.

Revenue Recognition

      The  Company's  utility   subsidiaries  accrue  for  estimated  unbilled
revenues for services provided after the meters were last read on a cycle billing basis through the end of each year.

Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, the Company and its subsidiaries consider all temporary cash investments to be cash equivalents. These temporary cash investments are securities having original maturities of three months or less or having longer maturities but with put dates of three months or less.

      Income Taxes and Interest (Excluding Amounts Capitalized) Paid (in thousands):

NCE                                              1997        1996        1995
                                                 ----        ----        ----

Income taxes ...............................   $ 99,938    $117,121    $108,750
Interest....................................   $230,507    $197,073    $182,913


PSCo                                             1997        1996        1995
                                                 ----        ----        ----

Income taxes, including amounts paid to NCE    $ 75,439    $ 66,871    $ 58,662
Interest....................................   $172,470    $144,533    $140,823


SPS                                              1997        1996        1995
                                                 ----        ----        ----

Income taxes, including amounts paid to NCE    $ 37,752    $ 50,250    $ 50,088
Interest....................................   $ 56,486    $ 52,540    $ 42,090

      Non-cash Transactions:

      Prior to the Merger, shares of PSCo's common stock (250,058 in 1997, 274,934 in 1996 and 310,546 in 1995), valued at the market price on date of issuance (approximately $10 million for each year), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years.

      Stock issuances and the dividend of subsidiaries' stock in connection with the Merger discussed above were non-cash financing and investing activities and are not reflected in the consolidated statements of cash flows.

      During 1996, PSCo exchanged shares of its common stock in connection with the acquisition of TOG and TOP (see Note 3. Acquisition and Divestiture of Investments). During 1995, a $40.5 million PSCo capital lease obligation was recognized in connection with a 30-year gas storage facility agreement.

Property and Depreciation

      Property, plant and equipment is stated at original cost. Replacements and capital improvements, representing units of property, are capitalized. Maintenance and repairs of property and replacements of items of property determined to be less than a unit of property are charged to operations as maintenance expense. The cost of units of property retired, together with cost of removal, less salvage, is charged to accumulated depreciation.

      Depreciation expense, for financial accounting purposes, is computed on the straight-line basis based on the estimated service lives and costs of removal of the various classes of property. Depreciation expense, expressed as a percentage of average depreciable property, for NCE, PSCo and SPS ranged from approximately 2.6%-2.9% for the years ended December 31, 1997, 1996 and 1995. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws.

Allowance for Funds Used During Construction

      AFDC, as defined in the system of accounts prescribed by the FERC, represents the net cost during the period of construction of borrowed funds used for construction purposes and a reasonable rate on funds derived from other sources. AFDC does not represent current cash earnings. The Company's regulated subsidiaries capitalize AFDC as a part of the cost of utility plant.

Income Taxes

      The  Company  and  its  subsidiaries  file   consolidated   Federal  and
consolidated and separate state income tax returns. Income taxes are allocated to the subsidiaries based on separate company computations of taxable income or loss. Investment tax credits have been deferred and are being amortized over the service lives of the related property. Deferred taxes are provided on temporary differences between the financial accounting and tax bases of assets and liabilities using the tax rates which are in effect at the balance sheet date (see Note 13. Income Taxes).

Stock-based Compensation

      The Company uses the intrinsic value based method of accounting for its stock-based compensation plan (see Note 12. Employee Benefits - Incentive Compensation).

Gas in Underground Storage (NCE and PSCo)

      Gas in underground storage is accounted for under the last-in, first-out (LIFO) cost method. The estimated replacement cost of gas in underground storage at December 31, 1997 and 1996 exceeded the LIFO cost by approximately $36.0 million and $52.2 million, respectively.

Cash Surrender Value of Life Insurance Policies (NCE and PSCo)

      The  following  amounts  related  to   corporate-owned   life  insurance
("COLI") contracts, issued by one major insurance company, are recorded as a component of Investments, at cost, on the consolidated balance sheets:

                                                             1997        1996
                                                             ----        ----
                                                          (Thousands of Dollars)

Cash surrender value of contracts.....................     $408,425    $359,136
Borrowings against contracts..........................      405,285     356,421
                                                            -------     -------
   Net investment in life insurance contracts.........     $  3,140     $ 2,715
                                                           ========     =======

      On August 2, 1996, Congress passed legislation that will phase out tax benefits associated with certain COLI policies. The legislation had minimal impact on the Company's COLI policies as all policies were entered into prior to July 1, 1986 and were grandfathered under the legislation.

2.  Acquisition of Yorkshire Electricity and U.K. Windfall Tax (NCE and PSCo)

      During the second quarter of 1997, Yorkshire Power, a subsidiary equally owned by PSCo and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. PSCo accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since April 1, 1997. PSCo's equity earnings in Yorkshire Power is 50%, the same as its ownership share.

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

      In July 1997, the U.K. government enacted a windfall tax on certain privatized business entities payable in two installments with the first payment in December 1997 and the second installment a year later. The windfall tax was a retroactive adjustment to the privatization value based on post-privatization profits during the 1992 to 1995 period. During the third quarter of 1997, Yorkshire Power recorded an extraordinary charge of approximately $221 million (135 million pounds sterling) for this windfall tax. PSCo's share of this tax is approximately $110.6 million.

      Summarized income statement information for the period April 1, 1997 (date of acquisition) to December 31, 1997 is presented below (in millions):

    Yorkshire Power:
      Operating revenues.......................    $1,492.9
                                                   --------

      Operating income.........................       202.3
                                                      -----

      Income before extraordinary item.........        69.8
      Extraordinary item - U.K. windfall tax...      (221.1)
                                                     ------
      Net loss.................................    $ (151.3)
                                                   ========

    PSCo's equity in the earnings (losses):
      Extraordinary item -  U.K. windfall tax..    $ (110.6)
      Equity in earnings of Yorkshire Power (1)        34.9
                                                       ----
                                                   $  (75.7)
                                                   ========

  (1) Includes the impact of approximately $10 million related to the change in the U.K. corporate income tax rate from 33% to 31%.

      PSCo's   investment   in  Yorkshire   Power  at  December  31,  1997  is
approximately   $287  million.   Summarized   balance  sheet  information  for
Yorkshire Power as of December 31, 1997 is presented below (in millions):

    Assets:
      Property, plant and equipment............    $1,644.6
      Current assets...........................       602.2
      Other assets.............................     1,895.4
                                                    -------
                                                   $4,142.2
                                                   ========

    Capitalization and Liabilities:
      Common shareholders' equity..............    $  542.1
      Long-term debt...........................       704.3
      Other non-current liabilities............       488.7
      Current liabilities......................     2,407.1
                                                    -------
                                                   $4,142.2
                                                   ========

      The unaudited pro forma financial information presented below assumes that the investment in Yorkshire Power was acquired on the first day of each respective period. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with PSCo's investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power were based on historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings of Yorkshire Power has been converted at the average exchange rates for the year ended December 31, 1997 and December 31, 1996, of $1.639/pound and $1.561/pound, respectively.

      Based on the above assumptions, shown below is unaudited pro forma financial information for the years ended December 31, 1997 and 1996 (in millions, except per share amounts):
                                                                       NCE
                                          Earnings before       Earnings before
                                       Extraordinary Item     Extraordinary Item
                                       1997            1996       per share (1)
                                       ----            ----       -------------
                                    NCE    PSCo     NCE    PSCo    1997    1996
                                    ---    ----     ---    ----    ----    ----
Income before
  extraordinary item..........    $261.5  $204.0  $272.3  $190.3   $2.50   $2.64
                                                                   =====   =====
Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net of
   U.S. tax benefits (2)......     (10.1) (10.1)    19.3    19.3

  Interest expense, net of tax      (3.5)  (3.5)   (13.8)  (13.8)
                                    ----   ----    -----   -----

Pro forma result..............    $247.9  $190.4  $277.8  $195.8   $2.37   $2.70
                                  ======  ======  ======  ======   =====   =====

  (1) Based on the weighted average number of common shares outstanding for the period.
  (2) The years ending December 31, 1997 and 1996 amounts include $24.0 million and $18.9 million ($17.9 million and $11.7 million after-tax), respectively, of write-offs related to certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

3. Acquisition and Divestiture of Investments

Carolina Energy Limited Partnership Investment (NCE and SPS)

      The Carolina Energy Partnership, a waste-to-energy cogeneration facility, was originally scheduled to be completed in 1997, but was halted pending an independent analysis of the project's engineering and financial viability. The banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the construction contractor were unable to restructure the project on mutually agreeable terms and the senior creditors took possession of the assets of the facility. In June 1997, Quixx wrote-off its investment of approximately $13.6 million in the Carolina Energy Partnership. Additionally, UE wrote-off its net investment of approximately $2.4 million in this same partnership. Quixx holds a one-third ownership interest, including a 1% general partnership interest, in the partnership. UE's net investment in the partnership was comprised of subordinated debt, the related interest receivable, as well as fees for engineering services.

BCH Energy Limited Partnership Investment (NCE and SPS)

      Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership which owned a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms. In late 1996, senior creditors took possession of the assets of the facility. In December 1996, Quixx wrote-off its investment of approximately $16 million in this project.

Quixx Underground Water Rights (NCE and SPS)

      During 1996, Quixx sold a portion of its underground water rights for approximately $14 million. Quixx recognized an after-tax gain on the sale of these water rights of approximately $11.7 million which is reflected in miscellaneous income and deductions - net for the year ended December 31, 1996.

Acquisition  of Texas-Ohio  Gas, Inc. and Texas-Ohio  Pipeline,  Inc. (NCE and
PSCo)

      Effective September 1, 1996, e prime acquired all of the outstanding stock of TOG and TOP in exchange for a combination of common stock of PSCo and cash. Such acquisitions were accounted for using the purchase method and the acquired assets and liabilities have been valued at their estimated fair market values as of the date of acquisition. These companies are primarily engaged in gas brokering and marketing activities and are subsidiaries of e prime.

Acquisition of TNP Properties (NCE and SPS)

      In September 1995, SPS purchased properties of TNP located in the Texas Panhandle area for $29.2 million. The purchase added approximately 8,000 customers and was accounted for using the purchase method. Cost recovery of this amount was allowed by the PUCT through a rate surcharge over a ten-year period.

Acquisition of Young Gas Storage Company (NCE and PSCo)

      On June 25, 1995, PSCo acquired all of the outstanding stock of YGSC for $6.3 million. The acquisition was accounted for using the purchase method. On February 1, 1996, PSCo contributed the common stock of YGSC to e prime. YGSC owns a 47.5% interest in Young Storage, which owns and operates an underground gas storage facility in northeastern Colorado.

4. Capital Stock (NCE, PSCo and SPS)

Shareholder Rights

      On April 30, 1997, the Board of Directors declared that a dividend of one right for each Common Share be paid on the effective date of the business combination among the Company, PSCo and SPS to shareholders of record of the common shares issued and outstanding at the close of business on the day before the effective date of the business combination. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-hundredth share. Additionally, the Board of Directors created a Series A Junior Participating Preferred Stock, $1 par value, and reserved 2,600,000 shares for issuance upon exercise of the Rights. In the event any person or group acquires 10% or more of the Company's common stock, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. In addition, the Board of Directors may, at its option after a person or group acquires 10% or more of the Company's common stock, exchange all or part of the rights for shares of the Company's common stock. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company's assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The Company may redeem the rights at a price of $.001 per right at any time prior to the tenth day following the date any person or group acquires 10% or more of the Company's common stock. The rights expire 10 years after the record date, unless earlier redeemed or exchanged by the Company.

Common Stock Issuance

      In December 1997, 5.9 million common shares were issued, resulting in net proceeds (after deducting issuance costs) of $251.4 million. The proceeds from the sale of stock were used for general corporate purposes, including retirement of short-term debt and a capital contribution to PSCo. PSCo used such proceeds to retire debt and for general corporate purposes.

Preferred Stock of NCE

      NCE has 20 million shares of preferred stock authorized. At December 31, 1997, the Company has not registered or issued any of the preferred stock.

Preferred Stock of Subsidiaries
                                                1997                1996
                                                ----                ----
                                          Shares   Amount     Shares     Amount
                                          ------   ------     ------     ------
                                                 (Thousands           (Thousands
                                                 of Dollars)         of Dollars)
PSCo cumulative preferred stock,
 $100 par value, 3 million shares
 authorized:
  Issued and outstanding:
   Not subject to mandatory
    redemption (1):
     4.20% series...................     100,000   $ 10,000   100,000  $ 10,000
     4 1/4% series (includes $7,500
            premium) ...............     174,997     17,507   175,000    17,508
     4 1/2% series..................      65,000      6,500    65,000     6,500
     4.64% series...................     159,950     15,995   160,000    16,000
     4.90% series...................     150,000     15,000   150,000    15,000
     4.90% 2nd series...............     150,000     15,000   150,000    15,000
     7.15% series...................     250,000     25,000   250,000    25,000
                                         -------     ------   -------    ------

     Total..........................   1,049,947   $105,002 1,050,000  $105,008
                                       =========   ======== =========  ========

   Subject to mandatory redemption (2):
     7.50% series ..................     216,000   $ 21,600   216,000  $ 21,600
     8.40% series...................     202,294     20,229   208,892    20,889
                                         -------     ------   -------    ------
                                         418,294     41,829   424,892    42,489
   Less: Preferred stock subject to
      mandatory redemption within
      one year......................     (25,760)    (2,576)  (25,760)   (2,576)
                                         -------     ------   -------    ------
       Total........................     392,534   $ 39,253   399,132  $ 39,913
                                         =======   ========   =======  ========

PSCo cumulative preferred stock, $25
  par value, 4 million shares
  authorized:
  Issued and outstanding:
  Not subject to mandatory
    redemption (1):
     8.40% series...................   1,400,000   $ 35,000 1,400,000  $ 35,000
     ====                              =========   ======== =========  ========

SPS cumulative preferred stock, $1
  par value, 10 million shares
  authorized with no shares
  outstanding (3) .................            -          -          -        -
                                             ===        ===        ===      ===

(1) The PSCo preferred stock may be redeemed at the option of PSCo upon at least 30, but not more than 60, days' notice in accordance with the following schedule of prices, plus an amount equal to the accrued dividends to the date fixed for redemption; $100 par value, $101 per share, $25 par value, $25.25 per share.

(2) Mandatory redemption for 7.50% series: $101.50 per share on or prior to August 31, 1998, reducing each year thereafter by $0.25 per share until August 31, 2003, after which the redemption price is $100 per share; mandatory redemption for 8.40% series: $101.75 per share on or prior to July 31, 1998, and reducing each year thereafter by $0.25 per share until July 31, 2004, after which the redemption price is $100 per share. In 1998 and in each year thereafter, PSCo must offer to repurchase 12,000 shares of the 7.50% and 13,760 shares of the 8.40% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase. In 1997, PSCo repurchased 6,598 shares of the 8.40% cumulative preferred series subject to mandatory redemption. In 1996 and 1995, PSCo repurchased 13,760 shares of the 8.40% cumulative preferred series subject to mandatory redemption.

(3) On January 31, 1996, the shareholders of SPS approved an amendment to the Restated Articles of Incorporation to replace the existing authorized preferred stock and to provide for a class of 10 million authorized shares of preferred stock, $1.00 par value, issuable from time to time in such series and having such designations, preferences, limitations, and relative rights as the Board of Directors may determine.

5. SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely
    Subordinated Debentures of SPS (NCE and SPS)

      In October 1996, Southwestern Public Service Capital I, a wholly-owned Trust of SPS, issued 4,000,000 shares of 7.85% Trust Preferred Securities, Series A for $100 million. The sole asset of the trust is $103 million principal amount of SPS's 7.85% Deferred Interest Subordinated Debentures, Series A, due September 1, 2036. Holders of the securities are entitled to receive quarterly dividends at an annual rate of 7.85% of the liquidation preference value of $25. The securities are redeemable at the option of SPS on October 21, 2001 at 100% of the principal amount outstanding plus accrued interest. The securities are shown as SPS obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of SPS on the consolidated balance sheets. The net proceeds were used to reduce short-term debt.

6. Long-Term Debt of Subsidiaries (NCE, PSCo and SPS)
                                                               1997      1996
                                                               ----      ----
                                                          (Thousands of Dollars)
   First Mortgage Bonds:
     5-70% retired February 1, 1997.....................    $     -    $ 15,000
     5-7/8% retired July 1, 1997........................          -      35,000
     6-3/4% due July 1, 1998............................     25,000      25,000
     6.875% due December 1, 1999........................     90,000      90,000
     6.00% due January 1, 2001..........................    102,667     102,667
     7-7/8% due April 1, 2003...........................      4,000       4,000
     8-1/8% due March 1, 2004...........................    100,000     100,000
     5-7/8% due March 1, 2004...........................     22,000      22,500
     7-1/4% due July 15, 2004...........................    135,000     135,000
     6-3/8% due November 1, 2005........................    134,500     134,500
     6-1/2% due March 1, 2006...........................     60,000      60,000
     7 1/8% due June 1, 2006............................    125,000     125,000
     5-5/8% due April 1, 2008...........................     18,000      18,000
     7-3/8% due November 1, 2009........................     27,250      27,250
     5-1/2% due June 1, 2012............................     50,000      50,000
     5-7/8% due April 1, 2014...........................     61,500      61,500
     9-7/8% due July 1, 2020............................     75,000      75,000
     Variable rate (3.80% and 7-1/4% at December 31, 1997
     and 1996) due September 1, 2021....................      7,000       7,000
     8-3/4% due March 1, 2022...........................    150,000     150,000
     8-1/4% due July 15, 2022...........................     40,000      40,000
     8.20% due December 1, 2022.........................    100,000     100,000
     7-1/4% due January 1, 2024.........................    110,000     110,000
     7.50% due January 1, 2024..........................      8,000       8,000
     8.50% due February 15, 2025........................     70,000      70,000
     Variable rate (3.80% at December 31, 1997)due
      March 1, 2027 ....................................     10,000           -
     6.02% - 9.25% secured medium-term notes, due August
      1, 1997 - March 5, 2007...........................    423,500     183,500
   Other secured long-term debt 13.25%, due in
      installments  through October 1, 2016.............     31,155      31,506
   Pollution control obligations, securing pollution
      control revenue bonds:
     Not collateralized by First Mortgage Bonds:
       Variable rate (4.30% and 3.95% at December 31, 1997
       and 1996), due July 1, 2011......................     44,500      44,500
       Variable  rate (6.435%  effective  at December 31,
        1997 and 1996), due July 1, 2016................     25,000      25,000
       5-3/4% series, due September 1, 2016.............     57,300      57,300
     Less funds held by Trustee:........................       (161)       (417)
   Unsecured Medium-Term Notes:
       5.91% - 6.14%, due November 24, 1997 - December
        15, 1998 .......................................    100,000     100,000
   Capital lease obligations, 4.21% - 11.21% due in
     installments through May 31, 2025..................     44,747      49,154
   Other................................................        286         527
   Unamortized discount and premium-net.................     (5,820)     (6,298)
                                                             ------      ------
                                                          2,245,424   2,050,189
Less: maturities due within one year....................    257,469     170,261
                                                            -------     -------
                                                         $1,987,955  $1,879,928
                                                         ==========  ==========

     The First Mortgage Bonds include all long-term bonds and notes (including First Collateral Trust Bonds) issued by the Company's utility subsidiaries under various mortgage indentures. Substantially all properties of the

Company's utility subsidiaries, other than expressly excepted property, are subject to the liens securing the First Mortgage Bonds.

      The Red River Authority of Texas has issued certain obligations, based on long-term installment sale agreements executed by SPS, that relate to the pollution control facilities installed at the Company's coal-fueled generating units. SPS's payments under the pollution control obligations are pledged to secure the Red River Authority Pollution Control Revenue Bonds.

      The annual maturities and sinking fund requirements during the five years subsequent to December 31, 1997 are (in thousands):

          Year           Maturities     Sinking Fund Requirements       Total
          ----           ----------     -------------------------       -----
NCE       1998             $257,469             $   560              $258,029
          1999              134,454                 560               135,014
          2000               31,725               1,310                33,035
          2001              140,969               1,310               142,279
          2002               16,806               2,810                19,616

PSCo      1998             $257,160             $   500              $257,660
          1999               44,191                 500                44,691
          2000               31,656               1,250                32,906
          2001              140,969               1,250               142,219
          2002               16,806               2,750                19,556

SPS       1998             $    173             $     -              $    173
          1999               90,113                   -                90,113
          2000                    -                   -                     -
          2001                    -                   -                     -
          2002                    -                   -                     -

      The sinking fund requirements relate to PSCo and Cheyenne and they expect to satisfy substantially all of their sinking fund obligations in accordance with the terms of their respective indentures through the application of property additions. SPS has no significant sinking fund requirements.

7. Short-term Borrowing Arrangements (NCE, PSCo and SPS)

Notes Payable and Commercial Paper

     Information regarding notes payable and commercial paper for the years ended December 31, 1997 and 1996 is as follows (in thousands of dollars, except interest rates):

                                                             1997        1996
                                                             ----        ----
NCE
   Notes payable to banks ..............................   $147,500    $ 18,478
   Commercial paper ....................................    440,843     280,083
                                                            -------     -------
                                                           $588,343    $298,561
                                                           ========    ========

Weighted average interest rate at year end..............      5.74%       5.94%

PSCo
   Notes payable to banks ..............................   $ 50,000    $ 18,375
   Commercial paper ....................................    286,599     226,350
   Note payable to affiliates (by NCI to Quixx) ........     11,956           -
                                                             ------         ---
                                                           $348,555    $244,725
                                                           ========    ========

Weighted average interest rate at year end..............     5.78%       5.63%

                                                             1997        1996
                                                             ----        ----
SPS
   Commercial paper ....................................   $154,244    $53,836
   Note payable to affiliates (UE) .....................      9,000          -
   Note payable to affiliates (Quixx) ..................     16,160          -
                                                             ------        ---
                                                           $179,404    $53,836
                                                           ========    =======

Weighted average interest rate at year end..............      5.60%      5.65%

Bank Lines of Credit and Compensating Bank Balances

      In August 1997, NCE entered into a $225 million credit facility with several banks. The credit facility provides for $100 million of direct borrowings by NCE until the outstanding common stock of PSCCC, a wholly-owned subsidiary of PSCo, is transferred to NCE. The credit facility expires August 11, 2002. After the transfer, NCE will have access to $225 million of direct borrowings under the credit facility.

      PSCo and its subsidiaries have entered into a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by PSCo and PSCCC, alternatively provides for direct borrowings thereunder. 1480 Welton, Inc. and PSRI are provided access to the credit facility with direct borrowings guaranteed by PSCo. The facility expires November 17, 2000. Additionally, PSCo has a credit facility which provides $125 million in committed lines of credit and expires on April 30, 1998. SPS has two credit facilities which provide $180 million in committed bank lines of credit and expire February 27 and 28, 1998. It is planned that at maturity these lines of credit will be replaced with a $200 million line of credit.

      Borrowings permitted under the committed bank lines of credit totaled $705 million at December 31, 1997, of which $9 million of SPS's committed bank lines of credit required account deposits of 1 1/2% of the unused portion of the loan commitment.

      Arrangements by the Company and its subsidiaries for committed lines of credit are maintained by a combination of fee payments and compensating balances. Arrangements for uncommitted lines of credit have no fee or compensating balance requirements.

      Individual PSCo arrangements for uncommitted bank lines of credit totaled $50 million at December 31, 1997, of which all were used. PSCo and SPS may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans.

8.  Financial Instruments (NCE, PSCo and SPS)

Fair Value of Financial Instruments

      The following tables present the carrying amounts and fair values of the Company's and subsidiaries' significant financial instruments at December 31, 1997 and 1996. The carrying amount of all other financial instruments approximates fair value. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                              1997                  1996
                                              ----                  ----
                                        Carrying   Fair     Carrying       Fair
                                        Amount     Value     Amount       Value
                                        ------     -----     ------       -----
NCE                                              (Thousands of dollars)

Investments, at cost................    $36,010    $36,072   $30,249  $  30,416
Preferred stock of subsidiaries
  subject to mandatory redemption .. 41,829 42,893 42,489 43,685 SPS obligated mandatorily redeemable preferred securities of subsidiary
 trust holding solely subordinated
 debentures of SPS .................    100,000    104,752   100,000     99,520
Long-term debt of subsidiaries......  2,206,372  2,251,523 2,001,035  2,059,972

PSCo

Investments, at cost................    $36,010    $36,072   $30,249    $30,416
Preferred stock subject to mandatory
 redemption ........................     41,829     42,893    42,489     43,685
Long-term debt......................  1,555,572  1,604,160 1,370,423  1,404,972

SPS

SPS obligated mandatorily redeemable
 preferred securities of subsidiary
 trust holding solely subordinated
 debentures of SPS ................    $100,000  $ 104,752 $ 100,000  $  99,520
Long-term debt......................    621,800    625,348   630,612    655,000

      The fair value of the debt and equity securities included in Investments, at cost, is estimated based on quoted market prices for the same or similar investments. The debt securities are classified as held-to-maturity and the equity securities are classified as available-for-sale. The unrealized holding gains and losses for these debt and equity securities are not significant.

      The estimated fair values of preferred stock subject to mandatory redemption, the SPS obligated mandatorily redeemable preferred securities and long-term debt are based on quoted market prices of the same or similar instruments. Since PSCo, SPS and Cheyenne are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of these financial instruments would not be realized by the Company's shareholders.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

Off-Balance-Sheet Financial Instruments

      NCE and YGSC have guaranteed 50% of amounts financed under a $32 million Credit Agreement among Young Storage and various lending institutions entered into on June 27, 1995. This debt financing is for the development, construction and operation of an underground natural gas storage facility in northeastern Colorado (see Note 3. Acquisition and Divestiture of Investments).

      In connection with an agreement for the sale of electric power, SPS guaranteed certain obligations of a customer totaling $48 million. These obligations related to the construction of certain utility property that, in the event of default by the customer, would revert to SPS.

      SPS has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25,000,000 notional amount at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. SPS is exposed to interest rate risk in the event of nonperformance by counterparties; however, SPS does not anticipate such nonperformance.

Concentration of Credit Risk - Accounts Receivable

      No individual customer or group of customers engaged in similar activities represents a material concentration of credit risk to the Company and its subsidiaries.

9. Regulatory Matters (NCE, PSCo and SPS)

Merger Rate Filings

      The discussion below summarizes the significant conditions imposed by the state utility regulatory commissions in Colorado, Texas, New Mexico, Wyoming, Oklahoma and Kansas in their respective approvals of the Merger.

PSCo

      The CPUC decision approving the Merger established a five-year performance based regulatory plan and acknowledged that the Merger was in the public interest. The major provisions of the decision include the following, some of which are discussed in other sections of this note:

     - a $6 million annual electric rate reduction, which was instituted October 1, 1996, followed by an additional $12 million annual electric rate reduction effective with the implementation of new gas rates on February 1, 1997;
     - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 and the implementation of a Quality of Service Plan;
     - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, QF capacity and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding; and
     - the replacement of the ECA with an ICA.

      On January 20, 1998, the CPUC approved the recovery of $16 million in merger costs incurred through May 31, 1997, the allocation methodologies of merger costs and the recovery of payments associated with a transmission agreement with a wholesale customer. PSCo will request approval from the CPUC for the merger costs incurred subsequent to May 31, 1997 as part of the electric department earnings test expected to be filed in mid-1998. Merger costs attributable to Colorado electric retail customers will be amortized monthly through December 31, 2001 as part of the electric department earnings test. Merger costs attributable to Colorado gas retail customers were included in the gas rate case approved by the CPUC, discussed below.

SPS

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the
Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

Cheyenne

      The WPSC approved the merger on August 16, 1996. Cheyenne agreed not to file a retail electric rate case for two years after the merger is consummated. Cheyenne expects to file a combined gas and electric rate case with the WPSC in 1999 after the two year moratorium expires.

Rate Cases

PSCo
Retail - Gas

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. A decision from the Denver District Court is expected in the last half of 1998.

Wholesale - FERC

      PSCo filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of OPEB costs under SFAS 106, postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study. On March 29, 1997, the FERC issued an order accepting for filing and suspending certain proposed rate changes. Settlement agreements have been reached with all parties and filed with the FERC, which, results in a slight decrease in rates overall. A final order accepting the settlement agreements, subject to PSCo making certain compliance filings, was received in June 1997. On October 3, 1997, PSCo filed the required compliance filing with the FERC to unbundle the wholesale generation, transmission and ancillary services prices in the wholesale power agreements.

SPS

New Mexico

      On November 17, 1997, the NMPUC issued an order investigating SPS's rates. SPS is required to file a rate case by May 5, 1998. In the order, the NMPUC determined that because of the rapid changes occurring in the electric industry there is a need for the NMPUC to require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers.

Wholesale - FERC

      On December 19, 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case directing the FERC to reconsider SPS's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, the required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge ("ALJ") issued a favorable initial decision that, if approved by the FERC, would result in a substantial revenue recovery for SPS. Negotiated settlements with SPS's partial requirements customers and TNP were approved by the FERC in July 1993 and September 1993, respectively, and SPS received approximately $2.8 million, including interest. In a settlement with SPS's New Mexico rural electric cooperative customers, SPS received approximately $7.0 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, the Golden Spread member cooperatives and Lyntegar Electric Cooperative, have not been achieved. SPS is awaiting a final order from the FERC. SPS cannot reasonably estimate the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve its earnings in the period in which it is resolved.

Cheyenne

      On May 12, 1997, Cheyenne filed an application with the WPSC for an overall annual increase in retail gas revenues of approximately $1.25 million. On September 23, 1997, the WPSC approved an increase in retail gas revenues of approximately $1.19 million with an 11.71% return on equity, effective October 1, 1997.

Electric and Gas Cost Adjustment Mechanisms

PSCo

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its then present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. As of December 31, 1997, PSCo has deferred approximately $0.7 million, as recoverable fuel and energy costs. Management does not believe the cost adjustment mechanism will have a significant impact on the Company's results of operations, financial position or cash flows.

      The CPUC had a docket to review and prescribe a standardized GCA process to determine the prudence of gas commodity and pipeline delivery service costs incurred by gas utilities. Other issues addressed in this docket included whether the GCA should be maintained in its present form, altered or eliminated. The CPUC issued an order on May 7, 1997, which provides for the current GCA to be maintained and the adoption of certain standardized filing and gas purchase reporting requirements. On January 30, 1998, the CPUC issued another Notice of Proposed Rulemaking seeking comments on various customer notice and reporting requirements related to changes in gas costs.

SPS

Texas

      A PUCT substantive rule requires periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT's regulations, SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. SPS will file a reconciliation in 1998 for the generation and fuel management activities of approximately $690 million, for the period from January 1995 through December 1997. At December 31, 1997, SPS had approximately $22.9 million in underrecovered fuel costs associated with the Texas retail jurisdiction. Currently, Texas retail customers are being surcharged for approximately $6.4 million of such underrecovered fuel costs. This surcharge does not include the Thunder Basin judgment discussed below.

      On  May  1,  1995,  SPS  filed  with  the  PUCT  a  petition  for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring SPS to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required SPS to pass through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed SPS to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent of waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and SPS was ordered to flow through 100% of the non-firm off-system sales margin effective with the first billing cycle after the date of the order. Upon appeal by SPS to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. SPS appealed the decision and on January 29, 1998 the Texas Court of Appeals upheld the PUCT decision to disallow fuel costs. SPS is evaluating its alternatives, including filing an appeal to the Supreme Court of Texas.

      SPS was named as a defendant in a case entitled Thunder Basin Coal Co. vs. Southwestern Public Service Co., No. 93-CV304B (D. Wyo.). On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded damages of approximately $18.8 million. SPS appealed the judgment to the Tenth Circuit Court of Appeals and, on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgment. SPS filed a motion for rehearing which was denied. In February 1997, SPS recorded the liability for the judgment including interest and court costs. The amount of approximately $22.3 million was paid in April 1997.

      On September 17, 1996, the FERC issued an order granting SPS conditional approval to collect the FERC jurisdictional portion of the Thunder Basin judgment from wholesale customers. On October 24, 1997, the NMPUC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. On May 1, 1997, SPS filed a request with the PUCT to surcharge undercollected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. In November 1997, the PUCT issued a decision which denied recovery of the judgment through a surcharge, on the grounds that the costs are not classified as fuel costs. In 1997, SPS expensed approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment and recognized an equal amount as deferred revenue in anticipation of future recovery through the fuel reconciliation proceeding.

      SPS believes that recovery of the Thunder Basin costs for the Texas retail jurisdiction will be approved in a fuel reconciliation proceeding in 1998, but cannot predict the ultimate outcome. Under the PUCT regulations, a utility may recover eligible fuel expenses or fuel-related expenses, which result in benefits to customers that exceed the costs that customers would otherwise have to pay. The Thunder Basin costs resulted in total net savings to customers of $8.9 million, of which $4.8 million net savings is attributable to Texas retail jurisdictional customers.

New Mexico

      On October 24, 1997, the NMPUC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective January 1998. This will employ an over/under fuel collection calculation made on a monthly basis. SPS will petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. In addition, on an annual basis SPS files with the NMPUC a report of SPS's fuel and purchase power costs, which will include the current over/under recovery balance and will refund or surcharge the balance. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation. Previously, New Mexico's retail jurisdictional electric rates applied a monthly fuel factor.

Electric Department Earnings Test and Quality of Service Plan

PSCo

      The CPUC's decision on the Merger implemented an electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

         Electric Department         Sharing of Excess Earnings
             Return on Equity      Customers        Shareholders
             ----------------      ---------        ------------
               11-12%               65%              35%
               12-14%               50%              50%
               14-15%               35%              65%
             over 15%              100%               0%

      The CPUC's decision on the Merger also implemented a QSP which provides for bill credits totaling up to $5 million in year one and increasing to $11 million in year five, if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. On October 15, 1997, the CPUC issued an order addressing the implementation of a reward mechanism in the QSP which provides up to $3 million of annual rewards if PSCo achieves certain performance measures relating to electric reliability.

      As of December 31, 1997, PSCo recorded an estimated customer refund obligation of approximately $16.4 million related to the electric department earnings test, net of QSP rewards.

10. Commitments and Contingencies (NCE, PSCo and SPS)

Environmental Issues

      The Company and its subsidiaries are subject to various environmental laws, including regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. The Company and its subsidiaries assess, on an ongoing basis, measures to ensure compliance with laws and regulations related to air and water quality, hazardous materials and hazardous waste compliance and remediation activities.

Environmental Site Cleanup

      As described below, PSCo has been or is currently involved with the clean up of contamination from certain hazardous substances. In all situations, PSCo is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, PSCo intends to pursue recovery from other Potentially Responsible Parties ("PRPs"). To the extent such costs are not recovered, PSCo currently believes it is probable that such costs will be recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense for such unrecoverable amounts.

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado
Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with some of the policies. PSCo plans to appeal the Colorado Court of Appeals decision to the Colorado Supreme Court. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRP's. On December 16, 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis PSCo failed to follow CERCLA guidelines in the cleanup. On January 15, 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals. Furthermore, PSCo expects to recover additional expenditures through the sale of the Barter property.

      PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, complaints were filed by PSCo against all applicable insurance carriers in the Denver

District Court. On June 30, 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. On August 27, 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals. Two carriers were excluded from this proceeding; subsequently, one carrier received approval to be dismissed on the same basis as the other carriers. PSCo intends to pursue recovery from the remaining carrier.

      In addition to these sites, PSCo has identified several other sites where clean up of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, PSCo believes that the resolution of these matters will not have a material adverse effect on PSCo's financial position, results of operations or cash flows. PSCo fully intends to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process.

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo's and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and c) allowances issued by the EPA and purchased from other companies. PSCo and SPS will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $14.4 million for PSCo's Cherokee Unit 1 and 2 and Arapahoe Unit 3. SPS installed two new gas turbines at its Cunningham Station in 1997. The two gas turbine units have undergone performance testing to meet the requirements of the air quality permit. The test results indicated the units may not be in compliance with certain emission limitations. SPS is working with the vendor and the New Mexico Environmental Department to insure compliance with all permit limits.

      PSCo has announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above, but will only do so if the following three conditions are met: 1) the Colorado General Assembly and the CPUC approve recovery of these costs, 2) PSCo obtains flexibility in operating the plants and 3) PSCo is assured the emission reduction plan is sufficient to meet future state requirements for 15 years.

Hayden Steam Electric Generating Station

      On May 21, 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to make certain payments totaling $4.25 million to the U.S. Treasury and other organizations (PSCo's portion was approximately $2.3 million) and install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement which effectively resolved this litigation.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the

Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A settlement conference was held in February 1998. Resolution of this matter may require installation of emission control equipment. Management does not believe that this potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations, or cash flows.

Pepsi Center

      Hazardous substances resulting from manufactured gas plant operations have been identified at the future site of the proposed Pepsi Center, a sports arena to be located in lower downtown Denver. The site owners have approached PSCo, seeking recovery of most of the costs of cleanup of the site. Total estimated soil cleanup costs range from $1-2 million. The estimate does not include potential costs to clean up affected ground water contamination, if any exists. PSCo's insurance carriers have been notified.

Fort St. Vrain

      In 1989, PSCo announced its decision to end nuclear operations at Fort St. Vrain. Defueling of the reactor to the Independent Spent Fuel Storage Installation ("ISFSI") was completed in June 1992. In March 1996, PSCo and the decommissioning contractors announced that the physical decommissioning activities at the facility had been completed. The final site survey was completed in late October 1996. On August 5, 1997, the NRC approved PSCo's request to terminate the Part 50 license. This concluded the decommissioning activities as the facilities and site were released for unrestricted use.

      On  February  9,  1996,  PSCo  and the  DOE  entered  into an  agreement resolving  all the  defueling  issues.  As part of this  agreement,  PSCo  has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay PSCo $16 million for the settlement of claims
associated  with  the  ISFSI,  4)  ISFSI  operating  and  maintenance   costs,
including   licensing   fees  and  other   regulatory   costs,   will  be  the
responsibility of the DOE, and 5) PSCo provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the NRC to transfer the title of the ISFSI. This request is being reviewed by the NRC and PSCo anticipates approval in late-1998.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by PSCo, including legal fees, is to be refunded or credited to customers. At December 31,
1997, a $5.3 million refund to customers has been recorded on the consolidated balance sheet.

      Under the Price-Anderson Act, PSCo remains subject to potential assessments levied in response to any nuclear incidents prior to early 1994. PSCo continues to maintain primary commercial nuclear liability insurance of $100 million for the Fort St. Vrain site and the adjoining ISFSI. PSCo also maintains coverage of $20.4 million to provide property damage and decontamination protection in the event of an accident involving the ISFSI.

Fuel Purchase Requirements

Coal Purchases and Transportation

      PSCo and SPS have in place various long-term contracts for the purchase and transportation of coal (and with respect to SPS, the processing of coal for deliveries to its bunkers) which are used in the generation of electricity. These contracts expire on various dates through 2017 and at December 31, 1997, the total estimated obligations, based on 1997 prices, for PSCo were approximately $849 million, and for SPS were approximately $1.3 billion.

Gas Purchases and Transportation

      PSCo and Cheyenne have long-term contracts for the purchase, firm transportation and storage of natural gas. These contracts, excluding the thirty-year contract with Young Storage which has been accounted for as a capital lease, are primarily used to support distribution of natural gas and the majority of these contracts expire on various dates through 2002. During 1996, PSCo renegotiated contracts with its primary gas pipeline supplier and committed to continue purchasing firm transportation and gas storage services through 2002. At December 31, 1997, PSCo has minimum annual obligations under such contracts of approximately $213 million in 1998 declining thereafter for a total estimated commitment of approximately $409 million. The combined PSCo and Cheyenne minimum annual obligation at December 31, 1997, under such contracts is approximately $216 million in 1998 declining thereafter for a total estimated commitment of approximately $415 million. SPS does not have any long-term contracts with minimum obligations.

Purchased Power

      PSCo, SPS and Cheyenne have entered into agreements with utilities and QFs for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations to various regional power pools.

      PSCo and SPS have various pay-for-performance contracts with QFs having expiration dates through the year 2022. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates and other cost recovery mechanisms. Additionally, the Company's regulated utilities have long-term purchased power contracts with various regional utilities expiring through 2018. In general, these contracts provide for capacity and energy payments which approximate the cost of the sellers. Total capacity and energy payments associated with such contracts for NCE were $477 million, $473 million, and $451 million; for PSCo such payments were $452 million, $453 million and $445 million; and, for SPS such payments were $15 million, $20 million and $6 million in 1997, 1996 and 1995, respectively.

      At December 31, 1997, the estimated future payments for capacity that NCE, PSCo and SPS are obligated to purchase, subject to availability, are as follows (in thousands):

                                                         Regional
                                                QFs     Utilities       Total
                                                ---     ---------       -----

NCE
  1998..............................        $  144,973   $  184,772  $  329,745
  1999..............................           157,741      175,046     332,787
  2000..............................           156,106      163,989     320,095
  2001..............................           154,926      142,302     297,228
  2002..............................           142,629      130,534     273,163
  2003 and thereafter...............         1,248,877    1,137,900   2,386,777
                                             ---------    ---------   ---------
   Total............................        $2,005,252   $1,934,543  $3,939,795
                                            ==========   ==========  ==========

                                                            Regional
                                                   QFs     Utilities       Total
                                                   ---     ---------       -----

PSCo
  1998..............................        $  140,466   $  176,757  $  317,223
  1999..............................           140,852      166,620     307,472
  2000..............................           138,937      155,226     294,163
  2001..............................           137,480      142,301     279,781
  2002..............................           124,878      130,534     255,412
  2003 and thereafter...............           864,510    1,137,901   2,002,411
                                               -------    ---------   ---------
   Total............................        $1,547,123   $1,909,339  $3,456,462
                                            ==========   ==========  ==========

SPS
  1998..............................          $  4,507     $     -     $  4,507
  1999..............................            16,889           -       16,889
  2000..............................            17,169           -       17,169
  2001..............................            17,446           -       17,446
  2002..............................            17,751           -       17,751
  2003 and thereafter...............           384,367           -      384,367
                                               -------                  -------
   Total............................          $458,129     $     -     $458,129
                                              ========     ======      ========

      Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.

System Purchase Option

      SPS and the City of Las Cruces, New Mexico ("the City") entered into a System Purchase Option and Rate Agreement in August 1994, which grants the City the option to sell to SPS the electric utility system serving the City (including distribution, subtransmission and transmission facilities), which the City plans to acquire from El Paso Electric Company ("EPE") by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price which would be paid by SPS would be equal to the amount required to retire all outstanding debt incurred by the City in acquiring the facilities plus the City's reasonable costs in acquiring the facilities. SPS has the right to terminate the agreement if, in SPS's sole discretion, it determines that any proposed condemnation award is excessive or upon the occurrence of certain other events. The agreement also provides that, if the City abandons or dismisses condemnation proceedings as a consequence of SPS's termination of the agreement, SPS will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order. In conjunction with the agreement, the NMPUC has initiated Case 2651 to investigate whether the agreement constitutes a security, or the guarantee of a security, under the New Mexico Public Utility Act. SPS has responded to the Commission's Order to Show Cause and does not believe the agreement to be a security or the guarantee of a security. A hearing was conducted in Case 2651 in July 1997. Post hearing briefs were filed. The hearing examiner's recommendation is expected during 1998.

      EPE requested a declaratory judgment regarding the condemnation stating that it is not a legal condemnation. During the first quarter of 1997, the governor of New Mexico signed and issued legislation regarding municipal condemnations which allows the City to complete its action against EPE. The City has not completed its condemnation as it is awaiting a determination of the stranded costs allocated to the system.

Other
      In connection with an agreement for the sale of electric power, SPS guaranteed certain obligations of a customer totaling $48 million at December 31, 1997. These obligations are related to the construction of certain utility property that, in the event of default by the customer, would revert to SPS. Additionally, the Company has commitments related to the purchase of materials, plant and equipment additions, DSM expenditures and other various items resulting from the normal course of business.

Employee Matters

      Several employee lawsuits have been filed against PSCo involving alleged discrimination or workers' compensation issues which have arisen during the normal course of business. Also, lawsuits have been filed against PSCo alleging breach of certain fiduciary duties to employees. The plaintiffs lawsuits are in various stages of litigation and/or appeal(s), including settlement discussions, with the appropriate state and federal judicial courts. PSCo intends to contest, or is actively contesting, all such lawsuits, and believes the ultimate outcome will not have a material adverse impact on the Company's results of operations, financial position or cash flow.

      During 1996, ninety former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint alleged that PSCo unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to a subsidiary of IBM, effective February 1, 1995. On June 16, 1997, the Denver District Court issued a decision in favor of the former IT&S employees and awarded approximately $1.6 million in severance costs and, in a judgment on October 10, 1997, the former IT&S employees were awarded interest and attorney fees as well, making the total judgment against PSCo $2.1 million. An additional case with 153 former IT&S employees was filed asserting identical claims. Settlement on both cases was achieved in early 1998. During 1997, PSCo accrued related costs, including estimated interest and attorney fees. In early 1998, an additional lawsuit, asserting identical claims, was filed on behalf of 18 former IT&S employees.

      Certain employees terminated as part of PSCo's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of PSCo in 19 cases. A jury entered verdicts adverse to PSCo in two cases which were subsequently appealed by PSCo. On February 6, 1997, the Colorado Court of Appeals issued a decision on all issues in favor of PSCo and on April 3, 1997, the employees appealed the decision of the Colorado Court of Appeals to the Colorado Supreme Court. In October 1997, the Colorado Supreme Court denied the petition for appeal, effectively ending this lawsuit.

      During 1996, complaints were filed by seventeen plaintiffs, allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaints assert that the Company has engaged in a company-wide pattern and practice of sexual discrimination, including sexual harassment and retaliation. During July 1997, the Company resolved all issues related to this matter and accrued all related estimated costs.

Union Contracts

PSCo

      The current Collective Bargaining Agreement is a three year agreement extending from June 1, 1997 through May 31, 2000, with wage increases of 3%, 3% and 3.25% beginning in each year of the agreement 1997, 1998 and 1999 respectively. Approximately 1,082 employees, or 47% of PSCo's total workforce, are represented by the International Brotherhood of Electrical Workers, ("IBEW"), Local 111.

      During 1996, the IBEW, Local 111 filed several grievances before the National Labor Relations Board relating to the employment of certain non-union personnel to perform services for PSCo. A decision has been entered on three of the multiple grievances, with two of those decisions requiring that PSCo pay union wage rates on new construction jobs performed by outside vendors. PSCo had filed suit seeking to reverse one of these decisions and challenging the subcontracting provision of the labor agreement, all of the outstanding subcontracting grievances and both of the existing adverse decisions, as violations of federal law. During 1997, PSCo and the union reached a settlement resolving all issues and PSCo withdrew its previously filed lawsuit.

SPS

      The current Collective Bargaining Agreement is a three-year agreement extending from November 1, 1996 through November 1, 1999, with wage increases of 3% in each year of the agreement. Approximately 850 employees, or 55% of SPS's total workforce, are represented by the IBEW, Local 602.

Leasing Program

      The Company's subsidiaries lease various equipment and facilities used in the normal course of business, some of which are accounted for as capital leases. Expiration of the capital leases range from 1998 to 2025. The net book value of property under capital leases was $44.7 million and $44.4 million for NCE and PSCo, respectively at December 31, 1997, and $49.2 million for NCE and PSCo at December 31, 1996. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments, and are amortized over their actual contract term in accordance with practices allowed by regulators. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

      The majority of the operating leases are under a leasing program that has initial noncancellable terms of one year, while the remaining leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1997, 1996 and 1995 was $36.2 million, $26.9 million and $25.4 million, respectively, for NCE; $31.1 million, $25.0 million and $23.5 million, respectively, for PSCo; and $4.3 million, $3.7 million and $3.9 million, respectively, for SPS. SPS's rental expense for the Transition Period was $1.2 million.

      Estimated future minimum lease payments at December 31, 1997 are as follows (thousands of dollars):

Capital Leases
                                                          NCE        PSCo
                                                          ---        ----
1998 ..............................................    $ 9,505     $ 9,346
1999...............................................      8,050       7,890
2000...............................................      5,137       5,092
2001...............................................      5,035       5,035
2002...............................................      4,820       4,820
All years thereafter...............................     76,358      76,358
                                                        ------      ------
    Total future minimum lease payments                108,905     108,541
    Less amounts representing interest.............     64,158      64,149
                                                        ------      ------
    Present value of net minimum lease payments....    $44,747     $44,392
                                                       =======     =======

Operating Leases
                                              NCE        PSCo         SPS
                                              ---        ----         ---
1998 .................................     $23,036     $19,841     $ 2,426
1999..................................      19,143      16,176       2,389
2000..................................      15,767      13,227       2,284
2001..................................       9,631       7,567       1,944
2002..................................       4,408       4,058         235
All years thereafter.................       18,392      17,899           -
                                            ------      ------         ---
    Total future minimum lease payments    $90,377     $78,768     $ 9,278
                                           =======     =======     =======

      PSCo has in place a leasing program which includes a provision whereby PSCo indemnifies the lessor for all liabilities which might arise from the acquisition, use, or disposition of the leased property.

Year 2000 Costs

      Based on a preliminary analysis, the Company expects to incur costs of approximately $50-65 million over the next two years to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities. The costs recognized by PSCo and SPS are anticipated to be slightly less than two-thirds and one-third, respectively, of the total estimated costs. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

11.  Jointly-Owned Electric Utility Plants (NCE and PSCo)

      The Company's investments in jointly-owned plants (PSCo participation) and its ownership percentages as of December 31, 1997 are:

                                    Plant                Construction
                                     in     Accumulated    Work in
                                   Service Depreciation   Progress   Ownership %
                                   ------- ------------   --------   -----------
                                        (Thousands of Dollars)

   Hayden Unit 1................   $38,452     $30,735     $ 10,867      75.50
   Hayden Unit 2................    58,356      34,204        1,846      37.40
   Hayden Common Facilities.....     4,002         453        7,520      53.10
   Craig Units 1 & 2............    57,662      24,665           47       9.72
   Craig Common Facilities Units
      1 & 2 ....................    10,181       3,164           28       9.72
   Craig Common Facilities Units
      1,2 & 3 ..................     8,780       3,503           19       6.47
   Transmission Facilities,
     Including Substations          79,330      23,402           84   42.0-73.0
                                    ------      ------           --
                                  $256,763    $120,126     $ 20,411
                                  ========    ========     ========

      These assets include approximately 320 Mw of net dependable generating capacity. PSCo is responsible for its proportionate share of operating expenses (reflected in PSCo's and the Company's consolidated statements of income) and construction expenditures. The construction work in progress amounts for Hayden Unit 1, Hayden Unit 2 and Hayden Common Facilities include construction expenditures for installing emission control equipment for these facilities as discussed in Note 10.

12. Employee Benefits (NCE, PSCo and SPS)

Pensions

      The  Company  and  its  subsidiaries  maintain  noncontributory  defined benefit pension plans which cover substantially all employees. As of December 31, 1997, PSCo and SPS have separate employee pension plans. NCS and other NCE affiliates participated in these plans during 1997. Certain new NCE pension plans will be established in 1998.

The net pension expense for these plans in 1997, 1996, 1995 and SPS's transition period was comprised of:

1997                                    NCE         PSCo        SPS
----                                    ---         ----        ---
                                           (Thousands of Dollars)

Service cost.......................   $  18,418    $ 13,360   $ 5,058
Interest cost on projected benefit
  obligation ......................      68,327      48,245    20,082
Actual return on plan assets.......    (189,597)   (102,719)  (86,878)
Amortization of net transition assets
 over 15-17 year periods* .........      (7,238)     (3,674)   (3,564)
Deferral and other items...........     100,192      47,535    52,657
                                        -------      ------    ------
   Net pension expense (benefit)...    $ (9,898)    $ 2,747  $(12,645)
                                       ========     =======  ========

                                                                          SPS
                                                                      Transition
1996                                     NCE        PSCo       SPS      Period
----                                     ---        ----       ---      ------
                                           (Thousands of Dollars)

Service cost.......................    $ 21,226     $14,317  $  6,846  $  2,390
Interest cost on projected benefit
 obligation .......................      66,503      46,497    20,266     7,066
Actual return on plan assets.......    (133,301)    (74,646)  (53,666)  (22,878)
Amortization of net transition assets
 over 15-17 year periods* .........      (7,238)     (3,674)   (3,564)   (1,188)
Deferral and other items...........      59,217      24,362    30,973    14,601
                                         ------      ------    ------    ------
   Net pension expense (benefit)...    $  6,407     $ 6,856  $    855   $    (9)
                                       ========     =======  ========   =======

1995                                     NCE        PSCo       SPS
----                                     ---        ----       ---
                                           (Thousands of Dollars)

Service cost.......................    $ 18,203     $11,659  $  6,606
Interest cost on projected benefit
 obligation .......................      65,574      46,570    19,563
Actual return on plan assets.......    (161,443)   (123,531)  (37,912)
Amortization of net transition assets
 over 15-17 year periods* .........      (7,238)     (3,674)   (3,564)
Deferral and other items...........      91,455      75,521    16,404
                                         ------      ------    ------
   Net pension expense.............    $  6,551      $6,545    $1,097
                                       ========      ======    ======

* PSCo is amortizing its net transition assets over 17 years and SPS is amortizing its net transition assets over 15 years.

                                     1997          1996         1995
                                     ----          ----         ----

                                 PSCo  SPS**     PSCo  SPS*   PSCo  SPS
                                 ----  -----     ----  ----   ----  ---
Significant assumptions:
  Discount rate                  7.75% 7.5/8.0%  7.25% 8.0%   8.75% 8.0%
  Expected long-term increase
  in compensation level          4.25%  6.0/4.5% 4.00% 6.0%   5.00% 6.0%
  Expected weighted average
  long-term rate of return
   on assets                     9.75%  9.75%    9.75% 8.0%   9.75% 8.0%

* The assumptions used in 1996 for SPS were the same assumptions used for the SPS transition period.
** Assumptions used for January to April/May to December 1997 periods.

      Variances between actual experience and assumptions for costs and returns on assets are amortized over the average remaining service lives of employees in the plans.
                                      101

      A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1997 and 1996, is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company's funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.

1997                                             NCE       PSCo       SPS
----                                             ---       ----       ---
                                                 (Thousands of Dollars)
Actuarial present value of benefit obligations:
   Vested..................................  $  853,533  $596,379  $257,154
   Nonvested...............................      14,924     6,155     8,769
                                                 ------     -----     -----
       ....................................     868,457   602,534   265,923
Effect of projected future salary increases     123,516    91,220    32,296
                                                -------    ------    ------
Projected benefit obligation...............     991,973   693,754   298,219

Plan assets at fair value..................  (1,131,270) (699,241) (432,029)
                                             ----------  --------  --------
Excess of plan assets over projected benefit
 obligation ...............................     139,297     5,487   133,810

Unrecognized net gain......................    (111,191)   (2,195) (108,996)
Prior service costs not yet recognized in net
 periodic pension cost ....................      26,476    25,455     1,021
Unrecognized net transition assets being
 recognized over 15-17 year periods .......     (38,108)  (18,369)  (19,739)
                                                -------   -------   -------
Prepaid pension asset......................  $   16,474  $ 10,378  $  6,096
                                             ==========  ========  ========


1996                                             NCE       PSCo       SPS
----                                             ---       ----       ---
                                                 (Thousands of Dollars)
Actuarial present value of benefit obligations:
   Vested..................................  $ 734,168   $514,762   $ 219,406
   Nonvested...............................     39,557     28,689      10,868
                                                ------     ------      ------
       ....................................    773,725    543,451     230,274
Effect of projected future salary increases    145,727     85,216      60,511
                                               -------     ------      ------
Projected benefit obligation...............    919,452    628,667     290,785

Plan assets at fair value..................   (996,085)  (634,967)   (361,118)
                                              --------   --------    --------
Excess of plan assets over projected benefit
 obligation ...............................     76,633      6,300      70,333

Unrecognized net loss (gain)...............    (57,154)     1,110     (58,264)
Prior service costs not yet recognized in net
 periodic pension cost ....................     28,897     27,758       1,139
Unrecognized net transition assets being
 recognized over 15-17 year periods .......    (41,798)   (22,042)    (19,756)
                                               -------    -------     -------
Prepaid pension asset......................  $   6,578   $ 13,126   $  (6,548)
                                             =========   ========   =========

                                              1997        1996
                                              ----        ----
                                          PSCo & SPS  PSCo   SPS
                                          ----------  ----   ---
Significant assumptions:
  Discount rate                              7.0%    7.75%   7.5%
  Expected long-term increase in
   compensation level                        4.0%    4.25%   6.0%

      Additionally, the Company maintains noncontributory defined benefit supplemental retirement income plans (Supplemental Plan) for certain qualifying executive personnel. The Supplemental Plan benefits are paid out of/or funded through the Company's general fund.

Defined Contribution Plans

      The Company and its subsidiaries maintain defined contribution plans which cover substantially all employees. Total contributions to these plans by the Company and its subsidiaries for both 1997 and 1996 totaled approximately $12 million. The contribution for 1995 was approximately $11 million.

Postretirement Benefits Other Than Pensions

      The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. Historically, the Company has recorded the cost of these benefits for these plans on a pay-as-you-go basis. The Company's subsidiaries have adopted SFAS 106 which requires the accrual, during the years that an employee renders service to the Company, of the expected cost of providing these benefits to the employee. The Company is amortizing the transition obligations for these plans over a period of 20 years.

      Effective January 1, 1993, PSCo adopted SFAS 106 based on a level of expense determined in accordance with the CPUC. PSCo has been transitioning to full accrual accounting for OPEB costs between January 1, 1993 and December 31, 1997, consistent with the accounting requirements for rate regulated enterprises. All OPEB costs deferred during the transition period will be amortized on a straight line basis over the subsequent 15 years.

      Additionally certain state agencies, which regulate the Company's utility subsidiaries, have issued guidelines related to the recovery or funding of OPEB costs. SPS is required to fund SFAS 106 costs for Texas and New Mexico collected in rates and PSCo and Cheyenne are required to fund SFAS 106 costs in irrevocable external trusts which are dedicated to the payment of these postretirement benefits.

      The net periodic postretirement benefit cost in 1997, 1996 and 1995 under SFAS 106 was comprised of:

                                               NCE       PSCo       SPS
                                               ---       ----       ---
1997                                          (Thousands of Dollars)

Service cost.............................   $  6,121    $ 4,999    $ 1,030
Interest cost............................     26,537     21,254      4,782
Return on plan assets....................     (9,240)    (6,376)    (2,572)
Curtailment expense......................      3,323          -      3,323
Amortization of net transition obligation
 over a 20 year amortization period and
 deferrals...............................     14,992     12,399      2,283
                                              ------     ------      -----
Net postretirement benefit cost required
 by SFAS 106.............................     41,733     32,276      8,846
OPEB expense recognized in accordance with
 current regulation......................    (36,351)   (26,730)    (9,010)
                                             -------    -------     ------
Increase (decrease) in regulatory asset
 (Note 1)................................      5,382      5,546       (164)
Regulatory asset at beginning of period..     57,641     54,449      3,192
                                              ------     ------      -----
Regulatory asset at end of period........   $ 63,023    $59,995    $ 3,028
                                            ========    =======    =======


                                                                         SPS
                                                                      Transition
                                             NCE      PSCo       SPS    Period
                                             ---      ----       ---    ------
1996                                               (Thousands of Dollars)

Service cost.............................  $ 8,191   $ 6,928   $ 1,266  $   419
Interest cost............................   27,998    22,982     5,109    1,608
Return on plan assets....................   (5,710)   (4,500)   (1,964)     100
Amortization of net transition obligation
 over a 20 year amortization period and
 deferrals...............................   14,775    12,710     3,049       31
                                            ------    ------     -----       --
Net postretirement benefit cost required
 by SFAS 106 ............................   45,254    38,120     7,460    2,158
OPEB expense recognized in accordance with
 current regulation .....................  (37,981)  (31,271)   (6,715)  (2,230)
                                           -------   -------    ------   ------
Increase (decrease) in regulatory asset
 (Note 1)................................    7,273     6,849       745      (72)
Regulatory asset at beginning of period..   50,368    47,600     2,519    3,264
                                            ------    ------     -----    -----
Regulatory asset at end of period........  $57,641   $54,449   $ 3,264   $3,192
                                           =======   =======   =======   ======

                                              NCE        PSCo     SPS
                                              ---        ----     ---
1995                                          (Thousands of Dollars)
Service cost..............................  $ 7,240   $ 6,027   $ 1,213
Interest cost.............................   29,604    24,761     4,843
Return on plan assets.....................   (3,301)   (2,578)     (723)
Amortization of net transition obligation
 over a 20 year amortization period and
 deferrals................................   15,186    12,710     2,476
                                             ------    ------     -----
Net postretirement benefit cost required
 by SFAS 106..............................   48,729    40,920     7,809
OPEB expense recognized in accordance with
 current regulation ......................  (37,933)  (30,893)   (7,040)
                                            -------   -------    ------
Increase in regulatory asset (Note 1).....   10,796    10,027       769
Regulatory asset at beginning of period...   39,323    37,573     1,750
                                             ------    ------     -----
Regulatory asset at end of period.........  $50,119   $47,600    $2,519
                                            =======   =======    ======

                                     1997             1996          1995
                                     ----             ----          ----
                                 PSCo     SPS**   PSCo    SPS*  PSCo     SPS
                                 ----     -----   ----    ----  ----     ---
Significant assumptions:
  Discount rate                  7.75%   7.5/8.0% 7.25%   8.0%   8.75%   8.0%
  Expected long-term increase
   in compensation level         4.00%   6.0/4.5% 4.00%   6.0%   5.00%   6.0%
  Expected weighted average
   long-term rate of return
   on assets                     9.75%    9.75%    9.75%   8.0%   9.75%   8.0%

* The assumptions used in 1996 for SPS were the same assumptions used for the SPS transition period.
** Assumptions used for January to April/May to December 1997 periods.

      A comparison of the actuarially computed benefit obligations and plan assets for 1997 and 1996 is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

                                                 NCE     PSCo     SPS
                                                 ---     ----     ---
1997                                          (Thousands of Dollars)
Accumulated postretirement benefit obligation:
   Retirees and eligible beneficiaries.      $ 163,730  $ 122,945  $ 37,066
   Other fully eligible plan participants      103,593    100,371       458
   Other active plan participants......        109,362     88,761    17,934
                                               -------     ------    ------
       Total...........................        376,685    312,077    55,458
Plan assets at fair value .............       (112,324)   (80,480)  (27,517)
                                              --------    -------   -------
Accumulated benefit obligation in excess
 of plan assets .......................        264,361    231,597    27,941
Unrecognized net gain..................         26,079     13,087    12,457
Unrecognized transition obligations over
  a 20 year amortization period .......       (227,724)  (185,989)  (36,598)
                                              --------   --------   -------
Accrued postretirement benefit obligation   $   62,716  $  58,695  $  3,800
                                            ==========  =========  ========

                                                 NCE     PSCo       SPS
                                                 ---     ----       ---
1996                                          (Thousands of Dollars)
Accumulated postretirement benefit obligation:
   Retirees and eligible beneficiaries.      $148,460  $ 110,692  $ 37,768
   Other fully eligible plan participants      84,439     81,676     2,763
   Other active plan participants......       117,456     90,559    26,897
                                              -------     ------    ------
       Total...........................       350,355    282,927    67,428
Plan assets at fair value .............       (88,673)   (63,744)  (24,929)
                                              -------    -------   -------
Accumulated benefit obligation in excess
 of plan assets .......................       261,682    219,183    42,499
Unrecognized net gain .................        44,794     39,847     4,947
Unrecognized transition obligations over
 a 20 year amortization period ........      (247,925)  (203,353)  (44,572)
                                             --------   --------   -------
Accrued postretirement benefit obligation   $  58,551  $  55,677  $  2,874
                                            =========  =========  ========

                                            1997            1996
                                            ----            ----
                                          PSCo & SPS   PSCo       SPS
                                          ----------   ----       ---
Significant assumptions:
  Discount rate                              7.0%       7.75%     7.5%
  Expected long-term increase in
   compensation level                        4.0%        4.0%     6.0%

      The assumed health care cost trend rate for 1998 is 8.5%, decreasing to 4.5% in 2006 in 0.5% annual increments. A 1% increase in the assumed health care cost trend rate will increase the estimated total accumulated benefit obligation for PSCo by $37.0 million and for SPS by $7.1 million, and the service and interest cost components of net periodic postretirement benefit costs for PSCo by $5.0 million and SPS by $0.8 million.

Postemployment Benefits

      In 1994, the Company and its regulated subsidiaries adopted SFAS 112, which establishes the accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). At December 31, 1997, the Company has recorded a $28.0 million liability on the consolidated balance sheet, using an assumed discount rate of 7.0%. These costs have historically been recorded on a pay-as-you-go basis. Regulatory assets were recorded upon the adoption of SFAS 112 in anticipation of obtaining future rate recovery of these costs recorded. PSCo filed a FERC rate case in December 1995 and a retail gas rate case in June 1996 which included requests for recovery of all electric wholesale and gas retail jurisdictional SFAS 112 costs. A final order approving the FERC settlement agreement, which includes the recovery of SFAS 112 costs, was received in June 1997. In the 1996 PSCo gas rate case, the CPUC denied PSCo's request to amortize the approximately $8.9 million regulatory asset (gas jurisdictional portion) recognized upon the adoption of SFAS 112. PSCo has appealed to the Denver District Court the decision related to this issue and is assessing the impact of this decision on the future recovery of PSCo's electric jurisdictional portion (see Note 1. Summary of Significant Accounting Policies - Regulatory Assets and Liabilities). Management believes it is probable that the Company will receive the other required regulatory approvals to recover these costs in the future.

Incentive Compensation

      The Company and its subsidiaries have Incentive Compensation Plans ("Incentive Plans") which provide for annual and long-term incentive awards for key employees. Approximately 5 million shares of common stock have been authorized for these Incentive Plans for the issuance of restricted shares and/or stock options, with certain vesting and/or exercise requirements. The Company recognizes compensation expense for restricted stock awards based on the fair value of the Company's common stock on the date of grant, consistent with SFAS 123. Cash, restricted stock and stock option awards were made under these plans during 1997, 1996 and 1995.

      The Company applies APB Opinion No. 25 in accounting for its stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options equals the fair-market value of the Company's common stock at the date of grant. Assuming compensation cost for the Company, PSCo and SPS had been determined consistent with SFAS 123 using the fair-value based method, the Company's net income would have been reduced by approximately $2.8 million in 1997, which would have reduced earnings per share by approximately $0.03. The net income would have been reduced by an insignificant amount with no impact on earnings per share for 1996 and 1995.

SFAS 123's method of accounting for stock-based compensation plans has not been applied to options granted prior to January 1, 1995 and as a result the pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock options at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:


                                         NCE*                     PSCo                      SPS
                                         ----                     ----                      ---
                                            Weighted-                  Weighted-                  Weighted-
                                            Average                    Average                    Average
                                   Shares   Exercise Price  Shares     Exercise Price   Shares    Exercise Price
                                   ------   --------------  ------     --------------   ------    --------------
1997
Outstanding at beginning of year    477,783    $31.46        441,227     $31.38          38,480      $30.80
Granted                           1,690,147     43.32         62,100      39.00           2,147       37.24
Exercised                            78,647     30.34         40,404      29.57           3,666       30.81
Forfeited                             3,651     33.41          3,651      33.41               -           -
Converted to NCE options at
Merger date                               -         -        459,272      32.56          36,961       32.70
                                        ---                  -------                     ------
Outstanding at end of year        2,085,632     41.10              -          -               -           -
                                  =========                      ===                        ===
Exercisable at end of year          431,071     32.66              -          -               -           -
                                  =========                      ===                        ===

Weighted-average fair value
              of options granted               $ 5.45                    $ 4.23                      $ 3.70

1996
Outstanding at beginning of year    407,117    $29.78        347,931     $29.33          62,301      $30.78
Granted                             158,270     35.13        158,270      35.13               -           -
Exercised                            74,303     30.87         51,673      30.21          21,647       30.76
Forfeited                            13,301     32.48         13,301      32.84               -           -
                                     ------                   ------                        ---
Outstanding at year of year         477,783     31.46        441,227      31.38          40,654       30.79
                                    =======                  =======                     ======
Exercisable at end of year          158,970     29.05        158,970      29.05               -           -
                                    =======                  =======                        ===

Weighted-average fair value
              of options granted               $ 4.31                     $4.31                      $    -

1995
Outstanding at beginning of year    262,932    $29.52        195,744     $28.53           70,724     $30.79
Granted                             161,000     30.29        161,000      30.29                -          -
Exercised                             5,685     32.38            267      29.00            5,703      30.92
Forfeited                            11,130     29.93          8,546      29.17            2,720      30.81
                                     ------                    -----                       -----
Outstanding at year of year         407,117     29.78        347,931      29.33           62,301      30.78
                                    =======                  =======                      ======
Exercisable at end of year          134,809     28.88        125,931      28.52            9,345      32.34
                                    =======                  =======                       =====

Weighted-average fair value
              of options granted               $ 5.39                    $ 5.39                      $    -

SPS Transition Period
Outstanding at beginning of year                                                          40,654     $30.79
Granted                                                                                        -          -
Exercised                                                                                  2,174      30.69
Forfeited                                                                                      -          -
                                                                                             ---
Outstanding at year of year                                                               38,480      30.80
                                                                                          ======
Exercisable at end of year                                                                     -
                                                                                             ---

* Amounts reflect the conversion of SPS and PSCo stock options to NCE stock options.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:
                                                               1997     1996
                                                               ----     ----
Expected  option life..................................     10 years  10 years
Stock volatility.......................................        13.3%    11.95%
Risk-free interest rate................................        6.15%     6.21%
Dividend yield.........................................         5.4%      5.8%

Additionally, PSCo and SPS have other plans which provide for cash awards to all employees based on the achievement of corporate goals, of which certain goals were met in each of the last three years. The expenses accrued under the incentive programs totaled approximately $4.2 million in 1997, $10.9 million in 1996 and $9.1 million in 1995.

     In accordance with the terms of the Company's Incentive Plans, certain unexercisable stock options, restricted stock awards and dividend equivalents became exercisable or vested on the effective date of the Merger. The NCE Omnibus Incentive Plan, which was adopted in 1997, contains a change in control provision under which all stock-based awards, such as options and restricted shares, will vest 100% and all cash-based awards will be paid out immediately in cash as if the performance objectives have been achieved through the effective date of the change in control.

13.  Income Taxes (NCE, PSCo and SPS)

      The provisions for income taxes for NCE and PSCo for the years ended December 31, 1997, 1996 and 1995, and for SPS for the years ended December 31, 1997, August 31, 1996 and 1995 and for the four months ended December 31, 1996 and 1995 consist of the following (in thousands):

            1997                                NCE          PSCo        SPS
                                                ---          ----        ---
Current income taxes:
   Federal..........................         $ 82,337     $55,041     $43,401
   State............................            4,872       3,601       2,057
                                                -----       -----       -----
Total current income taxes..........           87,209      58,642      45,458
                                               ------      ------      ------
Deferred income taxes:
   Federal..........................           45,537      31,548       3,045
   State............................            6,674       5,842         542
                                                -----       -----         ---
   Total deferred income taxes......           52,211      37,390       3,587
                                               ------      ------       -----

Investment tax credits - net........           (5,501)     (5,219)       (250)
                                               ------      ------        ----

Total provision for income taxes....         $133,919     $90,813     $48,795
                                             ========     =======     =======

            1996                                NCE          PSCo        SPS
                                                ---          ----        ---
Current income taxes:
   Federal..........................         $ 79,365     $41,737     $46,435
   State............................            2,832         951       2,689
                                                -----         ---       -----
     Total current income taxes.....           82,197      42,688      49,124
                                               ------      ------      ------
Deferred income taxes:
   Federal..........................           70,964      53,612      15,776
   State............................            7,998       7,287         647
                                                -----       -----         ---
   Total deferred income taxes......           78,962      60,899      16,423
                                               ------      ------      ------

Investment tax credits - net........           (7,506)     (7,256)       (250)
                                               ------      ------        ----

Total provision for income taxes....         $153,653     $96,331     $65,297
                                             ========     =======     =======

            1995                                NCE          PSCo        SPS
                                                ---          ----        ---
Current income taxes:
   Federal..........................         $115,025     $58,728     $56,297
   State............................            4,691       2,807       1,884
                                                -----       -----       -----
     Total current income taxes.....          119,716      61,535      58,181
                                              -------      ------      ------
Deferred income taxes:
   Federal..........................           47,327      38,006       9,321
   State............................            1,560       1,164         396
                                                -----       -----         ---
   Total deferred income taxes......           48,887      39,170       9,717
                                               ------      ------       -----

Investment tax credits - net........           (5,598)     (5,348)       (250)
                                               ------      ------        ----

Total provision for income taxes....         $163,005     $95,357     $67,648
                                             ========     =======     =======

                                          Four Months Ending December 31,
                                          -------------------------------
            SPS - Transition Period           1996           1995
                                              ----           ----
                                                          (unaudited)
Current income taxes:
   Federal..........................      $  5,991        $14,799
   State............................           190            998
                                               ---            ---
     Total current income taxes.....         6,181         15,797
                                             -----         ------
Deferred income taxes:
   Federal..........................         4,697          3,117
   State............................           192            132
                                               ---            ---
   Total deferred income taxes......         4,889          3,249
                                             -----          -----

Investment tax credits - net........           (83)           (83)
                                               ---            ---

Total provision for income taxes....      $ 10,987        $18,963
                                          ========        =======

      A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows (in thousands):

            1997
                                        NCE             PSCo              SPS
                                        ---             ----              ---
Tax computed at U.S. statutory rate on
   pre-tax accounting income...    $142,506   35.0%  $103,199  35.0%   $43,529   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........      (2,220)  (0.6)    (2,222) (0.8)        (2)     -
  Amortization of investment tax
   credits ....................      (5,501)  (1.4)    (5,219) (1.8)      (250)  (0.2)
   State income taxes, net of
   Federal income tax  benefit        6,617    1.6      5,250   1.8      1,689    1.4
  Cash surrender value of life
   insurance policies..........     (12,952)  (3.2)   (12,876) (4.4)       (76)  (0.1)
  Amortization of prior flow-
   through amounts ............      10,509    2.6     10,483   3.6          -      -
  Merger related costs -
   non-deductible .............       8,274    2.0      4,921   1.7      3,352    2.7
  Foreign tax credit...........      (7,043)  (1.7)    (7,043) (2.4)         -      -
  Other-net....................      (6,271)  (1.4)    (5,680) (1.9)       553    0.4
                                     ------   ----     ------  ----        ---    ---
   Total income taxes..........    $133,919   32.9%  $ 90,813  30.8%   $48,795   39.2%
                                   ========   ====   ========  ====    =======   ====
            1996
                                        NCE           PSCo              SPS
                                        ---           ----              ---
Tax computed at U.S. statutory
  rate on pre-tax accounting
  income .......................   $153,287   35.0%  $100,337  35.0%   $59,874   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........      (1,685)  (0.3)    (1,438) (0.5)      (248)  (0.1)
Amortization of investment tax
  credits .....................      (7,506)  (1.7)    (7,256) (2.5)      (250)  (0.1)
   State income taxes, net of
   Federal income tax benefit         6,579    1.5      5,356   1.9      1,748    0.9
  Cash surrender value of life
   insurance policies..........     (11,265)  (2.6)   (11,265) (3.9)       (76)     -
  Amortization of prior flow-
   through amounts ............      10,509    2.4     10,509   3.6          -      -
  Merger related costs -
   non-deductible .............       4,258    1.0      2,574   0.9      2,006    1.2
  Other-net....................        (524)  (0.2)    (2,486) (0.9)     2,243    1.3
                                       ----   ----     ------  ----      -----    ---
   Total income taxes..........    $153,653   35.1%  $ 96,331  33.6%   $65,297   38.2%
                                   ========   ====   ========  ====    =======   ====
            1995
                                        NCE           PSCo              SPS
Tax computed at U.S. statutory
  rate on pre-tax accounting
  income ......................    $161,469   35.0%  $ 95,975  35.0%   $65,494   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........      (2,817)  (0.6)    (2,495) (0.9)      (322)  (0.2)
  Amortization of investment tax
   credits ....................      (5,598)  (1.2)    (5,348) (1.9)      (250)  (0.1)
  State income taxes, net of
  Federal income tax benefit ..        3,806   0.8      2,581   0.9      1,225    0.7
  Cash surrender value of life
   insurance policies..........       (9,546) (2.1)    (9,546) (3.5)       (76)     -
  Amortization of prior flow-
   through amounts ............       10,509   2.3     10,509   3.8          -      -
  Merger related costs -
   non-deductible .............        2,225   0.5      1,414   0.5        170    0.1
  Other-net....................        2,957   0.7      2,267   0.9      1,407    0.7
                                       -----   ---      -----   ---      -----    ---
   Total income taxes..........     $163,005  35.4%  $ 95,357  34.8%   $67,648   36.2%
                                    ========  ====   ========  ====    =======   ====

            SPS Transition Period      Four Months Ending December 31,
                                       -------------------------------
                                            1996           1995
                                            ----           ----
                                                        (unaudited)
Tax computed at U.S. statutory rate on
   pre-tax accounting income...        $10,544  35.0%  $17,468   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........           (144) (0.5)     (180)  (0.4)
  Amortization of investment tax
   credits ....................            (83) (0.3)      (83)  (0.2)
  State income taxes, net of
  Federal income tax benefit               123   0.4       649    1.3
  Merger related costs -
   non-deductible .............            488   1.6       620    1.2
  Other-net....................             59   0.3       489    1.1
                                            --   ---       ---    ---
   Total income taxes..........        $10,987  36.5%  $18,963   38.0%
                                       =======  ====   =======   ====

      The Company and its regulated subsidiaries have historically provided for deferred income taxes to the extent allowed by their regulatory agencies whereby deferred taxes were not provided on all differences between financial statement and taxable income (the flow-through method). At December 31, 1997, PSCo and SPS are fully normalized for FERC jurisdictional purposes. For state jurisdictional purposes, PSCo is fully normalized in Colorado and Wyoming and SPS is fully normalized in Texas and Oklahoma. SPS is fully normalized to the extent allowed by its regulators in New Mexico and Kansas, with flow-through treatment of certain temporary differences. To give effect to temporary differences for which deferred taxes were not previously required to be provided, a regulatory asset was recognized. The regulatory asset represents temporary differences primarily associated with prior flow-through amounts and the equity component of allowance for funds used during construction, net of temporary differences related to unamortized investment tax credits and excess deferred income taxes that have resulted from historical reductions in tax rates (see Note 1).

      The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (in thousands):

            1997                                NCE          PSCo       SPS
                                                ---          ----       ---
Deferred income tax liabilities:
  Accelerated depreciation and amortization  $ 724,879    $432,453    $278,566
  Plant basis differences (prior
    flow-through) ..................           173,523     118,332      54,384
  Allowance for equity funds used
    during construction ............            77,925      46,715      31,103
  Pensions..........................            31,832      33,105      (1,693)
  Other.............................           116,912      75,143      39,424
                                               -------      ------      ------
   Total............................         1,125,071     705,748     401,784
Deferred income tax assets:
  Investment tax credits............            65,111      61,333       3,065
  Contributions in aid of construction          72,424      69,560       2,172
  Other.............................            37,804      20,737      13,360
                                                ------      ------      ------
   Total............................           175,339     151,630      18,597
                                               -------     -------      ------
Net deferred income tax liability...         $ 949,732    $554,118    $383,187
                                             =========    ========    ========

            1996                                NCE           PSCo       SPS
                                                ---           ----       ---
Deferred income tax liabilities:
  Accelerated depreciation and
    amortization ...................         $ 685,244    $412,047    $273,197
  Plant basis differences (prior
    flow-through) ..................           188,120     132,149      55,971
  Allowance for equity funds used
    during construction ............            81,559      48,952      32,607
  Pensions..........................            40,075      38,790       1,285
  Other.............................            99,164      68,940      30,224
                                                ------      ------      ------
   Total............................         1,094,162     700,878     393,284
Deferred income tax assets:
  Investment tax credits............           68,484       65,278       3,206
  Contributions in aid of construction         65,489       63,317       2,172
  Other.............................           45,692       28,641      17,051
                                               ------       ------      ------
   Total............................          179,665      157,236      22,429
                                              -------      -------      ------
Net deferred income tax liability...         $914,497     $543,642    $370,855
                                             ========     ========    ========

      As of December 31, 1997, the consolidated group does not have any cumulative Federal or state tax credits which have not been realized. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future.

14. Segments of Business (NCE and PSCo)

NCE
               1997                   Electric      Gas      Other       Total
                                      --------      ---      -----       -----
                                                 (Thousands of Dollars)

Operating revenues.................. $2,473,359  $ 816,596  $ 52,570 $3,342,525
                                     ----------  ---------  -------- ----------
Operating expenses, excluding
  depreciation and amortization.....  1,740,338    705,984    23,900  2,470,222
Depreciation and amortization.......    193,970     42,760     6,348    243,078
                                        -------     ------     -----    -------
  Total operating expenses..........  1,934,308    748,744    30,248  2,713,300
                                      ---------    -------    ------  ---------
Operating income....................    539,051     67,852    22,322    629,225
                                        =======     ======    ======    =======
Plant construction expenditures*....    365,366    107,008     3,123    475,497
                                        =======    =======     =====    =======

Identifiable assets:
  Property, plant and equipment*....  4,585,582    872,056    75,738  5,533,376
  Materials and supplies............     61,950      5,129     1,332     68,411
  Fuel inventory....................     23,017          -       145     23,162
  Gas in underground storage........          -     47,394         -     47,394
  Other corporate assets............                                  1,637,938
                                                                      ---------
                                                                     $7,310,281
                                                                     ==========
                       1996

Operating revenues.................. $2,416,539    $640,497 $ 39,998 $3,097,034
                                     ----------    -------- -------- ----------
Operating expenses, excluding
 depreciation and amortization......  1,651,960     549,223   35,403  2,236,586
Depreciation and amortization.......    182,665      35,735    6,465    224,865
                                        -------      ------    -----    -------
  Total operating expenses..........  1,834,625     584,958   41,868  2,461,451
                                      ---------     -------   ------  ---------
Operating income (loss).............    581,914      55,539   (1,870)   635,583
                                        =======      ======   ======    =======
Plant construction expenditures*....    356,464      96,842    1,662    454,968
                                        =======      ======    =====    =======

Identifiable assets:
  Property, plant and equipment*....  4,400,189     805,372   83,522  5,289,083
  Materials and supplies............     58,122       7,325    1,301     66,748
  Fuel inventory....................     26,914           -      145     27,059
  Gas in underground storage........          -      42,826        -     42,826
  Other corporate assets............                                  1,191,726
                                                                      ---------
                                                                     $6,617,442
                                                                     ==========

                1995

Operating revenues.................. $2,283,179    $624,585  $54,444 $2,962,208
                                     ----------    --------  ------- ----------
Operating expenses, excluding
 depreciation and amortization .....  1,548,581     538,620   52,479  2,139,680
Depreciation and amortization.......    170,566      29,901    5,117    205,584
                                        -------      ------    -----    -------
  Total operating expenses..........  1,719,147     568,521   57,596  2,345,264
                                      ---------     -------   ------  ---------
Operating income (loss).............    564,032      56,064   (3,152)   616,944
                                        =======      ======   ======    =======
Plant construction expenditures*....    289,701      86,482    4,224    380,407
                                        =======      ======    =====    =======

Identifiable assets:
 Property, plant and equipment*.....  4,188,491     777,420   89,597  5,055,508
  Materials and supplies............     65,700       8,886    1,241     75,827
  Fuel inventory....................     37,854           -      145     37,999
  Gas in underground storage........          -      44,900        -     44,900
  Other corporate assets............                                  1,046,560
                                                                      ---------
                                                                     $6,260,794
                                                                     ==========

* Net of accumulated depreciation and includes allocation of common utility property.
                                      111

PSCo
               1997                   Electric      Gas      Other       Total
                                      --------      ---      -----       -----
                                                 (Thousands of Dollars)

Operating revenues.................. $1,485,196  $ 733,091  $ 11,356 $2,229,643
                                     ----------  ---------  -------- ----------
Operating expenses, excluding
 depreciation and amortization
  and income taxes..................  1,017,108    609,004     6,914  1,633,026
Depreciation and amortization.......    125,456     40,929     2,066    168,451
                                        -------     ------     -----    -------
  Total operating expenses*.........  1,142,564    649,933     8,980  1,801,477
                                      ---------    -------     -----  ---------
Operating income*...................    342,632     83,158     2,376    428,166
                                        =======     ======     =====    =======
Plant construction expenditures**...    246,072    104,876     1,325    352,273
                                        =======    =======     =====    =======
Identifiable assets:
  Property, plant and equipment**...  2,828,792    841,238    54,830  3,724,860
  Materials and supplies............     44,937      3,089         4     48,030
  Fuel inventory....................     20,717          -       145     20,862
  Gas in underground storage........          -     46,576         -     46,576
  Other corporate assets............                                  1,154,405
                                                                      ---------
                                                                     $4,994,733
                                                                     ==========
                       1996

Operating revenues.................. $1,488,990   $640,497  $ 7,951  $2,137,438
                                     ----------   --------  -------  ----------
Operating expenses, excluding
 depreciation and amortization
  and income taxes..................  1,006,904    549,223     5,813  1,561,940
Depreciation and amortization.......    116,801     35,735     2,095    154,631
                                        -------     ------     -----    -------
  Total operating expenses*.........  1,123,705    584,958     7,908  1,716,571
                                      ---------    -------     -----  ---------
Operating income*...................    365,285     55,539        43    420,867
                                        =======     ======        ==    =======
Plant construction expenditures**...    223,395     96,842       925    321,162
                                        =======     ======       ===    =======

Identifiable assets:
  Property, plant and equipment**...  2,733,699    805,372    59,824  3,598,895
  Materials and supplies............     41,418      7,325       229     48,972
  Fuel inventory....................     24,594          -       145     24,739
  Gas in underground storage........          -     42,826         -     42,826
  Other corporate assets............                                    857,216
                                                                        -------
                                                                     $4,572,648
                                                                     ==========
                1995

Operating revenues.................. $1,449,096   $624,585   $ 7,010 $2,080,691
                                     ----------   --------   ------- ----------
Operating expenses, excluding
  depreciation and amortization
  and income tax....................  1,002,381    538,620     7,046  1,548,047
Depreciation and amortization.......    109,498     29,901     1,981    141,380
                                        -------     ------     -----    -------
  Total operating expenses*.........  1,111,879    568,521     9,027  1,689,427
                                      ---------    -------     -----  ---------
Operating income*...................    337,217     56,064    (2,017)   391,264
                                        =======     ======    ======    =======
Plant construction expenditures**...    198,341     86,482       693    285,516
                                        =======     ======       ===    =======

Identifiable assets:
 Property, plant and equipment**....  2,645,045    777,420    58,247  3,480,712
  Materials and supplies............     47,636      8,886         3     56,525
  Fuel inventory....................     35,509          -       145     35,654
  Gas in underground storage........          -     44,900         -     44,900
  Other corporate assets............                                    733,998
                                                                        -------
                                                                     $4,351,789
                                                                     ==========

*  Before income taxes.
** Net of accumulated  depreciation and includes  allocation of common utility property.
                                      112

15.  Transactions With Affiliates (PSCo and SPS)

      PSCo and SPS receive various administrative, management, environmental and other support services from NCS, which began operations on May 1, 1997 and construction services from UE. In addition, PSCo and SPS pay interest expense on any short-term borrowings from NCE. Dividends on common stock declared by PSCo and SPS are paid to NCE. SPS receives interest income from NC Enterprises on the note receivable related to the sale of Quixx and UE as part of the Merger. The table below contains the various significant affiliate transactions among the companies and related parties (in thousands of dollars).

                                  PSCo         SPS
                                  ----         ---
                                        1997

Operating expenses             $125,030     $40,149
Interest income                       -       3,618
Dividends paid to NCE            76,093      45,092
Interest expenses                   156         747

There were no significant related party transactions for the years ended December 31, 1996 and 1995.

16.  Quarterly Financial Data (Unaudited) (NCE, PSCo and SPS)

      The following summarized quarterly information for 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve-month period due to seasonal and other factors (in thousands, except per share data).

NCE                                                  Three Months ended
                                                     ------------------
                1997                     March 31   June 30   September 30  December 31
                ----                     --------   -------   ------------  -----------

Operating revenues....................   $898,955  $784,658    $ 804,154     $854,758
Operating income .....................    139,289   124,750      130,135      235,051
Net income (loss).....................     78,156    34,045      (47,225)      85,946
Basic and diluted earnings per share of
 common stock outstanding:
  Income before extraordinary
   item (loss) .......................      $0.75     $0.32        $ 0.61       $0.82
  Extraordinary item..................          -         -         (1.06)          -
  Net income (loss)...................      $0.75     $0.32        $(0.45)      $0.82

                1996
                ----
Operating revenues....................   $838,931  $733,121    $ 739,406     $819,524
Operating income .....................    135,289   114,772      135,251      130,566
Net income............................     76,218    59,452       76,547       60,124
Basic and diluted earnings per share of
 common stock outstanding:
  Net income..........................      $0.74     $0.58        $0.74        $0.58

PSCo                                                 Three Months ended
                1997                     March 31   June 30   September 30  December 31
                ----                     --------   -------   ------------  -----------

Operating revenues....................   $677,660  $542,677    $ 477,264     $532,042
Operating income .....................    104,818    83,022       81,054       68,459
Net income (loss).....................     62,881    30,607      (73,085)      73,074

                1996
                ----
Operating revenues....................   $622,917  $484,787    $ 476,861     $586,821
Operating income......................    104,846    73,286       88,222       92,130
Net income............................     64,429    34,537       39,256       52,124


SPS                                                  Three Months ended
                1997                     March 31   June 30   September 30  December 31
                ----                     --------   -------   ------------  -----------

Operating revenues..................     $221,295   $243,221   $ 284,156     $230,611
Operating income ...................       34,471     39,656      53,051       32,103
Net income..........................       18,218      6,380 (2)  31,111       19,866

                                            Three                Month
                                         Months Ended            Ended
              1996 Transition Period       Nov. 30              Dec. 31
              ----------------------       -------              -------

Operating revenues..................      $214,381             $ 81,198
Operating income....................        34,711               12,481
Net income (loss)...................        21,470               (2,332)(3)

                                                     Three Months ended
                1996                     Nov. 31, 95 Feb. 29, 96  May 31, 96  Aug. 31, 96
                ----                     ----------- -----------  ----------  -----------

Operating revenues..................     $200,957    $203,785     $225,029    $269,626
Operating income....................       33,238      28,801       31,980      56,647
Net income..........................       23,168      18,081       19,878      44,646 (4)

(1)  Includes the effect of the UK Windfall Tax recognized in the third quarter 1997.
(2)  Includes the write-off of Quixx's & UE's investment in the Carolina Energy Project.
(3)  Includes the write-off of Quixx's investment in the BCH Energy Project.
(4)  Includes the sale of water rights by Quixx.

                                                                   SCHEDULE II
                          NEW CENTURY ENERGIES, INC.
                               AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1997, 1996 and 1995

                                                  Additions
                                                  ---------
                                  Balance at  Charged   Charged to   Deductions    Balance
                                   beginning     to       other        from         at end
                                   of period  income    accounts(1)  reserves(2)   of year
                                   ---------  ------    -----------  -----------   -------
NCE                                             (Thousands of Dollars)
Reserve deducted from related
 assets:
  Provision for uncollectible
   accounts:

   1997.......................      $6,623    $5,854      $  79        $ 7,201      $5,355
                                    ======    ======      =====        =======      ======

   1996.......................      $6,218    $7,283      $ 453        $ 7,331      $6,623
                                    ======    ======      =====        =======      ======

   1995 (3)...................      $5,381    $8,431      $ (40)       $ 7,648      $6,124
                                    ======    ======      =====        =======      ======


PSCo

Reserve deducted from related assets:
  Provision for uncollectible accounts:

   1997.......................      $4,049    $5,193      $(500)       $ 6,470      $2,272
                                    ======    ======      =====        =======      ======

   1996.......................      $3,630    $6,741      $ 477        $ 6,799      $4,049
                                    ======    ======      =====        =======      ======

   1995.......................      $3,173    $7,815      $   4        $ 7,362      $3,630
                                    ======    ======      =====        =======      ======


SPS

Reserve deducted from related assets:
  Provision for uncollectible accounts:

   1997.......................      $2,574    $  661      $ (62)       $   731      $2,442
                                    ======    ======      =====        =======      ======

   1996 (September 1996 through
         December 1996) ......      $2,669    $  223      $ (13)       $   305      $2,574
                                    ======    ======      =====        =======      ======

   1996 (4)...................      $2,494    $  535      $  (9)       $   351      $2,669
                                    ======    ======      =====        =======      ======

   1995 (4)...................      $2,208    $  616      $ (44)       $   286      $2,494
                                    ======    ======      =====        =======      ======

   ---------------------------------------

(1) Uncollectible accounts subsequently recovered, transfers from customers' deposits, etc., and the transfer of certain subsidiaries' balances of $571,620 for
    PSCo and $69,320 for SPS in 1997.
(2)  Uncollectible accounts written off or transferred to other parties.
(3)  Information for PSCo includes January 1995 through December 1995 and for SPS includes
     September 1994 through August 1995.
(4)  Information reflects fiscal years ended August 31, 1996 and 1995.


                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)


                                                 Year Ended December 31,
                                                 -----------------------
                                         1997       1996       1995       1994     1993
                                         ----       ----       ----       ----     ----
                                         (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt.......    $ 114,460 $  92,205   $ 85,832  $ 89,005  $ 98,089
   Interest on borrowings against
     COLI contracts ................       46,082    40,160     34,717    29,786    25,333
   Other interest...................       24,117    17,238     23,392    14,235     9,445
   Amortization of debt discount and
     expense less premium ..........        3,987     3,621      3,278     3,126     2,018
   Interest component of rental expense     9,012    10,649      6,729     6,888     6,824
                                            -----    ------      -----     -----     -----

     Total .........................    $ 197,658 $ 163,873   $153,948  $143,040  $141,709
                                        ========= =========   ========  ========  ========

Earnings (before fixed charges and
  taxes on income):
   Net income.......................    $ 204,042 $   190,346 $178,856  $170,269  $157,360
   Fixed charges as above...........      197,658     163,873  153,948   143,040   141,709
   Provisions for Federal and state
    taxes on income, net of investment
    tax credit amortization ........       90,813      96,331   95,357    48,500    60,994
                                           ------      ------   ------    ------    ------

     Total..........................    $ 492,513 $   450,550 $428,161  $361,809  $360,063
                                        ========= =========== ========  ========  ========

Ratio of earnings to fixed charges..         2.49        2.75     2.78      2.53      2.54
                                             ====        ====     ====      ====      ====

                                      116

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (not covered by Report of Independent Public Accountants)

                                                 Year Ended December 31,
                                                 -----------------------
                                         1997       1996       1995       1994     1993
                                         ----       ----       ----       ----     ----
                                        (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt.......    $114,460  $ 92,205    $ 85,832   $ 89,005  $  98,089
   Interest on borrowings against
    COLI contracts .................      46,082    40,160      34,717     29,786     25,333
   Other interest...................      24,117    17,238      23,392     14,235      9,445
   Amortization of debt discount and
    expense less premium ...........       3,987     3,621       3,278      3,126      2,018
   Interest component of rental expense    9,012    10,649       6,729      6,888      6,824
   Preferred stock dividend requirement   11,752    11,848      11,963     12,014     12,031
   Additional preferred stock dividend
    requirement ....................       5,231     5,995       6,377      3,422      4,662
                                           -----     -----       -----      -----      -----

     Total .........................    $214,641  $181,716    $172,288   $158,476   $158,402
                                        ========  ========    ========   ========   ========

Earnings (before fixed charges and
 taxes on income):
   Net income.......................    $204,042  $190,346    $178,856   $170,269   $157,360
   Interest on long-term debt.......     114,460    92,205      85,832     89,005     98,089
   Interest on borrowings against
     COLI contracts ................      46,082    40,160      34,717     29,786     25,333
   Other interest...................      24,117    17,238      23,392     14,235      9,445
   Amortization of debt discount and
     expense less premium ..........       3,987     3,621       3,278      3,126      2,018
   Interest component of rental expense    9,012    10,649       6,729      6,888      6,824
   Provisions for Federal and state taxes
     on income, net of investment tax
     credit amortization ............     90,813    96,331      95,357     48,500     60,994
                                          ------    ------      ------     ------     ------

     Total..........................    $492,513  $450,550    $428,161   $361,809   $360,063
                                        ========  ========    ========   ========   ========

Ratio of earnings to fixed charges
  and preferred stock dividends.....        2.29      2.48        2.49       2.28       2.27
                                            ====      ====        ====       ====       ====

                                                                   EXHIBIT 12(c)

                            SOUTHWESTERN PUBLIC SERVICE COMPANY
                                     AND SUBSIDIARIES

                       COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                               TO CONSOLIDATED FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)


                                           Year        Trans-          Year-Ended
                                          Ended         ition          August 31,
                                      Dec. 31, 1997    Period       1996       1995       1994       1993
                                      -------------    ------       ----       ----       ----       ----
                                             (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt.......     $ 44,112        $ 15,556    $ 44,964  $ 40,645   $ 37,881   $ 38,992
   Dividends on SPS obligated
     mandatorily redeemable
    preferred securities............        7,850           1,526           -         -          -          -
   Other interest...................        7,444           1,612       6,561     3,219      3,068      2,047
   Amortization of debt discount and
     expense less premium ..........        2,244             235         577       534        518        498
   Interest component of rental expense     1,425             415       1,245     1,292      1,184      1,094
                                            -----             ---       -----     -----      -----      -----

     Total .........................     $ 63,075        $ 19,344    $ 53,347  $ 45,690   $ 42,651   $ 42,631
                                         ========        ========    ========  ========   ========   ========

Earnings (before fixed charges and
 taxes on income):
   Net income.......................     $ 75,575        $ 19,137    $105,773  $119,477   $102,168   $105,254
   Fixed charges as above...........       63,075          19,344      53,347    45,690     42,651     42,631
   Provisions for Federal and state
    taxes on income, net of investment
    tax credit amortization ........       48,795          10,987      65,297    67,649     58,388     57,668
                                           ------          ------      ------    ------     ------     ------

     Total..........................     $187,445        $ 49,468    $224,417  $232,816   $203,207   $205,553
                                         ========        ========    ========  ========   ========   ========

Ratio of earnings to fixed charges..         2.97            2.56        4.21      5.10       4.76       4.82
                                             ====            ====        ====      ====       ====       ====

                                                                   EXHIBIT 12(d)

                            SOUTHWESTERN PUBLIC SERVICE COMPANY
                                     AND SUBSIDIARIES

                       COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
           TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                 (not covered by Report of Independent Public Accountants)



                                           Year        Trans-          Year-Ended
                                          Ended         ition          August 31,
                                      Dec. 31, 1997    Period       1996       1995       1994       1993
                                      -------------    ------       ----       ----       ----       ----
                                             (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt.......     $ 44,112         $ 15,556   $ 44,964  $ 40,645   $ 37,881   $ 38,992
   Dividends on SPS obligated
    mandatorily redeemable
    preferred securities............        7,850            1,526          -         -          -          -
   Other interest...................        7,444            1,612      6,561     3,219      3,068      2,047
   Amortization of debt discount and
     expense less premium ..........        2,244              235        577       534        518        498
   Interest component of rental expense     1,425              415      1,245     1,292      1,184      1,094
   Preferred stock dividend requirement         -                -      2,494     4,878      4,878      5,626
   Additional preferred stock
    dividend requirement ...........            -                -      1,522     2,715      2,742      3,037
                                              ---              ---      -----     -----      -----      -----

     Total .........................     $ 63,075         $ 19,344   $ 57,363  $ 53,283   $ 50,271   $ 51,294
                                         ========         ========   ========  ========   ========   ========

Earnings (before fixed charges and
 taxes on income):
   Net income.......................     $ 75,575         $ 19,137   $105,773  $119,477   $102,168   $105,254
   Interest on long-term debt.......       44,112           15,556     44,964    40,645     37,881     38,992
   Dividends on SPS obligated
    manditorily redeemable
    preferred securities............        7,850            1,526          -         -          -          -
   Other interest...................        7,444            1,612      6,561     3,219      3,068      2,047
   Amortization of debt discount and
    expense less premium ...........        2,244              235        577       534        518        498
   Interest component of rental expense     1,425              415      1,245     1,292      1,184      1,094
   Provisions for Federal and state
     taxes on income, net of investment
     tax credit amortization .......       48,795           10,987     65,297    67,649     58,388     57,668
                                           ------           ------     ------    ------     ------     ------

     Total..........................     $187,445         $ 49,468   $224,417  $232,816   $203,207   $205,553
                                         ========         ========   ========  ========   ========   ========

Ratio of earnings to fixed charges
  and preferred stock dividends.....         2.97             2.56       3.91      4.37       4.04       4.01
                                             ====             ====       ====      ====       ====       ====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Does not apply.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant (New Century Energies, Inc., Public Service Company of Colorado, and Southwestern Public Service Company)

      Biographies concerning the directors of NCE are contained under ELECTION OF DIRECTORS in NCE's 1998 Proxy Statement, which is incorporated herein by reference. The following tables set forth certain information concerning the directors and executive officers of each of the registrants as of December 31, 1997.

NEW CENTURY ENERGIES, INC.

Name                 Age      Occupation/Title                                       Period
----                ---       ----------------                                       ------
Officers

Bill D. Helton      59        Chairman of the Board, CEO and Director                1997-Present
                              Chairman of the Board and Director                     1997-Present
                                Public Service Company of Colorado,
                                Cheyenne Light, Fuel and Power Company,
                                NC Enterprises, Inc., New Century
                                Services, Inc., New Century-Cadence, Inc.,
                                and e prime, inc.
                              Director, Southwestern Public Service Company          1990-Present
                              CEO, Southwestern Public Service Company               1990-1997
                              Chairman of the Board, Southwestern Public Service,    1991-Present
                              Quixx Corporation and Utility Engineering
                                Corporation
                              Director, Natural Fuels Corporation                    1997-Present
                              Director, Quixx Corporation                            1990-Present
                              Chairman of the Board and Director, Quixx Power
                                Services, Inc.                                       1993-Present
                              Director, Utility Engineering Corporation              1989-Present
Wayne H. Brunetti (a)  55     Vice Chairman, President, COO, and Director            1997-Present
                              Vice Chairman and CEO, Public Service Company of       1997-Present
                                Colorado and Cheyenne Light, Fuel and Power Company
                              President and Director, PSCo                           1994-Present
                              Vice Chairman, President, CEO, and Director,           1997-Present
                                NC Enterprises, Inc., New Century Services, Inc.
                                and New Century Cadence, Inc.
                              Chairman, 1480 Welton, Inc., Green and Clear Lakes     1997-Present
                                Company, PSR Investments, Inc., PS Colorado
                                Credit Corporation, and WestGas InterState, Inc.
                              President and Director, 1480 Welton, Inc. and
                                Natural Fuels Corporation                            1996-Present
                              Vice Chairman, CEO, and Director, Southwestern Public
                                Service Company                                      1997-Present
                              Director, Cheyenne Light, Fuel and Power Co., Green    1994-Present
                               and Clear Lakes Company, PSR Investments, Inc., PS
                               Colorado Credit  Corporation and WestGas  InterState,
                               Inc.
                              Director, Young Gas Storage Company and e prime, inc.  1995-Present
                              President and Director, Fuel Resources Development Co. 1995-Present
                              President, Green and Clear Lakes Company and WestGas   1995-Present
                                InterState Inc.

                              President and Director, New Century International, Inc.  1997-Present
                              President, PSR Investments, Inc., PS Colorado Credit   1996-Present
                                Corporation
                              Director, Yorkshire Power Group Limited                1997-Present
                              Chairman of the Board, Cheyenne Light, Fuel and Power  1997-1997
                                Company and e prime, inc.
                              Vice Chairman and Director, Quixx Corporation,         1997-Present
                                Yorkshire Holdings plc
                              Vice Chairman, Yorkshire Electricity Group plc and     1997-Present
                                e prime, inc.
Richard C. Kelly       51     Executive Vice President and Chief Financial Officer   1997-Present
                              President, Treasurer, and Director                     1995-1997
                              Executive Vice President, CFO, and Director, Public    1997-Present
                               Service Company of Colorado and Southwestern Public
                               Service Company
                              Senior Vice President, PSCo                            1990-1997
                              Treasurer, PSCo                                        1986-1997
                              Executive Vice President and Director, NC              1997-Present
                                Enterprises, Inc. and New Century Service, Inc.
                              Treasurer, 1480 Welton, Inc., Cheyenne Light, Fuel and 1994-Present
                                Power Company, Fuel Resources Development Co., Green
                                and Clear Lakes Company, WestGas InterState, Inc.
                              Director, Texas-Ohio Gas, Inc., Texas-Ohio Pipeline,   1996-Present
                                Inc., e prime Networks, Inc., and e prime Telecom, Inc.
                              Director, Quixx Corporation, Utility Engineering,      1997-Present
                                Yorkshire Electricity Group plc, Yorkshire Holdings
                                plc, Yorkshire Power Group Limited, e prime
                                operating, inc., e prime projects international, inc.
                              Director, 1480 Welton, Inc.                            1989-Present
                              Director, Cheyenne Light, Fuel and Power Company       1990-Present
                              Vice President, Fuel Resources Development Co.         1990-Present
                              Director, Fuel Resources Development Co.               1991-Present
                              Director, Green and Clear Lakes Company, and Natural   1990-Present
                                Fuels Corporation
                              Director and Secretary, New Century International, Inc.1997-Present
                              Director and Treasurer, New Century-Cadence, Inc.      1997-Present
                              Vice President and Director, PSR Investments, Inc.     1986-Present
                              Vice President and Director, PS Colorado Credit        1987-Present
                                Corporation
                              Director, WestGas InterState, Inc.                     1993-Present
                              Vice President, Treasurer and Director, Young Gas      1995-Present
                                Storage Company
                              Secretary, Treasurer and Director, e prime Energy      1997-Present
                                Marketing, Inc.
                              Director, e prime inc.                                 1995-Present
                              President and CEO, e prime inc.                        1997-Present
                              Vice President and Treasurer, e prime, inc.            1995-1997
Paul J. Bonavia (b)    46     Senior Vice President and General Counsel              1997-Present
Brian P. Jackson (c)   39     Senior Vice President Finance and Administrative
                                Services                                             1997-Present
Teresa S. Madden (d)   41     Controller and Secretary                               1997-Present
                              Controller and Secretary, Public Service Company       1997-Present
                                of Colorado and New Century Services, Inc.
                              Controller and Assistant Secretary, Southwestern       1997-Present
                                Public Service Company


                              Director, Yorkshire Power Group Limited, Yorkshire     1997-Present
                                Holdings plc and Yorkshire Electricity Group plc
                              Secretary, NC Enterprises, WestGas InterState,         1997-Present
                                e prime, inc. Cheyenne Light, Fuel and Power
                                Company and New Century-Cadence, Inc., Texas-Ohio
                                Pipeline,  Inc., Texas-Ohio Gas, Inc., Fuel
                                Resources Development Co.
                              Manager of Corporate Accounting, Public Service        1990-1997
                                Company of Colorado
                              Assistant Secretary, PSCo and e prime, inc.            1995-1997
                              Assistant Secretary, 1480 Welton, Inc., PSR            1991-Present
                                Investments, Inc., PS Colorado Credit Corporation,
                              Assistant Secretary, Cheyenne Light, Fuel and Power    1991-1997
                                Company and Fuel Resources Development Co.
James D. Steinhilper   48     Treasurer,                                             1997-Present
                              Assistant Treasurer, Cheyenne Light, Fuel and Power    1997-1997
                                Company, New Century-Cadence, Inc. and WestGas
                                InterState, Inc.
                              Treasurer, NC Enterprises, Inc., Public Service        1997-Present
                                Company of Colorado, Southwestern Public Service
                                Company and e prime, inc.
                              Director Finance and Treasurer, New Century            1997-Present
                                Services, Inc.
                              Group Manager, Finance, Southwestern Public Service    1989-1997
                                Company

PUBLIC SERVICE COMPANY OF COLORADO

Directors

Wayne H. Brunetti             See information under NCE Officers Section above.
Doyle R. Bunch II      51     Senior Vice President, New Century Services, Inc.      1997-Present
                              Director, e prime, inc., NC Enterprises, Inc., PSCo    1997-Present
                              Chairman of the Board, Secretary, and Director New     1995-1997
                                Century Energies, Inc.
                              Director, Quixx Corporation                            1985-1997
                              Executive Vice President, Southwestern Public Service  1992-1997
                                Company
Henry H. Hamilton      59     Executive Vice President and Director, Southwestern    1997-Present
                                Public Service Company, Public Service Company of
                                Colorado and New Century Services, Inc.
                              Director, Quixx Power Services, Inc.                   1993-Present
                              Vice President, Southwestern Public Service Company    1987-1997
Bill D. Helton                See information under NCE Officers Section above.
Richard C. Kelly              See information under NCE Officers Section above.
David M. Wilks         51     Executive Vice President and Director, Public Service  1997-Present
                                Company of Colorado, New Century Services, Inc.
                                and New Century-Cadence, Inc.
                              Director, Cheyenne Light Fuel and Power Company,       1997-Present
                              Director, Southwestern Public Service Company, Quixx   1995-Present
                                Power Services and Utility Engineering Corporation
                                Quixx Corporation
                              President and Chief Operating Officer, Southwestern    1995-Present
                                Public Service Company
                              Senior Vice President, Southwestern Public Service     1991-1995
                                Company

Officers

Bill D. Helton                See information under NCE Officers Section above.
Wayne H. Brunetti             See information under NCE Officers Section above.
Henry H. Hamilton             See information under PSCo Directors Section above.
Richard C. Kelly              See information under NCE Officers Section above.
David M. Wilks                See information under PSCo Directors Section above.
Teresa S. Madden              See information under NCE Officers Section above.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Directors

Bill D. Helton               See information under NCE Officers Section above.
Wayne H. Brunetti            See information under NCE Officers Section above.
David M. Wilks               See information under NCE Officers Section above.
Henry H. Hamilton            See information under PSCo Directors Section above.
Richard C. Kelly             See information under NCE Officers Section above.

Officers

Bill D. Helton               See information under NCE Officers Section above.
Wayne H. Brunetti            See information under NCE Officers Section above.
David M. Wilks               See information under NCE Officers Section above.
Henry H. Hamilton            See information under PSCo Directors Section above.
Richard C. Kelly             See information under NCE Officers Section above.
Teresa S. Madden             See information under NCE Officers Section above.
Mary Pullum            55    Secretary, SPS, Utility Engineering Corporation,        1997-Present
                               Quixx Corporation
                             Assistant Secretary, New Century Energies, Inc.         1997-Present
                               New Century Services, Inc., KES Montego, Inc.,
                               Quixx Borger Cogen,Inc.,Quixx Jamaica Power, Inc.,
                               Quixx Mustang Station, Inc., and Quixxlinn Corporation
                             Manager, Compliance/Document Services, New Century    1997-Present
                                Services, Inc.,
                             Assistant Secretary, Quixx Jamaica, Inc. and Quixx      1996-Present
                                WPP94
                             Assistant Secretary, Quixx Carolina, Inc.               1995-Present
                             Assistant Secretary, Quixx Power Services, Inc.         1993-Present
                             Assistant Secretary, Utility Engineering Corporation    1989-1997
                               and Quixx Corporation
                             Assistant Secretary, Southwestern Public Service        1981-1997
                               Company

      There  are  no  family  relationships   between  executive  officers  or
directors of the registrants. There are no arrangements or understandings between the executive officers individually and any other person with reference to their being selected as officers of each registrant. All executive officers of each registrant are elected annually by the respective Board of Directors.

(a) Mr.Brunetti was President and Chief Executive Officer of Management Systems International from June 1991 through July 1994 and Executive Vice
    President of Florida Power & Light Company from 1987 through May 1991.
(b) Mr. Bonavia was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP from March 1997 through December 1997 and Senior Vice President at Dominion
   Resources, Inc. from 1991 through February 1997.

(c) Mr. Jackson was employed by Arthur Andersen LLP from 1980 through November 1997. He was a partner with the firm from 1994 through 1997. Effective February 17, 1998, Mr. Jackson was elected Chief Financial Officer of Public Service Company of Colorado and Southwestern Public Service Company.
(d) Ms. Madden is a member of the audit committee and finance committee for Yorkshire Electricity Group plc. Mr. Kelly is Chairman of the audit committee and a member of the finance committee of Yorkshire Electricity Group plc.

Item 11.  Executive Compensation

      Information concerning executive compensation for NCE is contained under Compensation Of Executive Officers And Directors in the NCE 1998 Proxy Statement, which information is incorporated herein by reference.
Information concerning executive compensation for SPS has been omitted pursuant to General Instruction I(2)(c). Information concerning executive compensation for PSCo is presented herein.

      The following tables set forth information concerning the total compensation paid or awarded in 1997 to PSCo's Chief Executive Officer and each of the four most highly compensated officers serving as such on December 31, 1997, and one additional executive officer who was among the most highly compensated officers in 1997, but who had resigned her position prior to December 31, 1997 (collective the PSCo Named Executive Officers). In 1997, in connection with the Merger, the salaries of these executives were paid by NCS and a portion of their compensation has been allocated and charged to PSCo. Information for calendar years 1996 and 1995 is presented for the executive officers who were executive officers of PSCo prior to the Merger.

========================================================================================
                          Summary Compensation Table
========================================================================================
                              Annual Compensation       Long-Term Compensation (c)         All Other
  Name and Principal                                                                        Compen-
       Position                                                                             sation
                                                                                          ($)(d)(e)
                                         -----------------------------------------------
                        Year                                     Awards          Payouts
                                                         -------------------------------
                              Salary   Bonus   Other     Restricted  Securities    LTIP
                               ($)      ($)    Annual       Stock    Underlying  Payouts
                                        (a)    Compen-     Awards    Options/      ($)
                                               sation($)     ($)       SAR's(#)
                                                (b)
===================================================================================================
Bill D. Helton          1997  455,833   78,363  271,092          0     300,000         0     27,524
Chairman of the Board
===================================================================================================
Wayne H. Brunetti       1997  435,853  104,994    3,750          0     314,400   231,722     27,304
Vice Chairman and       1996  400,018  256,820                   0      16,800    30,129     20,001
Chief Executive         1995  330,838  150,448              74,992      14,700         0      6,917
Officer
===================================================================================================
Richard C. Kelly        1997  254,382   48,997    3,750          0     107,100   120,484     16,089
Executive Vice          1996  227,503  100,457                   0      10,950    29,388     11,917
President               1995  215,005   49,970              49,983       9,600    15,619     11,375
and Chief Financial
Officer
===================================================================================================
Patricia T. Smith       1997  216,559   39,723    2,250           0      6,700    84,593  2,394,914
Sr. V.P. and General    1996  225,842   94,944                    0      9,300         0     11,292
Counsel                 1995  220,018   49,782               24,658      8,150         0          0
===================================================================================================
Henry H. Hamilton       1997  174,583   35,673   49,125           0     66,000         0     11,139
Executive Vice
President
===================================================================================================
David M. Wilks          1997  238,958   41,285   24,809           0     87,000         0      9,618
Executive Vice
President
===================================================================================================

(a) The amounts shown in the "Bonus" column for 1997 are related to payments made to the Named Executives Officers by PSCo or SPS in connection with the Merger. The amounts paid to Messrs. Helton, Wilks, and Hamilton were based on the average of their two highest bonuses paid by SPS in fiscal years 1993, 1994 and 1995, in accordance with their employment agreements. The amounts paid to Messrs. Brunetti and Kelly and Ms. Smith represent 7/12 of the target award earned under the PSCo Omnibus Incentive Plan which were paid in accordance with their Change in Control agreements.

(b) The amounts shown in this column include relocation benefits of $238,125 for Mr. Helton and the reimbursement of certain taxes related to the exercise of SPS stock options of $24,639, $16,042 and $41,785 for Messrs. Helton, Wilks and Hamilton, respectively. Also, the amounts shown in this column for Messrs. Helton, Brunetti, Kelly, Wilks and Hamilton and Ms. Smith include flexible perquisite or automobile allowance benefits ($8,328, $3,750, $3,750, $8,767, $7,340 and $2,250, respectively).

(c) There  were no  restricted  stock  awards  granted  in  1997 and no  Named
Executive Officer held any restricted stock at December 31, 1997. In accordance with the terms of the PSCo Omnibus Incentive Plan, Mr. Brunetti, Mr. Kelly and Ms. Smith received certain stock option awards (14,400, 7,100 and 6,700 options, respectively) and dividend equivalents payments ($231,726, $120,484 and $84,593, respectively) which vested in connection with the Merger.

(d) The amounts represented in the "All Other Compensation" column, except for the additional compensation to Ms. Smith as disclosed in footnote (e), reflect the total of matching contributions made under the PSCo and SPS employee savings plans, the PSCo and SPS non-qualified savings plans (the "Executive Savings Plan" and the "Non-Qualified Salary Deferral Plan", respectively) and insurance premiums paid by PSCo and SPS. These amounts are summarized below:

--------------------------------------------------------------------------------
         Name        Contributions to    Contributions to       Insurance
                     Employee Savings    the Non-Qualified    Premiums ($)
                         Plan ($)        Savings Plans ($)
--------------------------------------------------------------------------------
  Bill D. Helton                9,330              17,069             1,125
--------------------------------------------------------------------------------
  Wayne H.Brunetti              7,150              15,767             4,387
--------------------------------------------------------------------------------
  Richard C. Kelly              7,150               6,204             2,735
--------------------------------------------------------------------------------
  Patricia T. Smith             7,150               1,554             1,939
--------------------------------------------------------------------------------
  Henry H. Hamilton             5,655               4,909               575
--------------------------------------------------------------------------------
  David M. Wilks                4,773               4,235               610
--------------------------------------------------------------------------------

(e) Ms. Smith resigned and was paid $2,384,271 on October 31, 1997. Under the terms of the severance and employment agreements in effect, she received a severance benefit equal to three years compensation including base salary and annual incentive paid at target, reimbursement of certain taxes, immediate vesting of all outstanding incentive awards and the economic equivalent of any long-term awards she would have received during the upcoming three year term. Also, Ms. Smith received additional credit under the then existing PSCo Supplemental Employment Retirement Plan for the upcoming three year term, additional contributions under the Executive Savings Plan that she would have received during the upcoming three years, continued welfare benefits for three years and a payment equal to the present value of the benefits Ms. Smith would have received under all then existing qualified retirement plans had she received credit for three additional years of service.
                                      125

=============================================================================
                   Option/SAR Grants in Last Fiscal Year
=============================================================================
       Name                     Individual Grants
                   ----------------------------------------------------------
                   Number
                   of
                   Securities  % of Total
                   Underlying Options/SARs  Exercise
                   Options/   Granted to    or Base               Grant Date
                     SARs     Employees in    Price   Expiration  Present Value
                   Granted      Fiscal     ($/Share)   Date          ($)(c)
                    (#)(a)      year(b)
--------------------------------------------------------------------------------
Bill D. Helton       300,000        18.45%    41.625    8/3/07     1,068,000
--------------------------------------------------------------------------------
Wayne H. Brunetti    300,000        18.45%    41.625    8/3/07     1,068,000
                      14,400        23.19%    39.000   2/18/07        61,344
--------------------------------------------------------------------------------
Richard C. Kelly     100,000         6.15%    41.625    8/3/07       356,000
                       7,100        11.43%    39.000   2/18/07        30,246
--------------------------------------------------------------------------------
David M. Wilks        87,000         5.35%    41.625    8/3/07       309,720
--------------------------------------------------------------------------------
Patricia T. Smith      6,700        10.79%    39.000  10/31/00        22,378
--------------------------------------------------------------------------------
Henry H. Hamilton     66,000         4.06%    41.625    8/3/07       234,960
--------------------------------------------------------------------------------

(a) The options with an exercise price of $39.00 were grants of PSCo common stock granted by the Compensation Committee of the PSCo Board on February 18, 1997. The options were intended to vest and be exercisable only to the extent of 33 1/3% on the first anniversary date of the grant and to the same extent on the second anniversary and third anniversary. All rights to exercise were intended to be cumulative to the extent not exercised. All options expire 10 years from the date of grant. Effective August 1, 1997, with the completion of the Merger, all PSCo options converted to NCE options based on the one for one conversion ratio used in the Merger and were immediately vested and exercisable with the $39.00 price and 10 year term carried forward, except for Ms. Smith. In accordance with the terms of Ms. Smith's PSCo Severance Agreement, her options will expire three years after her date of resignation. The $39.00 exercise price equals the Fair Market Value of PSCo Common Stock on February 18, 1997.

      The options with an exercise price of $41.625 were granted by the NCE Compensation Committee with an exercise price equal to the opening trade price on the New York Stock Exchange (NYSE) of NCE Common Stock on August 4, 1997. The options vest and may be fully exercisable on the first anniversary date of the grant. All options expire 10 years from the date of the grant.

(b) % of Total Options/SARs Granted to Employees in Fiscal Year apply to shares of PSCo common stock granted prior to the completion of the Merger with respect to all $39.00 options and to shares of NCE Common Stock granted following the completion of the Merger with respect to all $41.625 options.

(c) These amounts represent a theoretical present valuation based on the Black-Scholes Option Pricing Model as adjusted for dividends. The values in the column are estimates based upon an option value of $4.26 for the $39.00 options granted to Messrs. Brunetti and Kelly and $3.34 for the options granted to Ms. Smith. The options granted at the $41.625 exercise price are estimate based upon an option price of $3.56. The option values were derived using the following assumptions:
     1. the time to exercise is the option life of ten years (except for Ms. Smith option life is 3.7 years);
     2. the risk free rate is 6.45% for the $39.00 PSCo options granted to Messrs. Brunetti and Kelly; 5.89% for the options granted to Ms. Smith and 6.38% for the $41.625 NCE options. These rates represent the interest rate on 10-year, 4-year and 10-year treasury strips as quoted in the Federal Reserve Statistical Release for February 1997, February 1997 and August 1997, respectively;
     3. the option strike prices are $39.00 for the PSCo options and $41.625 for the NCE options;
     4. the stock prices at grant date were $39.00 for the PSCo options and $41.625 for the NCE options;
     5. the standard deviation of PSCo and NCE common stock, which is a measure of the volatility of the stock, is 14.15% for the $39.00 PSCo options and 9.16% for the $41.625 NCE options and
     6. a dividend yield for the $39.00 PSCo options is 5.94% and for the $41.625 NCE options is 5.57%.

Executives may not sell or assign these options, which have value only to the extent of the future stock price appreciation. These amounts or any of the assumptions should not be used to predict future performance of the stock price or dividends.

================================================================================
             Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values
================================================================================
                                                    Number of     Value of
                                                    Securities   Unexercised
                                                    Underlying   In-the-Money
                                                   Unexercised   Options/SARs
                                                   Options/SARs   at FY-End
                                                    at FY-End      ($) (a)
                                                       (#)
                                                   ------------- -------------
          Name             Shares        Value     Exercisable/  Exercisable/
                          Acquired     Realized    Unexercisable Unexercisable
                             on           ($)
                          Exercise
                             (#)
 ---------------------  ------------ ------------ ------------- -------------

 Bill D. Helton                  890        7,512            0/           0/
                                                        303,561    1,948,957
--------------------------------------------------------------------------------
 Wayne H. Brunetti                 0            0       52,334/     758,843/
                                                        300,000    1,893,750
--------------------------------------------------------------------------------
 Richard C. Kelly                  0            0       41,050/     631,866/
                                                        100,000      631,250
--------------------------------------------------------------------------------
 Patricia T. Smith                 0            0       24,150/     323,191/
                                                              0            0
--------------------------------------------------------------------------------
 Henry H. Hamilton               454        3,832           77/       1,194/
                                                         67,817      444,794
--------------------------------------------------------------------------------
 David M. Wilks                  409        3,452           67/       1,039/
                                                         88,905      578,721
================================================================================

(a) Option values were calculated based on a $47.9375 closing price of NCE Common Stock, as listed on the NYSE at December 31, 1997.

================================================================================
            Long-Term Incentive Plans - Awards in Last Fiscal Year
================================================================================
          Name           Number    Performance Estimated Future Payouts Under
                         of        or Other     Non-Stock Price-Based Plans
                         Shares,   Period
                         Units     Until
                         or        Maturation
                         Other     or Payout
                         Rights
                          (a)(#)
                                              ---------- ----------- ----------

                                              Threshold    Target     Maximum
                                               ($ or #)   ($ or #)    ($ or #)
--------------------------------------------------------------------------------
 Bill D. Helton            N/A        N/A
--------------------------------------------------------------------------------
 Wayne H. Brunetti        47,480    1/1/97
                                     thru                  99,708
                                   12/31/99
--------------------------------------------------------------------------------
 Richard C. Kelly         17,600    1/1/97
                                     thru                  36,960
                                   12/31/99
--------------------------------------------------------------------------------
 Patricia T. Smith        15,616    1/1/97
                                     thru                  32,794
                                   12/31/99
--------------------------------------------------------------------------------
 Henry H. Hamilton         N/A        N/A
--------------------------------------------------------------------------------
 David M. Wilks            N/A        N/A
--------------------------------------------------------------------------------

(a) Dividend equivalents are granted under the PSCo Omnibus Incentive Plan. Dividend equivalents entitle the recipient to a cash amount equal to the average of the dividends paid over the performance cycle at the then current dividend rate multiplied by the number of units granted. Dividend equivalents are earned, if at all, at the end of a three-year performance period depending upon the achievement of Earnings Per Share goals over the performance period. The Target represents the amount to be awarded if 100% of the goal is achieved. Threshold represents the amount to be awarded if 90% of the goal is achieved, and Maximum represents the amount to be awarded if 110% of the goal is achieved. Additional dividend equivalents may be granted each year by the Compensation Committee. In accordance with the terms of the PSCo Omnibus Incentive Plan, dividend equivalents for all open performance periods vested at the target level immediately upon the effective date of the Merger and, accordingly, Threshold and Maximum award amounts for 1997 were not established.

      The following table shows estimated aggregate pension benefits payable to a covered participant from the qualified defined benefit plans maintained by NCE and its subsidiaries and the NCE Supplemental Executive Retirement Plan (the "SERP").

================================================================================
                         Pension Plan Table
================================================================================
   Remuneration                   Years of Service
                             15                 20   25 or more years
--------------------------------------------------------------------------------
       $150,000       $  61,875          $  82,500          $  82,500
        175,000          72,188             96,250             96,250
        200,000          82,500            110,000            110,000
        225,000          92,813            123,750            123,750
        250,000         103,125            137,500            137,500
        300,000         123,750            165,000            165,000
        350,000         144,375            192,500            192,500
        400,000         165,000            220,000            220,000
        450,000         185,625            247,500            247,500
        500,000         206,250            275,000            275,000
        600,000         247,500            330,000            330,000
        700,000         288,750            385,000            385,000
================================================================================

      The benefits listed in the Pension Plan Table are not subject to any deduction or offset. The compensation used to calculate SERP benefits is base salary plus short-term incentive. Such covered compensation is reflected in the Salary and Bonus columns of the Summary Compensation Table for 1997. Current annual covered compensation for Mr. Helton equals $635,000.

      The SERP benefit accrues over 20 years and is equal to (a) 55% of the highest three years covered compensation of the five years preceding retirement or termination minus (b) the qualified plan benefit. The SERP benefit is payable as an annuity for 20 years, or as a single lump-sum amount equal to the actuarial equivalent present value of the 20 year annuity. Benefits are payable at age 62, or as early as age 55 reduced 5% for each year that the benefit commencement date proceeds age 62.

      The estimated credited years of service under the SERP as of December 31, 1997 were as follows:

               Mr. Helton         33
               Mr. Brunetti       10
               Mr. Kelly          30
               Mr. Wilks          20
               Mr. Hamilton       34

      The Company has granted additional credited years of service to Mr. Brunetti for purposes of SERP accrual. The additional credited years of service (approximately seven) are included in the above table. Additionally, the Company has agreed to grant full accrual of SERP benefits to Mr. Brunetti at age 62 in the event he continues to be employed by the Company until such age.

      The Board of Directors of NCE approved the SERP in December 1997. The above Named Executive Officers are all participants of the SERP, and participate in qualified defined benefit plans sponsored by the Company or its subsidiaries.

      Prior to the Merger, PSCo and SPS, each sponsored one defined benefit plan covering substantially all represented and non-represented employees of the respective company. Employees who participated in the Employees' Retirement Plan of Public Service Company of Colorado and Participating Subsidiary Companies (the "Public Service Company retirement plan") prior to the Merger continue to participate in this plan. Employees who participated in the Retirement Plan for Employees of Southwestern Public Service Company (the "Southwestern Public Service Company retirement plan") prior to the Merger continue to participate in this plan. Effective July 1, 1998, the assets and liabilities associated with the non-represented employees participating in the Public Service Company retirement plan and the assets and liabilities associated with the non-represented employees participating in the Southwestern Public Service Company retirement plan will be spun-off from the respective plans and merged to form the New Century Energies retirement plan for non-represented employees.

      Mr.  Brunetti and Mr. Kelly  participate  in the  Employees'  Retirement
Plan of Public Service Company of Colorado and Participating Subsidiary Companies. Messrs. Helton, Hamilton and Wilks participate in the Retirement Plan for Employees of Southwestern Public Service Company. Effective July 1, 1998, all such executives will participate in the NCE retirement plan for non-represented employees.

      Ms. Smith resigned effective October 31, 1997, prior to the effective date of the SERP benefits illustrated above. Pension benefits were paid to Ms. Smith under the terms of the plans and employment agreement in effect at her date of termination.

                        Compensation of Directors

      All Directors of PSCo are employees of NCS. They receive no additional compensation for their role as members of the Board of Directors. Former directors of PSCo and SPS receive and are paid retirement and other certain benefits, as defined by the terms of the agreements/policies of these subsidiaries, in effect prior to the Merger.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of the directors and officers of NCE is contained under Election Of Directors in NCE's 1998 Proxy Statement, which information is incorporated herein by reference. Information concerning the security ownership of the directors and officers of SPS is omitted pursuant to General Instruction I(2)(c). Information concerning the security ownership of the directors and officers of PSCo is presented herein.

      All 100 shares of PSCo Common Stock, $5 par value, are directly and beneficially held by NCE. Holders of the PSCo Cumulative Preferred Stock, $100 par value and $25 par value generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

      The table below shows the number of shares of NCE Common Stock that were beneficially owned directly or indirectly as of January 29, 1998 by each director of PSCo and each of the executive officers of PSCo named in the summary compensation table, and by all directors and executive officers of PSCo as a group. No such person owns any shares of any series of the PSCo Cumulative Preferred Stock.

Security Ownership of Management and Directors as of January 29, 1998 (a)

--------------------------------------------------------------------------------
 Title of Class   Name of Beneficial Owner      Amount and      % of
       (b)                                       nature of       Class
                                                beneficial        (d)
                                               ownership (c)
--------------------------------------------------------------------------------
 Common Stock     Bill D. Helton (1)                24,158 (e)
--------------------------------------------------------------------------------
 Common Stock     Wayne H. Brunetti                 71,097 (e)
--------------------------------------------------------------------------------
 Common Stock     Richard C. Kelly (2)              46,321 (e)
--------------------------------------------------------------------------------
 Common Stock     Henry H. Hamilton                 14,442 (e)
--------------------------------------------------------------------------------
 Common Stock     David M. Wilks                    12,451 (e)
--------------------------------------------------------------------------------
 Common Stock     All the above and other          183,466 (e)
                  Executive Officers as a
                  Group (7 persons)
================================================================================

Notes

(a) As of January 29, 1998, the Company is not aware of any persons who beneficially own more than 5% of the Company's Common Stock.

(b)  Common Stock listed in the table represents NCE Common Stock, $1 par value.

(c) The common shares represented above include those shares, if any, held under the PSCo Employees' Savings and Stock Ownership Plan (the "ESOP") and the SPS Employee Investment Plan (the "EIP").

(d) As of January 29, 1998, the percentage of shares beneficially owned by any Director or named Executive Officer, or by all Directors and Executive Officers as a group, does not exceed one percent of the class of securities described above.

(e) The number of shares includes those which the following have the right to acquire as of January 29, 1998, through the exercise of vested options granted under the NCE Omnibus Incentive Plan and the predecessor PSCo Omnibus Incentive Plan and the SPS 1989 Incentive Plan (the "1989
     Plan"): Mr. Brunetti, 52,334 shares; Mr. Kelly, 41,050 shares; Mr. Hamilton, 77 shares; Mr. Wilks, 67 shares; and all Executive Officers as a group, 2,717 shares.

    Unless otherwise specified, each Director and named Executive Officer has sole voting and sole investment power with respect to the shares indicated.

(1) Includes 716 shares held in trusts for the benefit of Mr. Helton's grandchildren. Mr. Helton's wife retains the right to the corpus of the trusts upon their termination. Mr. Helton disclaims beneficial ownership of the shares held in the trusts.

(2)  Mr.  Kelly's  wife  owns  263  of  these  shares;   Mr.  Kelly  disclaims
     beneficial ownership of those shares.

         Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and written representations furnished to PSCo prior to the Merger effective August 1, 1997, PSCo believes that all Directors and Officers filed in a timely manner their reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions

      Information concerning relationships and related transactions of the directors and officers of NCE is contained under Certain Relationships And Related Transactions in NCE's 1998 Proxy Statement, which information is incorporated herein by reference. PSCo and SPS have no information concerning relationships and related transactions required to be disclosed.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Financial Statement Schedules, and Exhibits:

   (1)Financial Statements and Reports of Independent Public Accountants on the financial statements for NCE, PSCo and SPS are listed under Item 8 herein.

   (2)Financial Statement Schedules.
      Reports of Independent Public Accountants as to Schedules for NCE, PSCo and SPS are included in the Reports of Independent Public Accountants for each registrant.

   (3)Exhibits.
      Exhibits for NCE, PSCo and SPS are listed in Index to Exhibits below.

(b)   Reports on Form 8-K:

      NCE, PSCo and SPS: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                                   EXPERTS

      The consolidated balance sheets of New Century Energies, Inc. and its subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. The consolidated financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said report.

      The consolidated balance sheets and statements of capitalization of Public Service Company of Colorado. and its subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. The consolidated financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said report.

      The  balance  sheet and  statement  of  capitalization  of  Southwestern
Public Service Company as of December 31, 1997, the related statement of income, shareholder's equity and cash flows for the year ended December 31, 1997, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. The financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said report.

                                                                EXHIBIT 23 (a)

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into New Century Energies, Inc.' previously filed Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; New Century Energies, Inc.'s Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan and New Century Energies, Inc.'s Registration Statement (Form S-3, File No. 333-40361) pertaining to the registration of NCE Common Stock and to all references to our Firm included in this Form 10-K.

      As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into Public Service Company of Colorado's previously filed Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; Public Service Company of Colorado's Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; Public Service Company of Colorado's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; Public Service Company of Colorado's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Public Service Company of Colorado's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and to all references to our Firm included in this Form 10-K.

      As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into Southwestern Public Service Company's previously filed Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; Southwestern Public Service Company's Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and Southwestern Public Service Company's Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Southwestern Public Service Company's Non-Qualified Salary Deferral Plan and to all references to our Firm included in this Form 10-K.


                                                         ARTHUR ANDERSEN LLP

Denver, Colorado
February 26, 1998

                                                                EXHIBIT 23 (b)
                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in Registration Statement No. 333-05199 on Form S-3 and Registration Statements No. 33-27452 and 33-57869 on Form S-8 of Southwestern Public Service Company and Registration Statement No. 333-28637 and 333-40361 on Form S-3 and Registration Statement No. 333-28639 on Form S-8 of New Century Energies, Inc. of our report dated February 28, 1997 (June 19, 1997, as to the Carolina Energy Limited Partnership in Note 3) on Southwestern Public Service Company, appearing in the Annual Report on Form 10-K of New Century Energies, Inc. for the year ended December 31, 1997.


                                                DELOITTE & TOUCHE  LLP
 Dallas, Texas
February 26, 1998










                                                                   EXHIBIT 24
                               POWER OF ATTORNEY

     Each director and/or officer of New Century Energies, Inc., whose signature appears herein hereby appoints B. D. Helton and R. C. Kelly, and each of them severally, and each director and/or officer of Public Service Company of Colorado and Southwestern Public Service Company, whose signature appears herein hereby appoints W. H. Brunetti and B. P. Jackson, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated herein, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 1998.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          _________________________________
                                                   R. C. KELLY
                                          Executive Vice President, and
                                             Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of New Century Energies, Inc. and in the capacities and on the date indicated.


   Signature                      Title                          Date
________________________________________________________________________________


/s/B. D. Helton
_____________________________  Principal Executive            February 24, 1998
B. D. Helton                   Officer and Director
Chairman of the Board and
Chief Executive Officer


/s/R. C. Kelly
_____________________________  Principal Financial Officer    February 24, 1998
R. C. Kelly
Executive Vice President,
Chief Financial Officer


/s/Teresa S. Madden
_____________________________  Principal Accounting Officer   February 24, 1998
Teresa S. Madden
Controller and Secretary

   Signature                            Title                    Date
_______________________________________________________________________________

/s/Bill D. Helton
__________________________________  Chairman of the Board      February 24, 1998
Bill D. Helton                      and Director

/s/ W. H. Brunetti
__________________________________  Vice Chairman and
W. H. Brunetti                      Director                   February 24, 1998

/s/C. Coney Burgess
__________________________________  Director                   February 24, 1998
C. Coney Burgess

/s/ Danny H. Conklin
__________________________________  Director                   February 24, 1998
Danny H. Conklin

/s/Giles M. Forbess
__________________________________  Director                   February 24, 1998
Giles M. Forbess

/s/Gayle L. Greer
__________________________________  Director                   February 24, 1998
Gayle L. Greer

/s/R. R. Hemminghaus
__________________________________  Director                   February 24, 1998
R. R. Hemminghaus

/s/A. Barry Hirschfeld
__________________________________  Director                   February 24, 1998
A. Barry Hirschfeld

/s/ J. Howard Mock
__________________________________  Director                   February 24, 1998
J. Howard Mock

/s/ Will F. Nicholson, Jr.
__________________________________  Director                   February 24, 1998
Will F. Nicholson, Jr.

/s/J. Michael Powers
__________________________________  Director                   February 24, 1998
J. Michael Powers

/s/Rodney E. Slifer
__________________________________  Director                   February 24, 1998
Rodney E. Slifer

   Signature                            Title                    Date
________________________________________________________________________________

/s/W. Thomas Stephens
__________________________________  Director                   February 24, 1998
W. Thomas Stephens

/s/Robert G. Tointon
__________________________________  Director                   February 24, 1998
Robert G. Tointon

                         PUBLIC SERVICE COMPANY OF COLORADO
                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 1998.

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By   /s/Brian P. Jackson
                                          _________________________________
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                             Administrative Services


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Public Service Company of Colorado and in the capacities and on the date indicated.


   Signature                      Title                          Date
________________________________________________________________________________


/s/Wayne H. Brunetti
___________________________    Principal Executive            February 24, 1998
Wayne H. Brunetti              Officer and Director
Vice Chairman, President and
Chief Executive Officer


/s/Brian P. Jackson
___________________________    Principal Financial Officer    February 24, 1998
Brian P. Jackson               and Director
Senior Vice President, Finance
and Administrative Services


/s/Teresa S. Madden
___________________________    Principal Accounting Officer   February 24, 1998
Teresa S. Madden
Controller and Corporate Secretary

   Signature                            Title                    Date
________________________________________________________________________________

/s/ Bill. D. Helton
____________________________      Director                   February 24, 1998
Bill. D. Helton

/s/Doyle R. Bunch II
____________________________      Director                   February 24, 1998
Doyle R. Bunch II

/s/Henry H. Hamilton
____________________________      Director                   February 24, 1998
Henry H. Hamilton

/s/ Richard C. Kelly
_____________________________      Director                  February 24, 1998
Richard C. Kelly

/s/David M. Wilks
_____________________________      Director                   February 24, 1998
David M. Wilks

                        SOUTHWESTERN PUBLIC SERVICE COMPANY
                                     SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 1998.

                                          SOUTHWESTERN PUBLIC SERVICE COMPANY

                                          By   /s/Brian P. Jackson
                                          _________________________________
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                             Administrative Services


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southwestern Public Service Company and in the capacities and on the date indicated.


   Signature                      Title                          Date
________________________________________________________________________________


/s/Wayne H. Brunetti
__________________________     Principal Executive          February 24, 1998
Wayne H. Brunetti              Officer and Director
Vice Chairman and
Chief Executive Officer


/s/Brian P. Jackson
__________________________     Principal Financial Officer   February 24, 1998
Brian P. Jackson
Senior Vice President, Finance
and Administrative Services


/s/Teresa S. Madden
__________________________     Principal Accounting Officer  February 24, 1998
Teresa S. Madden
Controller and Corporate
 Secretary

   Signature                            Title                    Date
________________________________________________________________________________

/s/Bill. D. Helton
__________________________________  Director                   February 24, 1998
Bill. D. Helton

/s/Henry H. Hamilton
__________________________________  Director                   February 24, 1998
Henry H. Hamilton

/s/ Richard C. Kelly
__________________________________  Director                   February 24, 1998
Richard C. Kelly

/s/David M. Wilks
__________________________________  Director                   February 24, 1998
David M. Wilks

                                 EXHIBIT INDEX

2   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
NCE
2(a) 1* Merger  Agreement  and Plan of  Reorganization  dated  August 22, 1995
        (Form S-4, Annex I, File No. 33-64951).
PSCo
2(b) 1* Merger  Agreement  and Plan of  Reorganization  dated  August 22, 1995
       (Form 8-K, dated August 22, 1995, File No. 1-3280 - Exhibit 2).
SPS
2(c) 1* Agreement and Plan of Reorganization dated August 22,  1995  (Form 8-K,
        Exhibit 2, dated August 22, 1995).

3 (i)  Articles of Incorporation
NCE
3(a) 1* Restated Articles of Incorporation date December 8, 1995 (Form S-4,
         Exhibit 3(a)).

PSCo
3(a) 1  Amended and Restated Articles of Incorporation dated September 19, 1997

SPS
3(a) 2  Amended and Restated Articles of Incorporation dated September 30, 1997.

3 (ii)  By-Laws
NCE
3(b) 1* Restated Bylaws of New Century Energies, Inc. (Form S-4, Exhibit 3(b)).

PSCo
3(b) 1  By-laws dated November 20, 1997.

SPS
3(b) 2  By-laws dated September 29, 1997.

4  Instruments Defining the Rights of Security Holders, Including Indentures
NCE
4(a)1* Rights Agreement, dated as of August 1, 1997, between New Century Energies, Inc. and the Bank of New York, as Rights Agent (Form 8-K, August 1, 1997-Exhibit 1).

PSCo
4(a) 1* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4(a) 2* Indentures supplemental to Indenture dated as of December 1, 1939:

                   Previous Filing:                      Previous Filing:
                   Form; Date or    Exhibit               Form; Date or    Exhibit
     Dated as of   File No.         No.    Dated as of    File No.           No.
     -----------   --------         ---    -----------    --------           ---

    Mar. 14, 1941  10, 1946         B-2    Apr. 21, 1970    8-K, Apr. 1970    1
    May 14, 1941   10, 1946         B-3    Sept. 1, 1970    8-K, Sept. 1970   2
    Apr. 28, 1942  10, 1946         B-4    Feb. 1, 1971     8-K, Feb. 1971    2
    Apr. 14, 1943  10, 1946         B-5    Aug. 1, 1972     8-K, Aug. 1972    2
    Apr. 27, 1944  10, 1946         B-6    June 1, 1973     8-K, June 1973    1
    Apr. 18, 1945  10, 1946         B-7    Mar. 1, 1974     8-K, Apr. 1974    2

    Apr. 23, 1946  10-K, 1946       B-8     Dec. 1, 1974    8-K, Dec. 1974       1
    Apr. 9, 1947   10-K, 1946       B-9     Oct. 1, 1975    S-7, (2-60082)       2(b)(3)
    June 1, 1947   S-1, (2-7075)    7(b)    Apr. 28, 1976   S-7, (2-60082)       2(b)(4)
    Apr. 1, 1948   S-1, (2-7671)    7(b)(1) Apr. 28, 1977   S-7, (2-60082)       2(b)(5)
    May 20, 1948   S-1, (2-7671)    7(b)(2) Nov. 1, 1977    S-7, (2-62415)       2(b)(3)
    Oct. 1, 1948   10-K, 1948       4       Apr. 28, 1978   S-7, (2-62415)       2(b)(4)
    Apr. 20, 1949  10-K, 1949       1       Oct. 1, 1978    10-K, 1978           D(1)
    Apr. 24, 1950  8-K, Apr. 1950   1       Oct. 1, 1979    S-7, (2-66484)       2(b)(3)
    Apr. 18, 1951  8-K, Apr. 1951   1       Mar. 1, 1980    10-K, 1980           4(c)
    Oct. 1, 1951   8-K, Nov. 1951   1       Apr. 28, 1981   S-16, (2-74923)      4(c)
    Apr. 21, 1952  8-K, Apr. 1952   1       Nov. 1, 1981    S-16, (2-74923)      4(d)
    Dec. 1, 1952   S-9, (2-11120)   2(b)(9) Dec. 1, 1981    10-K, 1981           4(c)
    Apr. 15, 1953  8-K, Apr. 1953   2       Apr. 29, 1982   10-K, 1982           4(c)
    Apr. 19, 1954  8-K, Apr. 1954   1       May 1, 1983     10-K, 1983           4(c)
    Oct. 1, 1954   8-K, Oct. 1954   1       Apr. 30, 1984   S-3, (2-95814)       4(c)
    Apr. 18, 1955  8-K, Apr. 1955   1       Mar. 1, 1985    10-K, 1985           4(c)
    Apr. 24, 1956  10-K, 1956       1       Nov. 1, 1986    10-K, 1986           4(c)
    May 1, 1957    S-9, (2-13260)  2(b)(15) May 1, 1987     10-K, 1987           4(c)
    Apr. 10, 1958  8-K, Apr. 1958   1       July 1, 1990    S-3, (33-37431)      4(c)
    May 1, 1959    8-K, May 1959    2       Dec. 1, 1990    10-K, 1990           4(c)
    Apr. 18, 1960  8-K, Apr. 1960   1       Mar. 1, 1992    10-K, 1992           4(d)
    Apr. 19, 1961  8-K, Apr. 1961   1       Apr. 1, 1993    10-Q, June 30, 1993  4(a)
    Oct. 1, 1961   8-K, Oct. 1961   2       June 1, 1993    10-Q, June 30, 1993  4(b)
    Mar. 1, 1962   8-K, Mar. 1962  3(a)     Nov. 1, 1993    S-3, (33-51167)      4(a)(3)
    June 1, 1964   8-K, June 1964   1       Jan. 1, 1994    10-K, 1993           4(a)(3)
    May 1, 1966    8-K, May 1966    2       Sept. 2, 1994   8-K, Sept. 1994      4(a)
    July 1, 1967   8-K, July 1967   2       May 1, 1996     10Q, June 30, 1996   4(a)
    July 1, 1968   8-K, July 1968   2       Nov. 1, 1996    10-K, 1996           4(a)(3)
    Apr. 25, 1969  8-K, Apr. 1969   1       Feb. 1, 1997    10-Q, Mar. 31, 1997  4(a)

4(b) 1* Indenture, dated as of October 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, September 30, 1993 -
         Exhibit 4(a)).

4(b) 2*  Indentures supplemental to Indenture dated as of October 1, 1993:

                          Previous Filing:
                           Form; Date or            Exhibit
         Dated as of         File No.                  No.
         -----------         --------                  ---

         November 1, 1993     S-3, (33-51167)       4(b)(2)
         January 1, 1994      10-K, 1993            4(b)(3)
         September 2, 1994    8-K, Sept. 1994       4(b)
         May 1, 1996          10-Q, June 30, 1996   4(b)
         November 1, 1996     10-K, 1996            4(b)(3)
         February 1, 1997     10-Q, Mar. 31, 1997   4(b)

SPS
4(a) 1* Indenture, dated as of August 1, 1946, providing for the issuance of First Mortgage Bonds (Registration No. 2-6910, Exhibit 7-A).

4(b) 1*  Indentures supplemental to Indenture dated as of August 1, 1946:

                              Previous Filing:
                               Form; Date or            Exhibit
         Dated as of             File No.                  No.
         -----------             --------                  ---

         February 1, 1967         2-25983                 2-S
         October 1, 1970          2-38566                 2-T
         February 9, 1977         2-58209                 2-Y
         March 1, 1979            2-64022                 b(28)
         April 1, 1983 (two)      10-Q, May 1983          4(a)
         February 1, 1985         10-K, Aug. 1985         4(c)
         July 15, 1992 (two)      10-K, Aug. 1992         4(a)
         December 1, 1992 (two)   10-Q, Feb. 1993         4
         February 15, 1995        10-Q, May 1995          4
         March 1, 1996            333-05199               4(c)

4(c) 1* Standby Credit Agreement with Union Bank of Switzerland (Houston Agency) dated July 1, 1991 (Form 10-K, August 31, 1991 - Exhibit 4(a)).

4(d) 1* Red River  Authority for Texas  Indenture of Trust dated July 1, 1991
        (Form 10-K, August 31, 1991 - Exhibit 4(b)).

4(e) 1* Indenture dated October 21, 1996, between SPS and  Wilmington  Trust
        Company, (Form 10-Q, November 30, 1996 - Exhibit 4(a)).

4(f) 1* Supplemental Indenture dated October 21,1996, between SPS and Wilmington
        Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(b)).

4(g) 1* Guarantee Agreement dated October 21, 1996, between SPS and  Wilmington
        Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(c)).

4(h) 1* Amended and Restated Trust Agreement dated October 21, 1996, among SPS, David M. Wilks, as initial depositor, Wilmington Trust Company and the administrative trustees named therein (Form 10-Q, November 30, 1996
          -  Exhibit 4(d)).

4(i) 1* Agreement as to Expenses dated October  21,  1996,   between  SPS  and
        Southwestern Public Service Capital I,(Form 10-K, December 31, 1996
        - Exhibit F).

Material Contracts
NCE
10(a) 1  Form of Key Executive Change in Control Agreement.

10(b) 2*+ Employment Agreement, effective August 1, 1997, between the Company and Mr. Bill D. Helton (Form S-4, Annex I, File No. 33-64951).

10(b) 3*+ Employment Agreement, effective August 1, 1997, between the Company and Mr. Wayne H. Brunetti (Form S-4, Annex I, File No. 33-64951).

PSCo
10(a) 1* Settlement Agreement dated February 9, 1996 between the Company and the United States Department of Energy (Form 10-K, December 31, 1995
         - Exhibit 10(a)(1)).

10(a) 2* Settlement Agreement dated June 27, 1979 between the Registrant and General Atomic Company(Form S-7, File No. 2-66484-Exhibit 5(a)(1)).

10(a) 3* Services Agreement executed June 27, 1979 and effective as of January
         1, 1979 between the Registrant and General Atomic Company (Form S-7, File No. 2-66484 - Exhibit 5(a)(3)).

10(c)1* Amended and Restated Coal Supply Agreement entered into October 1, 1984 but made effective as of January 1, 1976 between the Registrant and Amax Inc. on behalf of its division, Amax Coal Company (Form 10-K, December 31, 1984 - Exhibit 10(c)(1)).

10(c)2* First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (Form 10-K, December 31, 1988 -Exhibit 10(c)(2).**

10(e)1*+ Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Form 10-K, December 31, 1991 - Exhibit 10(e)(2)).

10(e)3*+  Executive  Savings  Plan  (Form  10-K,  December  31,  1991 -  Exhibit
          10(e)(5)).

10(e) 4*+ Form of Key Executive Severance Agreement, as amended on August 22, and November 27, 1995. (Form 10-K, December 31, 1995 - Exhibit 10(3)
          (4)).

SPS
10(a) 1* Coal Supply Agreement (Harrington Station) between SPS and TUCO, dated
         May 1, 1979 (Form 8-K, May 14, 1979 - Exhibit 3).

10(b) 1* Master Coal Service Agreement between Swindell-Dressler  Energy  Supply
         Company and TUCO, dated July 1, 1978 (Form 8-K, May 14, 1979 - Exhibit 5(A)).

10(c) 1* Guaranty of Master Coal Service Agreement between  Swindell-Dressler
         Energy Supply Company and TUCO (Form 8-K, May 14, 1979 - Exhibit 5(B)).

10(d) 1* Coal Supply Agreement (Tolk Station) between SPS and TUCO dated April
         30, 1979, as amended November 1, 1979 and December 30, 1981 (Form 10-Q, February 28, 1982 - Exhibit 10(b)).

10(e) 1*+Master Coal Service Agreement  between  Wheelabrator  Coal Services Co.
         and TUCO dated December 30, 1981, as amended November 1, 1979 and December 30, 1981 (Form 10-Q, February 28, 1982 - Exhibit 10(c)).

10(f) 1*+Incentive Compensation Plan (an Executive  Management Plan) as amended
         July 23, 1996 (Form 10-K, August 31, 1996 - Exhibit 10(a)).

10(g) 1*+ 1989 Stock Incentive Plan as amended April 23, 1996 (Form 10-K, August
          31, 1996 - Exhibit 10(b)).

10(h) 1*+ Director's Deferred Compensation Plan as amended January 10, 1990
          (Form 10-K, August 31, 1996 - Exhibit 10(c)).

10(i) 1*+ Supplemental Retirement Income Plan as  amended  July 23,  1991 (Form
          10-K, August 31, 1996 - Exhibit 10(e)).

10(j) 1*+ EPS Performance Unit Plan dated October 27, 1992 (Form 10-K,
          August 31, 1996 - Exhibit 10(a)).

12  Statement Re Computation of Ratios

12(a) PSCo Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 116 herein.

12(b) PSCo Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 117 herein.

12(c) SPS Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 118 herein.

12(d) SPS Computation of Ratio of Consolidated Earnings to ConsolidatedCombined Fixed Charges and Preferred Stock Dividends is set forth at page 119 herein.

21     Subsidiaries of the Registrant

23(a)  Consent of Arthur Andersen LLP is set forth at page 134 herein.

23(b)  Consent of Deloitte & Touche LLP is set forth at page 135 herein.

24     Power of Attorney is set forth at page 135 herein.

27  Financial Data Schedule UT
27 (a)   Financial Data Schedule for NCE as of December 31, 1997

27 (b)   Financial Data Schedule for PSCo as of December 31, 1997

27 (c)   Financial Data Schedule for SPS as of December 31, 1997

--------------
*   Previously filed as indicated and incorporated herein by reference.
+   Management contracts of compensatory plans or arrangements.