Form 10-Q
period 1998-03-31
NEW CENTURY ENERGIES INC
filed 1998-05-15
CIK 1004858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

            Exact name of registrant as specified in its
            charter, State or other jurisdiction of
            incorporation or organization, Address of
Commission  principal executive offices and Registrant's      IRS Employer
File Number Telephone Number, including area code             Identification No.
----------- -------------------------------------             ------------------

1-12927    NEW CENTURY ENERGIES, INC.                            84-1334327
           (a Delaware Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3280     PUBLIC SERVICE COMPANY OF COLORADO                    84-0296600
           (a Colorado Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3789     SOUTHWESTERN PUBLIC SERVICE COMPANY                   75-0575400
           (a New Mexico Corporation)
           Tyler at Sixth
           Amarillo, Texas  79101
           Telephone (303) 571-7511
                             -------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On May 11, 1998, 111,266,057 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $5,215,596,422.

Southwestern Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements .............................................  1

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 29


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 39

Item 6.  Exhibits and Reports on Form 8-K.................................. 39








This combined Form 10-Q is separately filed by New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to information relating to the other registrants.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                         FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, and other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
-----------------------                                           ----

AEP.....................................................American Electric Power
CDPHE......................................Colorado Department of Public Health
                                              and Environment
Cheyenne.................................Cheyenne Light, Fuel and Power Company
CPUC...................The Public Utilities Commission of the State of Colorado
Denver District Court ................................District Court in and for
                                                  the City and County of Denver
DOE........................................................Department of Energy
DSM......................................................Demand Side Management
DSMCA....................................Demand Side Management Cost Adjustment
Dth...................................................................Dekatherm
ECA......................................................Energy Cost Adjustment
e prime..........................................e prime, inc. and subsidiaries
FERC.......................................Federal Energy Regulatory Commission
Fort St. Vrain ......................Fort St. Vrain Electric Generating Station,
                                          formerly a nuclear generating station
Fuelco ..........................................Fuel Resources Development Co.,
                                               a dissolved Colorado Corporation
GCA.........................................................Gas Cost Adjustment
ICA...................................................Incentive Cost Adjustment
Kwh...............................................................kilowatt-hour
Merger............................the business combination between PSCo and SPS
Natural Fuels.........................................Natural Fuels Corporation
NCE or Company.......................................New Century Energies, Inc.
NC Enterprises.............................................NC Enterprises, Inc.
NCI.............................................New Century International, Inc.
NMPUC......................................New Mexico Public Utility Commission
NOx..............................................................Nitrogen Oxide
PSCo.........................................Public Service Company of Colorado
PUHCA................................Public Utility Holding Company Act of 1935
PSCCC............................................PS Colorado Credit Corporation
PUCT.........................................Public Utility Commission of Texas
QF..........................................................Qualifying Facility
Quixx........................................Quixx Corporation and subsidiaries
SEC..........................................Securities and Exchange Commission
SO2..............................................................Sulfur Dioxide
SPS.........................................Southwestern Public Service Company
SFAS 71....................Statement of Financial Accounting Standards No. 71 -
                   "Accounting for the Effects of Certain Types of Regulation"
SFAS 112..................Statement of Financial Accounting Standards No. 112 -
                   "Employers' Accounting for Postemployment Benefits"
SFAS 121..................Statement of Financial Accounting Standards No. 121 -
      "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
         to Be Disposed Of"
Thunder Basin........................................Thunder Basin Coal Company
UE.............................Utility Engineering Corporation and subsidiaries
WGI....................................................WestGas InterState, Inc.
Yorkshire Electricity..........................Yorkshire Electricity Group plc
Yorkshire Power......................................Yorkshire Power Group Ltd.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)


                                    ASSETS

                                                       March 31,    December 31,
                                                         1998          1997
                                                         ----          ----
                                                      (Unaudited)

Property, plant and equipment, at cost:
   Electric ........................................  $6,735,650    $6,703,863
   Gas..............................................   1,152,410     1,136,231
   Steam and other..................................     107,570       120,322
   Common to all departments........................     469,054       437,636
   Construction in progress.........................     374,063       318,124
                                                         -------       -------
                                                       8,838,747     8,716,176
   Less: accumulated depreciation ..................   3,237,807     3,182,800
                                                       ---------     ---------
     Total property, plant and equipment............   5,600,940     5,533,376
                                                       ---------     ---------



Investments, at cost:
   Investment in Yorkshire Power and other
      unconsolidated  subsidiaries (Note 2).........     299,077       295,316
   Other............................................      66,123        71,411
                                                         -------        ------
    Total investments........................... ...     365,200       366,727
                                                         -------       -------

Current assets:
   Cash and temporary cash investments................    76,005        72,623
   Accounts receivable, less reserve for uncollectible
     accounts ($5,143 at March 31, 1998; $5,355 at
     December 31, 1997) .... .........................   300,166       315,539
   Accrued unbilled revenues..........................   103,830       110,877
   Recoverable purchased gas and electric energy costs
      - net ..........................................   101,765       129,292
   Materials and supplies, at average cost............    65,037        68,411
   Fuel inventory, at average cost....................    22,094        23,162
   Gas in underground storage, at cost (LIFO).........    14,923        47,394
   Prepaid expenses and other.........................    57,402        56,868
                                                          ------        ------
    Total current assets..............................   741,222       824,166
                                                         -------       -------

Deferred charges:
   Regulatory assets (Note 1).........................   417,918       430,475
   Unamortized debt expense ..........................    20,276        20,833
   Other..............................................   144,337       134,704
                                                         -------       -------
    Total deferred charges............................   582,531       586,012
                                                         -------       -------
                                                      $7,289,893    $7,310,281
                                                      ==========    ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                       March 31,    December 31,
                                                         1998          1997
                                                         ----          ----
                                                      (Unaudited)

Common stock ........................................ $1,716,152    $1,694,195
Retained earnings....................................    680,667       659,050
                                                         -------       -------
    Total common equity..............................  2,396,819     2,353,245

Preferred stock of subsidiaries:
   Not subject to mandatory redemption...............    140,002       140,002
   Subject to mandatory redemption at par............     39,253        39,253
SPS obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures of SPS ...................    100,000       100,000
Long-term debt of subsidiaries ......................  1,986,183     1,987,955
                                                       ---------     ---------
                                                       4,662,257     4,620,455

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions .......................................     65,089        62,716
   Employees' postemployment benefits ...............     27,319        27,953
                                                          ------        ------
    Total noncurrent liabilities.....................     92,408        90,669
                                                          ------        ------

Current liabilities:
   Notes payable and commercial paper ...............    608,761       588,343
   Long-term debt due within one year................    207,486       257,469
   Preferred stock subject to mandatory redemption
     within one year ................................      2,576         2,576
   Accounts payable..................................    228,253       298,469
   Dividends payable.................................     69,083        68,296
   Customers' deposits...............................     29,153        27,993
   Accrued taxes.....................................    121,668        66,587
   Accrued interest..................................     36,456        52,615
   Current portion of accumulated deferred income
     taxes ..........................................     23,773        27,391
   Other.............................................     83,602        87,380
                                                          ------        ------
    Total current liabilities........................  1,410,811     1,477,119
                                                       ---------     ---------

Deferred credits:
   Customers' advances for construction..............     52,778        53,041
   Unamortized investment tax credits ...............    104,868       106,147
   Accumulated deferred income taxes.................    918,057       922,341
   Other.............................................     48,714        40,509
                                                         -------        ------
    Total deferred credits...........................  1,124,417     1,122,038
                                                       ---------     ---------

Commitments and contingencies (Notes 3 and 4)........  ---------     ---------
                                                      $7,289,893    $7,310,281
                                                      ==========    ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                            Three Months Ended
                                                                 March 31,
                                                               1998      1997
                                                               ----      ----
Operating revenues:
   Electric...........................................     $ 599,988  $ 588,357
   Gas................................................       319,707    291,624
   Other..............................................        19,809     10,030
                                                             -------     ------
                                                             939,504    890,011

Operating expenses:
   Fuel used in generation............................       140,919    148,879
   Purchased power....................................       148,864    127,833
   Cost of gas sold...................................       224,912    206,989
   Other operating and maintenance expenses...........       147,681    135,121
   Depreciation and amortization......................        62,418     61,167
   Taxes (other than income taxes) ...................        32,873     34,022
                                                             -------     ------
                                                             757,667    714,011
Operating  income.....................................       181,837    176,000

Other income and deductions:
   Merger expenses....................................          (785)    (4,058)
   Equity in earnings of Yorkshire Power and other
     unconsolidated subsidiaries (Note 2).............         3,752        253
   Miscellaneous income and deductions - net..........        (2,183)    (1,534)
                                                              ------     ------
                                                                 784     (5,339)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................        40,473     39,421
   Other interest.....................................         8,494      4,917
   Allowance for borrowed funds used during construction      (4,506)    (2,301)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ...........         1,963      1,963
   Dividend requirements on preferred stock of subsidiaries    2,929      2,943
                                                               -----      -----
                                                              49,353     46,943

Income before income taxes............................        133,268   123,718
Income taxes..........................................         47,119    45,562
                                                              -------   -------
Net income............................................        $86,149   $78,156
                                                              =======   =======

Weighted average common shares outstanding............        110,973   103,994
                                                              =======   =======

Basic and diluted earnings per share of common stock
 outstanding .........................................         $ 0.78     $0.75
                                                               ======     =====


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................      $ 86,149   $ 78,156
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        64,887     62,162
     Amortization of investment tax credits...........        (1,279)    (1,314)
     Deferred income taxes............................        (6,433)    18,490
     Equity in earnings of Yorkshire Power and other
       unconsolidated subsidiaries, net...............        (3,756)         -
     Allowance for funds used during construction.....             3         (5)
     Change in accounts receivable....................        15,373     18,139
     Change in inventories............................        36,913     24,221
     Change in other current assets...................        34,040     (7,015)
     Change in accounts payable.......................       (70,216)  (107,695)
     Change in other current liabilities..............        45,221      6,414
     Change in deferred amounts.......................         5,192    (10,766)
     Change in noncurrent liabilities.................         1,738       (574)
     Other............................................             -       (296)
                                                             -------   --------
       Net cash provided by operating activities......       207,832     79,917

Investing activities:
   Construction expenditures..........................      (127,989)   (89,904)
   Allowance for equity funds used during construction            (3)         5
   Proceeds from disposition from property, plant and
     equipment .......................................           441      1,244
   Purchase of other investments......................          (214)    (1,125)
   Sale of other investments..........................         5,458      4,205
                                                              ------      -----
       Net cash used in investing activities..........      (122,307)   (85,575)

Financing activities:
   Proceeds from sale of common stock.................        13,038      7,658
   Proceeds from sale of long-term notes and bonds....             -    323,733
   Redemption of long-term notes and bonds............       (51,854)   (16,510)
   Short-term borrowings - net........................        20,418    116,425
   Dividends on common stock..........................       (63,745)   (56,536)
                                                             --------   -------
       Net cash provided by (used in)financing
         activities ..................................       (82,143)   374,770
                                                             -------    -------
       Net increase in cash and temporary cash
         investments .................................         3,382    369,112
       Cash and temporary cash investments at beginning
         of period ...................................        72,623     50,015
                                                              ------     ------
       Cash and temporary cash investments at end of
         period ......................................      $ 76,005   $419,127
                                                            ========   ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                    ASSETS

                                                         March 31,  December 31,
                                                           1998        1997
                                                           ----        ----
                                                        (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................  $4,113,935   $4,088,447
   Gas................................................   1,113,569    1,100,003
   Steam and other....................................      78,707       78,740
   Common to all departments..........................     454,162      432,840
   Construction in progress...........................     213,160      170,503
                                                           -------      -------
                                                         5,973,533    5,870,533
   Less: accumulated depreciation ....................   2,182,818    2,145,673
                                                          ---------   ---------
     Total property, plant and equipment..............   3,790,715    3,724,860
                                                         ---------    ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 2).............           -      286,703
   Note receivable from affiliate (Note 2)............     292,620            -
   Other..............................................      23,898       43,311
                                                           -------       ------
    Total investments.................................     316,518      330,014
                                                           -------      -------

Current assets:
   Cash and temporary cash investments................      19,665       18,909
   Accounts receivable, less reserve for uncollectible
     accounts ($2,006 at March 31, 1998; $2,272 at
     December 31, 1997) ..............................     180,611      191,155
   Accrued unbilled revenues .........................      83,243       94,284
   Recoverable purchased gas and electric energy costs
      - net ..........................................      86,221      103,197
   Materials and supplies, at average cost............      44,569       48,030
   Fuel inventory, at average cost....................      19,792       20,862
   Gas in underground storage, at cost (LIFO).........      14,561       46,576
   Prepaid expenses and other.........................      34,874       39,594
                                                           -------       ------
    Total current assets..............................     483,536      562,607
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     300,207      310,658
   Unamortized debt expense ..........................      10,416       10,800
   Other..............................................      61,760       55,794
                                                           -------       ------
    Total deferred charges............................     372,383      377,252
                                                           -------      -------
                                                        $4,963,152   $4,994,733
                                                        ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                         March 31,  December 31,
                                                           1998      1997
                                                           ----      ----
                                                        (Unaudited)



Common stock..........................................  $1,302,119  $1,302,119
Retained earnings.....................................     342,335     319,280
                                                           -------     -------
    Total common equity...............................   1,644,454   1,621,399

Preferred stock:
   Not subject to mandatory redemption................     140,002     140,002
   Subject to mandatory redemption at par.............      39,253      39,253
Long-term debt........................................   1,336,351   1,338,138
                                                         ---------   ---------
                                                         3,160,060   3,138,792

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................      57,964      58,695
   Employees' postemployment benefits.................      25,031      25,031
                                                           -------     -------
    Total noncurrent liabilities......................      82,995      83,726
                                                           -------     -------

Current liabilities:
   Notes payable and commercial paper.................     353,500     348,555
   Long-term debt due within one year.................     207,236     257,160
   Preferred stock subject to mandatory redemption
     within one year .................................       2,576       2,576
   Accounts payable...................................     171,238     218,773
   Dividends payable..................................      45,842      40,975
   Customers' deposits................................      22,996      21,888
   Accrued taxes......................................      94,489      42,549
   Accrued interest...................................      26,658      39,177
   Current portion of accumulated deferred income taxes     17,228      19,872
   Other..............................................      59,996      59,880
                                                            ------      ------
    Total current liabilities.........................   1,001,759   1,051,405
                                                         ---------   ---------
Deferred credits:
   Customers' advances for construction...............      51,599      51,830
   Unamortized investment tax credits ................      98,158      99,355
   Accumulated deferred income taxes..................     532,550     534,246
   Other..............................................      36,031      35,379
                                                           -------     -------
    Total deferred credits............................     718,338     720,810
                                                           -------     -------

Commitments and contingencies (Notes 3 and 4).........  ----------   ----------
                                                        $4,963,152   $4,994,733
                                                        ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................      $375,446  $373,863
   Gas................................................       265,483   291,624
   Other..............................................         3,713     3,230
                                                             -------   -------
                                                             644,642   668,717

Operating expenses:
   Fuel used in generation............................        50,629    44,261
   Purchased power....................................       124,057   122,626
   Gas purchased for resale...........................       176,482   206,989
   Other operating and maintenance expenses...........        93,945    98,157
   Depreciation and amortization......................        42,896    42,937
   Taxes (other than income taxes) ...................        19,969    22,496
   Income taxes  .....................................        36,818    35,270
                                                             -------   -------
                                                             544,796   572,736
Operating income......................................        99,846    95,981

Other income and deductions:
   Merger expenses....................................           418    (1,280)
   Equity earnings in Yorkshire Power (Note 2)........         3,446         -
   Miscellaneous income and deductions - net..........        (3,303)   (1,508)
                                                             -------   -------
                                                                 561    (2,788)

Interest charges:
   Interest on long-term debt.........................         27,600   26,906
   Amortization of debt discount and expense less premium         978      928
   Other interest.....................................          5,653    3,939
   Allowance for borrowed funds used during construction       (2,721)  (1,461)
                                                               ------   ------
                                                               31,510   30,312
                                                               ------   ------

Net income............................................         68,897   62,881
Dividend requirements on preferred stock..............          2,929    2,943
                                                              -------  -------
Earnings available for common stock...................        $65,968  $59,938
                                                              =======  =======



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................      $68,897    $62,881
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................       44,124     43,932
     Amortization of investment tax credits...........       (1,197)    (1,252)
     Deferred income taxes............................         (801)    23,609
     Equity in earnings of Yorkshire Power............       (3,446)         -
     Change in accounts receivable....................       10,165     14,528
     Change in inventories............................       36,546     24,592
     Change in other current assets...................       32,739    (15,659)
     Change in accounts payable.......................      (46,326)   (99,862)
     Change in other current liabilities..............       39,889     15,366
     Change in deferred amounts.......................       (2,194)        85
     Change in noncurrent liabilities.................         (732)       264
     Other............................................            -       (296)
                                                            -------   --------
       Net cash provided by operating activities......      177,664     68,188

Investing activities:
   Construction expenditures..........................     (107,298)   (57,545)
   Proceeds from disposition of property, plant and
     equipment .......................................        1,393      1,244
   Purchase of other investments......................         (152)      (418)
   Sale of other investments..........................        5,026      4,205
                                                            -------     ------
       Net cash used in investing activities..........     (101,031)   (52,514)

Financing activities:
   Proceeds from sale of common stock.................            -      7,658
   Proceeds from sale of long-term notes and bonds....            -    323,733
   Redemption of long-term notes and bonds............      (51,800)    (1,755)
   Short-term borrowings - net........................       16,899     50,675
   Dividends on common stock..........................      (38,047)   (34,030)
   Dividends on preferred stock.......................       (2,929)    (2,943)
                                                            -------    -------
       Net cash provided by (used in) financing
          activities .................................       (75,877)  343,338
                                                             -------   -------
       Net increase in cash and temporary cash
          investments ................................           756   359,012
       Cash and temporary cash investments at beginning
          of period ..................................        18,909     9,406
       Cash and temporary cash investments at end of
          period .....................................     $  19,665  $368,418
                                                           =========  ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                         March 31,  December 31,
                                                           1998       1997
                                                           ----       ----
                                                        (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................   $2,562,573  $2,557,579
   Construction in progress...........................      157,435     144,452
                                                          2,720,008   2,702,031
   Less: accumulated depreciation ....................    1,004,030     987,487
    Total property, plant and equipment...............    1,715,978   1,714,544
                                                          ---------   ---------



Investments, at cost:
   Notes receivable from affiliate ...................      119,036     119,036
   Other..............................................        5,894       5,832
                                                            -------     -------
    Total investments.................................      124,930     124,868
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................        9,119         986
   Accounts receivable, less reserve for uncollectible
     accounts ($2,315 at March 31, 1998; $2,442 at
     December 31, 1997) ..............................       80,540      96,548
   Accrued unbilled revenues .........................       19,727      15,468
   Recoverable electric energy costs - net............       13,057      23,086
   Materials and supplies, at average cost............       16,641      16,337
   Fuel inventory, at average cost....................        2,302       2,301
   Prepaid expenses and other.........................        3,130       3,367
                                                            -------     -------
    Total current assets..............................      144,516     158,093
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      117,164     119,244
   Unamortized debt expense ..........................        9,229       9,395
   Other..............................................       53,538      55,349
                                                            -------     -------
    Total deferred charges............................      179,931     183,988
                                                            -------     -------
                                                         $2,165,355  $2,181,493
                                                         ==========  ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONSDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                         March 31,  December 31,
                                                           1998        1997
                                                           ----        ----
                                                       (Unaudited)


Common stock..........................................  $  348,402   $ 348,402
Retained earnings.....................................     343,125     349,988
                                                           -------     -------
    Total common equity...............................     691,527     698,390

SPS obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of SPS .....................     100,000     100,000
Long-term debt........................................     620,667     620,598
                                                           -------     -------
                                                         1,412,194   1,418,988

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................       4,153       3,800
   Employees' postemployment benefits.................       1,812       2,446
                                                           -------     -------
    Total noncurrent liabilities......................       5,965       6,246
                                                           -------     -------

Current liabilities:
   Notes payable and commercial paper.................     158,762     154,244
   Notes payable to affiliates........................      17,660      25,160
   Long-term debt due within one year.................         114         173
   Accounts payable...................................      98,325     107,465
   Dividends payable..................................      25,002      22,546
   Customers' deposits................................       5,515       5,471
   Accrued taxes......................................      31,168      28,051
   Accrued interest...................................       9,320      12,715
   Current portion of accumulated deferred income taxes      6,174      10,740
   Other..............................................       6,291       7,415
                                                           -------     -------
    Total current liabilities.........................     358,331     373,980
                                                           -------     -------

Deferred credits:
   Unamortized investment tax credits ................       5,406       5,469
   Accumulated deferred income taxes .................     374,113     372,447
   Other..............................................       9,346       4,363
                                                           -------     -------
    Total deferred credits............................     388,865     382,279
                                                           -------     -------

Commitments and contingencies (Notes 3 and 4).........
                                                        $2,165,355  $2,181,493
                                                        ==========  ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................     $199,732   $214,495
   Other..............................................            -      6,800
                                                            -------    -------
                                                            199,732    221,295

Operating expenses:
   Fuel used in generation............................       90,290    104,618
   Purchased power....................................        2,641      5,207
   Other operating & maintenance expenses.............       34,396     36,965
   Depreciation and amortization......................       17,776     18,230
   Taxes (other than income taxes) ...................       12,065     11,526
   Income taxes ......................................       11,225     10,292
                                                            -------    -------
                                                            168,393    186,838
                                                            -------    -------
Operating income......................................       31,339     34,457

Other income and deductions:
   Merger expenses....................................       (1,203)    (2,778)
   Miscellaneous income and deductions - net .........        2,278        275
                                                            -------    -------
                                                              1,075     (2,503)

Interest charges:
   Interest on long-term debt.........................       10,943     11,025
   Amortization of debt discount and expense less premium       561        562
   Other interest.....................................        2,579      1,026
   Allowance for borrowed funds used during construction     (1,771)      (840)
   Dividends on SPS obligated mandatorily redeemable
    preferred  securities of subsidiary trust holding
    solely subordinated debentures of SPS ............        1,963      1,963
                                                              -----      -----
                                                             14,275     13,736
                                                             ------     ------

Net income............................................      $18,139    $18,218
                                                            =======    =======


         Theaccompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                              1998       1997
                                                              ----       ----

Operating activities:
   Net income.........................................      $18,139    $18,218
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................       18,859     18,230
     Amortization of investment tax credits...........          (63)       (62)
     Deferred income taxes............................       (4,969)    (5,119)
     Allowance for funds used during construction.....            3         (5)
     Change in accounts receivable....................       16,008      3,611
     Change in inventories............................         (305)      (371)
     Change in other current assets...................        6,008      8,644
     Change in accounts payable.......................       (9,140)    (7,833)
     Change in other current liabilities..............       (1,359)    (8,952)
     Change in deferred amounts.......................       10,438    (10,851)
     Change in noncurrent liabilities.................         (279)      (838)
                                                            -------    -------
       Net cash provided by operating activities......       53,340     14,672

Investing activities:
   Construction expenditures..........................      (18,601)   (32,359)
   Allowance for equity funds used during construction           (3)         5
   Cost of disposition of property, plant and equipment      (1,013)         -
   Purchase of other investments......................          (62)      (707)
                                                            -------    -------
       Net cash used in investing activities..........      (19,679)   (33,061)

Financing activities:
   Redemption of long-term notes and bonds............            -    (14,755)
   Short-term borrowings - net........................       (2,982)    65,750
   Dividends on common stock..........................      (22,546)   (22,506)
                                                            -------    -------
       Net cash provided by (used in) financing
          activities .................................      (25,528)    28,489
                                                            -------     ------
       Net increase in cash and temporary cash
          investments ................................        8,133     10,100
       Cash and temporary cash investments at beginning
          of period ..................................          986     40,609
                                                                ---     ------
       Cash and temporary cash investments at end of
          period .....................................     $  9,119   $ 50,709
                                                           ========   ========



            The accompanying notes to condensed financial statements
               are an integral part of these financial statements

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

      Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, were transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million to NC Enterprises.

      The NCE consolidated condensed financial statements reflect the accounting for the Merger as a pooling of interests. The Company's 1997 consolidated condensed statements of income and cash flows include the consolidated financial statements for both PSCo and SPS for the three months ended March 31, 1997.

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

      The  following   regulatory  assets  are  reflected  in  the  accompanying
condensed consolidated balance sheets (in thousands):

March 31, 1998                              NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes .......................     $158,889       $80,816       $78,604
Nuclear decommissioning costs.......       75,252        75,252              -
Employees' postretirement benefits
  other than pensions ..............       61,613        58,620          2,993
Early retirement costs..............        5,703         4,430          1,273
Employees' postemployment
  benefits (Note 3) ................       24,335        23,835              -
Demand-side management costs........       41,898        37,824          4,074
Unamortized debt reacquisition costs       35,824        17,285         17,960
Thunder Basin judgment (Note 3).....        4,921             -          4,921
Other...............................        9,483         2,145          7,339
                                           ------        ------         ------
  Total.............................     $417,918      $300,207       $117,164
                                         ========      ========       ========

December 31, 1997                           NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes........................     $162,985       $84,356        $79,161
Nuclear decommissioning costs.......       76,881        76,881              -
Employees' postretirement benefits
  other than pensions...............       63,023        59,995          3,028
Early retirement costs..............        8,008         6,645          1,363
Employees' postemployment
  benefits (Note 3) ................       24,455        23,932              -
Demand-side management costs........       42,503        38,518          3,985
Unamortized debt reacquisition costs       36,717        17,791         18,344
Thunder Basin judgment (Note 3).....        5,912             -          5,912
Other...............................        9,991         2,540          7,451
                                           ------        ------         ------
  Total.............................     $430,475      $310,658       $119,244
                                         ========      ========       ========

      The regulatory assets of the Company's regulated subsidiaries as of March 31, 1998 and December 31, 1997 are reflected in rates charged to customers over periods ranging from two to thirty years. The Company believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and SPS's financial position, results of operations or cash flows.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's earnings test filing, PSCo has requested approval to recover its electric jurisdictional portion of the postemployment benefit costs regulatory asset totaling approximately $15 million over three years. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written off (see Note 3. Regulatory Matters - Electric Department Earnings Test and Quality of Service Plan).

      As of March 31, 1998, SPS has approximately $4.9 million in regulatory assets associated with the Thunder Basin judgment. The judgment amount paid is recoverable from customers subject to review by various regulatory agencies (see
Note 3. Regulatory Matters - Electric and Gas Cost Adjustment Mechanisms).

Non-utility Subsidiaries and International Investments

      The Company's non-utility subsidiaries are principally involved in engineering, design and construction management, non-regulated energy services, including gas and power marketing, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 2. Investment in Yorkshire Power). Financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses which are translated at average current exchange rates during each reporting period.

Statements of Cash Flows - Non-cash Transactions:

      Effective February 26, 1998, the Company issued 222,362 shares of its common stock, valued at the market price on date of issuance of approximately $10 million to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. Prior to the Merger, during 1997, PSCo issued 250,058 shares of its common stock to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies valued at the market price on date of issuance of approximately $10 million. The estimated issuance values were recognized in other operating expenses during the respective preceding years.

      On March 31, 1998, PSCo sold its common stock investment in NCI (at net book value of approximately $292.6 million) to NC Enterprises, a subsidiary of NCE. Consideration paid by NC Enterprises for such sale was a 20 year 7.02% promissory note (see Note 2. Investment in Yorkshire Power).

Comprehensive Income

      The Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, effective January 1, 1998. The individual and cumulative components of other comprehensive income are not material to the Company and its subsidiaries.

General

      See Note 1. of the Notes to Consolidated Financial Statements in NCE's, PSCo's and SPS' 1997 Annual Report on Form 10-K for a summary of the companies and their subsidiaries significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's classification.

2. Investment in Yorkshire Power (NCE and PSCo)

      During the second quarter of 1997, Yorkshire Power, a subsidiary equally owned by PSCo, through NCI, and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since April 1, 1997. NCI's equity earnings in Yorkshire Power is 50%, the same as its ownership share.

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

     As approved by the SEC on May 14, 1998 under the PUHCA, effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20 year promissory note from NC Enterprises in the amount of approximately $292.6 million. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo.

      Summarized income statement information for the three months ended March 31, 1998 is presented below (in millions):

    Yorkshire Power:
      Operating revenues.......................    $  663.2
                                                   --------

      Operating income.........................        89.7
                                                   --------

      Net income (1)...........................    $    6.9
                                                   ========

      NCI's equity in earnings of Yorkshire Power  $    3.4
                                                   ========

  (1)Includes a penalty, which was applicable to all United Kingdom regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition for the period April 1998 to September 1998 (Yorkshire Power's portion was $8.3 million).

      The unaudited pro forma financial information presented below for NCE assumes that Yorkshire Power was acquired on January 1, 1997. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with the investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power were based on historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings of Yorkshire Power has been converted at the average exchange rates for the quarter ended March 31, 1998 and March 31, 1997, of $1.646/pound and $1.632/pound, respectively.

      Based on the above assumptions, shown below is unaudited pro forma financial information for the three months ended March 31, 1998 and 1997 (in millions, except per share amounts):

                                                      NCE Earnings
                                             Available for
                                             common stock     Per share (1)
                                             ------------     -------------
                                              1998   1997     1998    1997
                                              ----   ----     ----    ----

Net income.............................      $86.1  $ 78.2    $0.78   $0.75
                                                              =====   =====
Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net of
   U.S. tax benefits (2)...............          -   (10.1)

  Interest expense, net of tax.........          -    (3.5)
                                             -----   ------
Pro forma result.......................      $86.1  $ 64.6    $0.78   $0.62
                                             =====  ======    =====   =====

  (1) Based on the weighted average number of common shares outstanding for the period.
  (2) The first quarter of 1997 amount includes $24.0 million ($17.9 million after-tax) of write-offs related to certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

      The unaudited pro forma financial information presented below for PSCo assumes that NCI (primarily representing Yorkshire Power) was sold to NC Enterprises effective January 1, 1997. NCI was formed in connection with the investment in Yorkshire Power and had no operations during the first three months of 1997. The pro forma adjustments represent the removal of NCI's net income from PSCo for the first quarter of 1998 and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises.

      Based upon the above assumptions, shown below is unaudited pro forma financial information for the three months ended March 31, 1998 (in millions):

                                                               PSCo
                                                             Earnings
                                                               1998
                                                               ----

Net income...............................................     $ 68.9

Pro forma adjustments:

  NCI's net income ......................................       (2.8)
  Interest income from promissory note, net of tax.......        3.3
                                                              ------

Pro forma result.........................................     $ 69.4
                                                              ======

3. Regulatory Matters (NCE, PSCo and SPS)

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

      Subsequent to the CPUC's decision approving the Merger, the CPUC approved the recovery of merger costs, amortized from the effective date of the Merger through December 31, 2001. PSCo has expensed merger costs as incurred and recovery of such costs will be reflected in the electric department earnings test, discussed below in Electric Department Earnings Test and Quality of Service Plan. Merger costs attributable to Colorado gas retail customers were included in the gas rate case approved by the CPUC, discussed below in Rate Cases- PSCo Retail Gas.

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

SPS

New Mexico

      On November 17, 1997, the NMPUC issued an order investigating SPS's rates. In the order, the NMPUC determined that because of the rapid changes occurring in the electric industry there is a need for the NMPUC to require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS filed a compliance filing on May 5, 1998, proposing a $1.7 million annual rate reduction for certain retail customers in New Mexico, which incorporates the $1.2 million guaranteed minimum annual credits, discussed above.

Wholesale - FERC

      On December 19, 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case directing the FERC to reconsider SPS's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, the required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge ("ALJ") issued a favorable initial decision that, if approved by the FERC, would result in a substantial revenue recovery for SPS. Negotiated settlements with SPS's partial requirements customers and TNP were approved by the FERC in July 1993 and September 1993, respectively, and SPS received approximately $2.8 million, including interest. In a settlement with SPS's New Mexico rural electric cooperative customers, SPS received approximately $7.0 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, the Golden Spread member cooperatives and Lyntegar Electric Cooperative, have not been achieved. On May 5, 1998, the FERC issued its opinion substantially modifying the ALJ's initial decision, raising issues which may lower amounts previously expected to be recoverable from wholesale customers. SPS is evaluating the impact of the FERC's order.

Cheyenne

      On May 12, 1997, Cheyenne filed an application with the WPSC for an overall annual increase in retail gas revenues of approximately $1.25 million. On September 23, 1997, the WPSC approved an increase in retail gas revenues of approximately $1.19 million with an 11.71% return on equity, effective October 1, 1997.

Electric and Gas Cost Adjustment Mechanisms

PSCo

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its then present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. As of March 31, 1998, PSCo has deferred approximately $1.2 million, as recoverable fuel and energy costs. Management does not believe the cost adjustment mechanism will have a significant impact on the Company's results of operations, financial position or cash flows.

      The CPUC had a docket to review and prescribe a standardized GCA process to determine the prudence of gas commodity and pipeline delivery service costs incurred by gas utilities. Other issues addressed in this docket included whether the GCA should be maintained in its present form, altered or eliminated. The CPUC issued an order on May 7, 1997, which provides for the current GCA to be maintained and the adoption of certain standardized filing and gas purchase reporting requirements. In early 1998, the CPUC issued another Notice of Proposed Rulemaking seeking comments on various customer notice and reporting requirements related to changes in gas costs. On March 25, 1998, the CPUC decision was issued with no material changes to the GCA.

SPS

Texas

      A PUCT substantive rule requires periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT's regulations, SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. SPS will file a reconciliation in 1998 for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through
December 1997. For this same period, SPS had approximately $21.2 million in underrecovered fuel costs associated with the Texas retail jurisdiction. Currently, Texas retail customers are being surcharged for approximately $6.4 million of such underrecovered fuel costs. This surcharge does not include the Thunder Basin judgment discussed below.

      On May 1, 1995, SPS filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring SPS to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required SPS to pass through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed SPS to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and SPS was ordered to flow through 100% of the non-firm off-system sales margin effective with the first billing cycle after the date of the order. Upon appeal by SPS to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. SPS appealed the decision and on January 29, 1998 the Texas Court of Appeals upheld the PUCT decision to disallow fuel costs. On March 16, 1998, SPS filed an appeal to the Supreme Court of Texas.

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

      On April 1, 1998, PSCo filed with the CPUC its proposed Performanced-Based Regulatory Plan adjustment for calendar year 1997. This adjustment will provide the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold resulting from the 1997 electric department earnings test, net of QSP reward earned revenue. As of December 31, 1997, PSCo recorded an estimated customer refund obligation of approximately $16.4 million related to the 1997 electric department earnings test, net of QSP rewards. As of March 31, 1998, PSCo has recorded a liability of approximately $5.6 million for the 1998 electric department earnings test.

4. Commitments and Contingencies (NCE, PSCo and SPS)

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

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRP's. On December 16, 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis PSCo failed to follow CERCLA guidelines in the cleanup. On January 15, 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds of were $1.2 million.

      PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, complaints were filed by PSCo against all applicable insurance carriers in the Denver District Court. On June 30, 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. On August 27, 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals. Two carriers were excluded from this proceeding; subsequently, one carrier received approval to be dismissed on the same basis as the other carriers. In March 1998, PSCo reached a settlement with the remaining carrier. The Company is pursuing the recovery of $3.3 million net costs in the electric department earnings test over a three year period.

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

      SPS installed two new gas turbines at its Cunningham Station in 1997. The two gas turbine units have undergone performance testing to meet the requirements of the air quality permit. The test results indicated the units may not be in compliance with certain emission limitations. SPS is working with the vendor and the New Mexico Environmental Department to ensure compliance with all permit limits.

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

Hayden Steam Electric Generating Station

      On May 21, 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement which effectively resolved this litigation. The Company is completing the installation of the emission control equipment.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and
2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A settlement conference was held in February 1998, although no settlement was reached. Resolution of this matter may require installation of emission control equipment. Management does not believe that this potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations, or cash flows.

Pepsi Center

      Hazardous substances resulting from manufactured gas plant operations have been identified at the site of the Pepsi Center, a sports arena under construction in lower downtown Denver. The site owners have approached PSCo, seeking recovery of most of the costs of cleanup of the site. Total estimated soil cleanup costs range from $1-2 million. The estimate does not include potential costs to clean up affected ground water contamination, if any exists. PSCo's insurance carriers have been notified.

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

Employee Matters

      Several employee lawsuits have been filed against PSCo involving alleged discrimination or workers' compensation issues which have arisen during the normal course of business. Also, lawsuits have been filed against PSCo alleging breach of certain fiduciary duties to employees. The plaintiffs lawsuits are in various stages of litigation and/or appeal(s), including settlement discussions, with the appropriate state and federal judicial courts. PSCo intends to contest, or is actively contesting, all such lawsuits, and believes the ultimate outcome will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

      During 1996, ninety former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint alleged that PSCo unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to a subsidiary of IBM, effective February 1, 1995. On June 16, 1997, the Denver District Court issued a decision in favor of the former IT&S employees and awarded approximately $1.6 million in severance costs and, in a judgment on October 10, 1997, the former IT&S employees were awarded interest and attorney fees as well, making the total judgment against PSCo $2.1 million. An additional case with 153 former IT&S employees was filed asserting identical claims. Settlement on both cases was achieved in early 1998. During 1997, PSCo accrued related costs, including estimated interest and attorney fees. In early 1998, two additional lawsuits, asserting identical claims, were filed on behalf of a total of 26 former IT&S employees.

Year 2000 Costs

      The Company has further refined its initial estimates and now expects to incur costs of approximately $35-40 million during 1998 and 1999 to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities, primarily PSCo and SPS. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

5. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

   In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of SPS, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of SPS's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036.

   In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued in a public offering $194 million of its 7.60% Trust Originated Preferred Securities. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures due June 30, 2038. The proceeds from the issuance of the sale of the 7.60% Trust Originated Preferred Securities will be used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million at March 31, 1998) on June 10, 1998.

6.  Management's Representations (NCE, PSCo and SPS)

   In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1997 Form 10-K for NCE, PSCo and SPS.

   Because of seasonal and other factors, the results of operations for the three months ended March 31, 1998 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 14, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 14, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of March 31, 1998, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Southwestern Public Service Company as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 14, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings

      Earnings per share were $0.78 for the first quarter of 1998 as compared to $0.75 for the first quarter of 1997. The higher earnings were primarily attributable to moderate increases in electric and gas sales resulting from continued customer growth. The increased sales were mitigated to a certain degree by mild weather experienced during the current period.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first quarter of 1998 as compared to the same period in 1997.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $ 4,065
 Wholesale............................................         471
 Non-regulated power marketing........................       9,716
 Other (including unbilled revenues and provision for
    rate refunds) ....................................      (2,621)
                                                            ------
  Total revenues......................................      11,631
Fuel used in generation...............................      (7,960)
Purchased power.......................................      21,031
                                                           -------
  Net decrease in electric margin.....................     $(1,440)
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first quarter of 1998 and 1997.
                                              Millions of Kwh Sales
                                                 1998       1997   %Change *
                                                 ----       ----   ---------
Residential ...............................     2,680     2,620      2.3%
Commercial and Industrial  ................     6,592     6,502      1.4
Public Authority ..........................       181       179      0.9
                                                -----     -----
  Total Retail.............................     9,453     9,301      1.6
Wholesale..................................     2,736     2,291     19.4
Non-regulated power marketing..............       823       367      **
                                                -----     -----
Total......................................    13,012   11,959       8.8
                                               ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased slightly in the first quarter of 1998, when compared to the first quarter of 1997, despite a 1.6% increase in total retail sales and an 8.8% increase in total sales. PSCo's recognition of an estimated customer refund obligation (approximately $5.6 million in the first quarter 1998, while no obligation was recorded in the first quarter 1997) in connection with the earnings sharing in excess of 11% return on equity which resulted for the settlement of the Merger proceedings in Colorado (see Note 3. Regulatory
Matters in Item 1. FINANCIAL STATEMENTS) and PSCo's retail rate reductions (approximately $1.6 million) implemented in February 1997 were the primary contributors to the decrease. PSCo's higher non-firm wholesale electric sales contributed to increased revenues, but had little impact on electric margin. SPS for the same period had lower wholesale revenues attributable to mild wet weather during the first quarter of 1998 negating the need for irrigation.

      The Company's regulated subsidiaries had cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact electric margin for the first quarter of 1998 or 1997 (see Note 3. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense decreased approximately $8.0 million during the first quarter of 1998 as compared to the same quarter in 1997. Lower prices of coal and natural gas at SPS were offset by increased generation levels at PSCo.

      Purchased power expense increased during the first quarter of 1998, as compared to the same quarter in 1997, primarily due to an increase in power marketing activities at the Company's non-regulated subsidiaries.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first quarter of 1998 as compared to the same period in 1997.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $26,806
Gas purchased for resale..............................      17,923
                                                           -------
 Net increase in gas sales margin.....................     $ 8,883
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 1998 and 1997.
                                      Millions of Dth Deliveries
                                      --------------------------
                                                1998    1997    % Change *
                                                ----    ----    ----------
Residential................................     39.9    39.6       1.0%
Commercial.................................     19.3    21.3      (9.5)
Non-regulated gas marketing................     16.4    15.6       4.7
                                               -----   -----
  Total Sales..............................     75.6    76.5      (1.2)
Transportation.............................     27.5    25.2       9.3
                                               -----   -----
  Total....................................    103.1   101.7       1.4
                                               =====   =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case (see Note 3. Regulatory Matters in Item 1.
FINANCIAL STATEMENTS).

      Gas transportation, gathering and processing revenues increased $1.3 million during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to higher transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case (see Note 3. Regulatory Matters in
Item 1. FINANCIAL STATEMENTS).

      PSCo and Cheyenne have in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1998, as compared to the first quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas during the first quarter of 1998, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $12.6 million during the first quarter of 1998, as compared to the same period in 1997, primarily due to higher operating costs from non-regulated operations and higher advertising costs, offset, in part, by lower labor and employee benefit costs attributable to the Company's overall costs containment efforts.

      Other income and deductions increased approximately $6.1 million during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the recognition of equity earnings in Yorkshire Power and a decrease in merger expenses.

      Interest charges increased $2.4 million during the first quarter of 1998, when compared to the same quarter in 1997, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power (see Note 2 Investment in Yorkshire Power in Item
1. FINANCIAL STATEMENTS).

Commitments and Contingencies

      Issues relating to regulatory matters, environmental issues, employee lawsuits and Year 2000 costs are discussed in Notes 3 and 4 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

      Based on a preliminary analysis, the Company expects to incur costs of approximately $35-40 million over the next two years to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities, primarily PSCo and SPS. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Common Stock Dividend

      During the first quarter, the Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31
                                                1998        1997    Increase
                                                ----        ----    --------
Net cash provided by operating
  activities (in millions) .............       $207.8       $79.9     $127.9

      Cash provided by operating activities increased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the decrease in payments to gas suppliers resulting from lower gas costs during the first quarter of 1998 as compared to the first quarter of 1997. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future.

                                                1998         1997      Increase
                                                ----         ----      --------
Net cash used in investing
  activities (in millions) ............       $(122.3)     $(85.6)      $(36.7)

      Cash used in investing activities increased during 1998, when compared to 1997, primarily due to an increase in construction expenditures and the purchase of certain leased assets.

                                                1998         1997     Decrease
                                                ----         ----     --------
Net cash provided by (used in) financing
  activities (in millions) .............     $ (82.1)      $374.8      $(456.9)

      Cash provided by financing activities decreased during 1998, when compared to 1997, primarily due to PSCo's issuance of medium-term notes in January and March 1997. The proceeds from the $75 million financing by PSCo in January 1997 and the $250 million financing by PSCo in March 1997 were used to fund construction expenditures and the investment in Yorkshire POWER. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS.

Financing Activities

Long-Term Debt

      In April 1998, PSCo issued $250 million of 6% First Collateral Trust Bonds due April 15, 2003. The proceeds will be used for general corporate purposes and to repay short-term and other debt incurred for such purposes.

Obligated Mandatorily Redeemable Preferred Securities

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued in a public offering $194 million of its 7.60% Trust Originated Preferred Securities. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures due June 30, 2038. The proceeds from the issuance of the sale of the 7.60% Trust Originated Preferred Securities will be used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million at March 31, 1998) on June 10, 1998.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. See Note 1. Summary of Significant Accounting Policies in Item 1. FINANCIAL STATEMENTS for additional discussion regarding PSCo, the Merger and the transfer of Cheyenne, WGI, e prime and Natural Fuels. The consolidated statements of income and cash flows for the three months ended March 31, 1997 reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Earnings Available for Common Stock

      Earnings increased approximately 10% to $66.0 million for the first quarter of 1998, as compared to $59.9 million for the first quarter of 1997. The increase was primarily attributable to an increase in the gas margin resulting from an increase in rates which were effective February 1, 1997, and lower labor and employee benefit costs and other general reductions resulting from the Merger and continued cost containment efforts.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended March 31, 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                   Increase (Decrease)
                                                   -------------------
                                                          Cheyenne
                                               PSCo Only  &e prime Consolidated
                                               ---------  -------- ------------
Electric operating revenues:
 Retail.....................................   $  7,956   $ (9,612)  $ (1,656)
 Wholesale - regulated......................     11,719          -     11,719
 Non-regulated power marketing..............          -     (5,648)    (5,648)
 Other (including unbilled revenues and
   provision for rate refunds)..............     (2,927)        95     (2,832)
                                                 ------         --     ------
  Total revenues............................     16,748    (15,165)     1,583
Fuel used in generation.....................      6,368          -      6,368
Purchased power.............................     14,115    (12,684)     1,431
                                                -------   --------    -------
  Net decrease  in electric margin..........    $(3,735)  $ (2,481)  $ (6,216)
                                                ========  ========   ========

       The following table compares electric Kwh sales by major customer classes for the three months ended March 31, 1998 and 1997.

                                   Millions of Kwh Sales       % Change *
                                   --------------------        ----------
                                      1998     1997      Consolidated  PSCo Only
                                      ----     ----      ------------  ---------
Residential .....................     1,856    1,867        (0.6)%     2.7%
Commercial and Industrial  ......     3,755    3,842        (2.3)      1.9
Public Authority ................        47       48        (1.6)       .8
                                      -----   ------
  Total Retail...................     5,658    5,757        (1.7)      2.2
Wholesale - Regulated............     1,493      850        75.6      75.6
Non-regulated Power Marketing....         -      367        **         -
                                      -----   ------
Total............................     7,151    6,974         2.5      11.9
                                      =====   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased in the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the recognition of an estimated customer refund obligation (approximately $5.6 million in the first quarter of 1998 while no obligation was recognized in the first quarter of 1997) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 3. Regulatory Matters in Item 1. FINANCIAL STATEMENTS) and the retail rate reductions (approximately $1.6 million) implemented in February 1997. Electric margin, however, was favorably impacted by an overall increase in PSCo's retail sales of 2.2% resulting primarily from customer growth of approximately 2.8%. Higher wholesale electric sales also contributed to increased operating revenues, however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact the electric margin for the first quarter of 1998 or 1997 (see Note 3. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $6.4 million during the first quarter of 1998, as compared to the same quarter in 1997 due to increased generation levels at PSCo's power plants.

      Purchased power expense increased slightly during the first quarter of 1998, as compared to the same quarter in 1997, primarily due to purchases to meet increased wholesale requirements and other customer demands.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first quarter of 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                   Increase (Decrease)
                                                    -----------------
                                                       Cheyenne
                                                     Natural Fuels
                                                        WGI &
                                        PSCo Only      e prime      Consolidated
                                        ---------      -------      ------------
Revenues from gas sales
  (including unbilled revenues) ......   $28,760      $ (56,055)     $ (27,295)
Gas purchased for resale..............    21,926        (52,433)       (30,507)
                                          ------       --------       --------
  Net increase(decrease)in gas
   sales margin.......................    $6,834      $  (3,622)     $   3,212
                                          ======      =========      =========

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 1998 and 1997.

                                Millions of Dth Deliveries        % Change *
                                      1998      1997     Consolidated  PSCo Only
                                      ----      ----     ------------  ---------
Residential...................        38.8      39.6          (1.8)%     0.9%
Commercial....................        18.4      21.3         (13.7)    (10.4)
Non-regulated gas marketing...           -      15.6          **         -
                                     -----      ----
  Total sales.................        57.2      76.5         (25.2)     (3.0)
Transportation, gathering and
  processing .................        23.3      25.2         (7.6)      13.3
                                     -----      ----

  Total.......................        80.5     101.7        (20.8)       1.2
                                     =====     =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case. This increase was offset, in part, by a 3.0% decrease in sales which resulted from warmer weather during the first quarter of 1998 despite a 2.7% increase in customers.

      Gas transportation, gathering and processing revenues increased approximately $1.2 million during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to higher transportation rates effective February 1, 1997, resulting from PSCo's 1996 rate case and an increase in transport deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1998, as compared to the first quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The lower per-unit average cost of gas during the first quarter of 1998, along with a decrease in the quantity of gas purchased, contributed to the decrease in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased approximately $4.2 million during the first quarter of 1998, as compared to the first quarter of 1997. Excluding the effects of the sale of Cheyenne, WGI, e prime and Natural Fuels, other operating and maintenance expenses decreased approximately $3.1 million due to lower labor and employee benefit costs and other general reductions resulting from the Merger.

      Taxes other than income taxes decreased approximately $2.5 million during the first quarter of 1998, as compared to the first quarter of 1997. Excluding the effects of the sale of Cheyenne, WGI, e prime and Natural Fuels, taxes other than income taxes decreased approximately $2.0 million primarily due to lower property tax accruals.

      Other income and deductions increased approximately $3.4 million during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the recognition of equity earnings in Yorkshire Power ($3.4 million). On March 31, 1998, NCI and its subsidiaries, including Yorkshire Power, were transferred through the sale by PSCo of all the outstanding common stock at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company for NCE, and received as consideration a promissory note from NC Enterprises. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS. Merger and business integration costs decreased approximately $1.7 million in the first quarter of 1998, as compared to the first quarter of 1997. Miscellaneous income and deductions-net, changed primarily due to a decrease in interest income as a result of higher investment balances during the first quarter of 1997 from the proceeds of financings for the Yorkshire Power investment.

      Interest charges increased approximately $1.2 million during the first quarter of 1998, as compared to the first quarter of 1997, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power (see Note 2. Investment in Yorkshire Power in
Item 1. FINANCIAL STATEMENTS).

Commitments and Contingencies

       See  Note  4.  Commitments  and  Contingencies  in  Item  1.  FINANCIAL
STATEMENTS.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31
                                                  1998        1997      Increase
                                                  ----        ----      --------
Net cash provided by operating activities
  (in millions) ..........................       $177.7       $68.2      $109.5

      Cash provided by operating activities increased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the decrease in payments to gas suppliers resulting from lower gas costs during the first quarter of 1998 as compared to the first quarter of 1997. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future.

                                                  1998        1997      Increase
                                                  ----        ----      --------
Net cash used in investing activities
  (in millions) .........................       $(101.0)     $(52.5)    $ (48.5)

      Cash used in investing activities increased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to higher construction expenditures and the purchase of certain leased assets.

                                                  1998        1997      Increase
                                                  ----        ----      --------
Net cash provided by(used in)financing
   activities (in millions) .............       $ (75.9)     $343.3     $(419.2)

      Cash provided by financing activities decreased during the first quarter of 1998, when compared to the first quarter of 1997, primarily due to the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively. The proceeds from these financings were used to fund PSCo's construction program and the investment in Yorkshire Power. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS.

Financing Activities Subsequent to March 31, 1998

      Discussion relating to PSCo's financing activities subsequent to March 31, 1998, is covered under "Financing Activities" in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, SPS and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. The statements of income and cash flows for the three months ended March 31, 1997 reflect the results of operations of Quixx and UE.

Earnings Available for Common Stock

      Earnings available for common stock were $18.1 million and $18.2 million during the first quarter of 1998 and 1997, respectively. Operating income decreased slightly with the sale of Quixx and UE and lower merger related costs favorably impacted net income.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended March 31, 1998 as compared to the same period in 1997 (thousands of dollars).

                                            Increase (Decrease)
                                            ------------------
     Electric operating revenues:
      Retail..............................        $(3,884)
      Wholesale...........................        (11,248)
      Other (including unbilled revenues).            369
                                                  -------
        Total revenues....................        (14,763)
     Fuel used in generation..............        (14,328)
     Purchased power......................         (2,566)
                                                  -------
        Net increase in electric margin...        $ 2,131
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the three months ended March 31, 1998 and 1997.

                                      Millions of Kwh Sales
                                        1998        1997        % Change*
                                        ----        ----        ---------
      Residential ............           764         753           1.4%
      Commercial  ............           663         682          (2.9)
      Industrial  ............         2,014       1,978           1.9
      Public Authority .......           132         131           1.0
                                       -----       -----
        Total Retail..........         3,573       3,544           0.8
      Wholesale...............         1,243       1,441         (13.7)
                                       -----       -----
      Total...................         4,816       4,985          (3.4)
                                       =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues decreased $14.8 million or 6.9% during the three months ended March 31, 1998, when compared to the same period in 1997, primarily due to lower wholesale revenues and $1.1 million of merger savings passed on to customers. The decrease in wholesale revenues is attributable to a lower average selling price per Kwh and a decrease in Kwh sales resulting from mild wet weather in 1998. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma, $10,000 in Kansas and $1.5 million to wholesale customers.

      Fuel used in generation expense decreased $14.3 million or 13.7% during the first quarter of 1998, when compared to the same period in 1997, primarily due to lower prices of coal and natural gas. The decrease in coal costs is primarily due to the expiration of a coal supply contract in 1997 and negotiation with a new supplier in 1998 for consumption at the Harrington generating station. Cost of natural gas used in generation decreased, largely due to the decrease in the market price of gas. Flexibility in the procurement of gas supply under the spot market has provided for lower gas costs for the first quarter of 1998. SPS purchased approximately 48% of its gas supply requirements on the spot market during this first quarter of 1998. SPS generation levels for 1998 and 1997 were comparable.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1998, when compared to the first quarter of 1997, had little impact on net income.

      Purchased power decreased $2.6 million during the first quarter of 1998, when compared to the same period in 1997, primarily due to decreased wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Other Operating Revenues

      Other operating revenues decreased $6.8 million during the first quarter of 1998, when compared to the same period in 1997, primarily due to the sale of Quixx and UE in connection with the Merger as discussed above.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $2.6 million during the first quarter of 1998 as compared to the same period in 1997. Excluding the effects of the sale of Quixx and UE, other operating and maintenance expenses increased $1.8 million, primarily due to higher operation and maintenance costs at one of SPS's steam plants that was non-operational in March 1998 and increased costs associated with demand side management programs.

      Income taxes increased $0.9 million during the first quarter of 1998, primarily due to higher pre-tax income, when compared to the same period in 1997. Additional income tax expense was recognized in both years for non-deductible merger costs resulting in an effective income tax for the first quarter of 38.2% in 1998 and 36.1% in 1997.

Other Income and Deductions

      Other income and deductions increased $3.6 million during the first quarter of 1998, as compared to the same period in 1997, primarily due to lower 1998 merger and business integration expenses and higher interest income related to the note receivable from NC Enterprises for the sale of Quixx and UE.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 4.  Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      4(a) Supplemental Indenture dated as of April 1, 1998, establishing a series of PSCo First Mortgage Bonds under the Indenture dated as of December 31, 1939.
      4(b) Supplemental Indenture No. 7 dated as of April 1, 1998, establishing a series of PSCo First Collateral Trust Bonds under the Indenture dated as of October 1, 1993.

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 41 herein.
      12(b) Computation of Ratio of Consolidated Earnings to Consolidated
            Combined Fixed Charges and Preferred Stock Dividends for PSCo is set forth at page 42 herein.
      12(c) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 43 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 44 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 45 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 46 herein for SPS.

      27(a)  Financial  Data  Schedule  for  NCE as of  March  31,  1998.
      27(b)  Financial  Data  Schedule for PSCo as of March 31, 1998.
      27(c)  Financial  Data Schedule for SPS as of March 31, 1998.

(b)    Reports on Form 8-K

The following reports on Form 8-K were filed by PSCo since the beginning of the first quarter of 1998.

   - A report on Form 8-K dated April 28, 1998, was filed by PSCo on April 28, 1998. The item reported was Item 5. Other Events: Filing of Bond Purchase Contract, dated as of April 15, 1998.

    - A report on Form 8-K dated April 30, 1998, was filed by PSCo on April 30, 1998. The item reported was Item 5. Other Events: Selected consolidated financial information for PSCo was presented for the three months ended March 31, 1998 and 1997 and for the years ended December 31, 1997, 1996 and 1995.

    - A report on Form 8-K/A dated April 30, 1998, was filed by PSCo on May 1, 1998. The item reported was Item 5. Other Events: Selected consolidated financial information for PSCo was presented for the three months ended March 31, 1998 and 1997 and for the years ended December 31, 1997, 1996 and 1995.

    - A report on Form 8-K dated May 6, 1998 was filed by PSCo on May 14,1998. The item reported was Item 5. Other Events: Filing of an underwriting Agreement and other documents in connection with a financing.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1998.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                          Executive Vice President and
                                           and Chief Financial Officer



                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1998.


                                            PUBLIC SERVICE COMPANY OF COLORADO

                                          By   /s/Brian P. Jackson
                                          ---------------------------------
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                           Administrative Services and
                                                Chief Financial Officer



                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1998.


                                           SOUTHWESTERN PUBLIC SERVICE COMPANY

                                          By   /s/Brian P. Jackson
                                          ---------------------------------
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                           Administrative Services and
                                             Chief Financial Officer

                                EXHIBIT INDEX

4(a) Supplemental Indenture dated as of April 1, 1998, establishing a series of PSCo First Mortgage Bonds under the Indenture dated as of December 31, 1939.

4(b) Supplemental Indenture No. 7 dated as of April 1, 1998, establishing a series of PSCo First Collateral Trust Bonds under the Indenture dated as of October 1, 1993.

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 41 herein.

12(b) Computation of Ratio of  Consolidated  Earnings to  Consolidated  Combined
      Fixed Charges and Preferred Stock Dividends for PSCo is set forth at page 42 herein.

12(c) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 43 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 44 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 45 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 46 herein for SPS.

27(a) Financial Data Schedule for NCE as of March 31, 1998.

27(b) Financial Data Schedule for PSCo as of March 31, 1998.

27(c) Financial Data Schedule UT for SPS as of March 31, 1998.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $27,600    $26,906
   Interest on borrowings against corporate-owned
      life insurance contracts...................     11,671     10,736
   Other interest................................      5,653      3,939
   Amortization of debt discount and expense less
      premium ...................................        978        928
   Interest component of rental expense.........       2,061      2,583
                                                      ------     ------

     Total .....................................     $47,963    $45,092
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...................................     $68,897    $62,881
   Fixed charges as above.......................      47,963     45,092
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization...............................      36,818     35,317
                                                     -------     ------

     Total......................................    $153,678   $143,290
                                                    ========   ========

Ratio of earnings to fixed charges..............        3.20       3.18
                                                      ======     ======

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (not covered by Report of Independent Public Accountants)



                                                   Three  Months Ended
                                                       March 31,
                                                    1998      1997
                                                    ----      ----
                                         (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:
   Interest on long-term debt....................  $27,600   $26,906
   Interest on borrowings against corporate-owned
      life insurance contracts...................   11,671    10,736
   Other interest................................    5,653     3,939
   Amortization of debt discount and expense less
      premium ...................................      978       928
   Interest component of rental expense..........    2,061     2,583
   Preferred stock dividend requirement..........    2,929     2,943
   Additional preferred stock dividend requirement   1,565     1,653
                                                     -----     -----

     Total ....................................    $52,457   $49,688
                                                   =======   =======

Earnings (before fixed charges and taxes on income):
   Net income....................................  $68,897   $62,881
   Interest on long-term debt....................   27,600    26,906
   Interest on borrowings against corporate-owned
      life insurance contracts...................   11,671    10,736
   Other interest................................    5,653     3,939
   Amortization of debt discount and expense less
      premium ...................................      978       928
   Interest component of rental expense..........    2,061     2,583
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization.....   36,818    35,317
                                                    ------   -------

     Total....................................... $153,678  $143,290
                                                  ========  ========

Ratio of earnings to fixed charges
  and preferred stock dividends................      2.93      2.88
                                                     ====      ====

                                                                 EXHIBIT 12(c)

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt.....................     $10,943    $11,025
   Dividends on SPS obligated mandatorily redeemable
      preferred securities........................       1,963      1,963
   Other interest.................................       2,579      1,026
   Amortization of debt discount and expense less
      premium ....................................         561        562
   Interest component of rental expense...........         202        311
                                                        ------     ------

     Total .......................................     $16,248    $14,887
                                                       =======    =======

Earnings (before fixed charges and taxes on income):
   Net income.....................................     $18,139    $18,218
   Fixed charges as above.........................      16,248     14,887
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization......      11,225     10,292
                                                      --------   --------

     Total........................................     $45,612    $43,397
                                                       =======    =======

Ratio of earnings to fixed charges................        2.81       2.92
                                                        ======     ======

                                                                 EXHIBIT 15(a)

May 14, 1998


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan and its Registration Statement (Form S-3, File No. 333-40361) pertaining to the registration of NCE Common Stock, its Form 10-Q for the quarter ended March 31, 1998, which includes our report dated May 14, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(b)

May 14, 1998


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Registration Statement (Form S-3, File No. 333-47485) pertaining to the registration of PSCo Capital Trust I's Preferred Securities, Public Service Company of Colorado's First Collateral Trust Bonds, Senior Debt Securities and Subordinated Debt Securities, its Form 10-Q for the quarter ended March 31, 1998, which includes our report dated May 14, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(c)
May 14, 1998


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan, its Form 10-Q for the quarter ended March 31, 1998, which includes our report dated May 14, 1998, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP