Form 10-Q
period 1998-06-30
NEW CENTURY ENERGIES INC
filed 1998-08-14
CIK 1004858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

                      OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

            Exact name of registrant as specified in its charter,
            State or other jurisdiction of incorporation or
            organization, Address of principal executive offices
Commission  and Registrant's Telephone Number, including area      IRS Employer
File Number area code                                         Identification No.
----------- -----------------------------------------------  ------------------

1-12927    NEW CENTURY ENERGIES, INC.                            84-1334327
           (a Delaware Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3280     PUBLIC SERVICE COMPANY OF COLORADO                    84-0296600
           (a Colorado Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3789     SOUTHWESTERN PUBLIC SERVICE COMPANY                   75-0575400
           (a New Mexico Corporation)
           Tyler at Sixth
           Amarillo, Texas  79101
           Telephone (303) 571-7511
                             -------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On August 12, 1998, 111,500,430 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $4,829,362,374.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.Financial Statements...............................................   1

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations .........................................  33


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 52

Item 4.  Submission of Matters to a Vote of Security Holders .............. 52

Item 5.  Other Information ................................................ 52

Item 6.  Exhibits and Reports on Form 8-K.................................. 55








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

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
-------------------------------------------------------------------------------

AEP.....................................................American Electric Power
CDPHE......................................Colorado Department of Public Health
                                           and Environment
Cheyenne.................................Cheyenne Light, Fuel and Power Company
CPUC...................The Public Utilities Commission of the State of Colorado
Denver District Court....District Court in and for the City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
DSMCA.....................................Demand Side Management Cost Adjustment
Dth....................................................................Dekatherm
e prime...........................................e prime, inc. and subsidiaries
ECA.......................................................Energy Cost Adjustment
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain.......................Fort St. Vrain Electric Generating Station,
                                           formerly a nuclear generating station
Fuelco..........Fuel Resources Development Co., a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
Kwh................................................................kilowatt-hour
Merger.............................the business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE or Company........................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NCI..............................................New Century International, Inc.
NMPUC.......................................New Mexico Public Utility Commission
NOx...............................................................Nitrogen Oxide
PSCo..........................................Public Service Company of Colorado
PUHCA.................................Public Utility Holding Company Act of 1935
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121..................Statement of Financial Accounting Standards No. 121 -
"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
 to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
TNP...............................................Texas-New Mexico Power Company
UE.............................Utility Engineering Corporation and subsidiaries
WGI....................................................WestGas InterState, Inc.
WPSC..........................................Wyoming Public Service Commission
Yorkshire Electricity...........................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)


                                    ASSETS

                                                         June 30,   December 31,
                                                           1998          1997
                                                           ----          ----


Property, plant and equipment, at cost:
   Electric ..........................................  $6,877,629  $ 6,703,863
   Gas................................................   1,170,404    1,136,231
   Steam and other....................................     118,697      120,322
   Common to all departments..........................     465,460      437,636
   Construction in progress...........................     335,550      318,124
                                                           -------      -------
                                                         8,967,740    8,716,176
   Less: accumulated depreciation ....................   3,295,264    3,182,800
                                                         ---------    ---------
     Total property, plant and equipment..............   5,672,476    5,533,376
                                                         ---------    ---------


Investments, at cost:
   Investment in Yorkshire Power and other
      unconsolidated  subsidiaries (Note 2)...........     291,546      295,316
   Other..............................................      66,159       71,411
                                                           -------       ------
    Total investments.................................     357,705      366,727
                                                           -------      -------


Current assets:
   Cash and temporary cash investments................     107,581       72,623
   Accounts receivable, less reserve for uncollectible
     accounts ($5,623 at June 30, 1998; $5,355 at
     December 31, 1997) ..............................     308,325      315,539
   Accrued unbilled revenues..........................     100,000      110,877
   Recoverable purchased gas and electric energy costs
     - net ...........................................      77,604      129,292
   Materials and supplies, at average cost............      70,098       68,411
   Fuel inventory, at average cost....................      25,194       23,162
   Gas in underground storage, at cost (LIFO).........      24,613       47,394
   Prepaid expenses and other.........................      67,024       56,868
                                                           -------       ------
    Total current assets..............................     780,439      824,166
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     404,081      430,475
   Unamortized debt expense ..........................      21,354       20,833
   Other..............................................     134,348      134,704
                                                           -------      -------
    Total deferred charges............................     559,783      586,012
                                                           -------      -------
                                                        $7,370,403   $7,310,281
                                                        ==========   ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1998       1997
                                                            ----       ----


Common stock .........................................   $1,727,281  $1,694,195
Retained earnings.....................................      672,718     659,050
                                                            -------     -------
    Total common equity...............................    2,399,999   2,353,245

Preferred stock of subsidiaries:
   Not subject to mandatory redemption................           -      140,002
   Subject to mandatory redemption at par.............           -       39,253
PSCo and SPS obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   subordinated debentures of PSCo and SPS (Note 6)....    294,000      100,000
Long-term debt of subsidiaries .......................   2,228,128    1,987,955
                                                         ---------    ---------
                                                         4,922,127    4,620,455
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................      68,809       62,716
   Employees' postemployment benefits ................      26,819       27,953
                                                            ------       ------
    Total noncurrent liabilities......................      95,628       90,669
                                                            ------       ------

Current liabilities:
   Notes payable and commercial paper ................      454,063     588,343
   Long-term debt due within one year.................      190,983     257,469
   Preferred stock subject to mandatory redemption
     within one year .................................            -       2,576
   Accounts payable...................................      239,942     298,469
   Dividends payable..................................       67,536      68,296
   Customers' deposits................................       29,678      27,993
   Accrued taxes......................................       48,968      66,587
   Accrued interest...................................       54,092      52,615
   Current portion of accumulated deferred income taxes      24,142      27,391
   Other..............................................       92,526      87,380
                                                            -------      ------
    Total current liabilities.........................    1,201,930   1,477,119
                                                          ---------   ---------

Deferred credits:
   Customers' advances for construction...............       52,441      53,041
   Unamortized investment tax credits ................      103,589     106,147
   Accumulated deferred income taxes..................      930,021     922,341
   Other..............................................       64,667      40,509
                                                            -------      ------
    Total deferred credits............................    1,150,718   1,122,038
                                                          ---------   ---------

Commitments and contingencies (Notes 4 and 5).........
                                                         $7,370,403  $7,310,281
                                                         ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                            Three Months Ended
                                                                 June 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $659,765  $594,665
   Gas................................................        178,130   170,824
   Other..............................................         21,726    11,253
                                                              -------    ------
                                                              859,621   776,742

Operating expenses:
   Fuel used in generation............................        171,280   165,178
   Purchased power....................................        154,193   124,029
   Cost of gas sold...................................        124,398   115,106
   Other operating and maintenance expenses...........        162,967   149,152
   Depreciation and amortization......................         67,074    60,378
   Taxes (other than income taxes) ...................         33,043    32,563
                                                              -------    ------
                                                              712,955   646,406
                                                              -------   -------
Operating  income.....................................        146,666   130,336

Other income and deductions:
   Merger expenses....................................             (5)  (10,430)
   Write-off of investment in Carolina Energy Project
      (Note 3) .......................................              -   (16,052)
   Equity in earnings (losses) of Yorkshire Power and
      other  unconsolidated subsidiaries (Note 2).....         (7,569)    4,006
   Miscellaneous income and deductions - net..........          1,028    (6,597)
                                                              -------   -------
                                                               (6,546)  (29,073)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         42,718    42,657
   Other interest.....................................          8,958     6,785
   Allowance for borrowed funds used during construction       (4,415)   (2,449)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts holding solely subordinated debentures
     of PSCo and SPS (Note 6)..........................         4,073     1,962
   Dividend requirements on preferred stock of
    subsidiaries ......................................         2,403     2,942
                                                                -----     -----
                                                               53,737    51,897

Income before income taxes............................         86,383    49,366
Income taxes..........................................         29,790    15,321
                                                              -------    ------
Net income............................................        $56,593   $34,045
                                                              =======   =======

Weighted average common shares outstanding............        111,372   104,267
                                                              =======   =======

Basic and diluted earnings per share of common stock
  outstanding ........................................         $ 0.50   $  0.33
                                                               ======   =======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................    $1,259,753 $1,183,022
   Gas................................................       497,837    462,448
   Other..............................................        41,535     21,283
                                                             -------     ------
                                                           1,799,125  1,666,753

Operating expenses:
   Fuel used in generation............................       312,199    314,057
   Purchased power....................................       303,057    251,862
   Cost of gas sold...................................       349,310    322,095
   Other operating and maintenance expenses...........       310,648    284,273
   Depreciation and amortization......................       129,492    121,545
   Taxes (other than income taxes) ...................        65,916     66,585
                                                              ------      ------
                                                           1,470,622  1,360,417
                                                           ---------  ---------
Operating  income.....................................       328,503   306,336

Other income and deductions:
   Merger expenses....................................          (790)   (14,488)
   Write-off of investment in Carolina Energy Project
      (Note 3) .......................................             -    (16,052)
   Equity in earnings (losses) of Yorkshire Power and
      other  unconsolidated subsidiaries (Note 2).....        (3,817)     4,259
   Miscellaneous income and deductions - net..........        (1,155)    (8,131)
                                                              -------   -------
                                                              (5,762)   (34,412)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         83,191    82,078
   Other interest.....................................         17,452    11,702
   Allowance for borrowed funds used during construction       (8,921)   (4,750)
   Dividends on PSCo and SPS obligated mandatorily
    redeemable preferred securities of subsidiary
    trusts holding solely subordinated debentures of
    PSCo and SPS (Note 6).............................          6,036     3,925
   Dividend requirements on preferred stock of
    subsidiaries .....................................          5,332     5,885
                                                                -----     -----
                                                              103,090    98,840
                                                              -------    ------

Income before income taxes............................        219,651   173,084
Income taxes..........................................         76,909    60,883
                                                              -------   -------
Net income............................................       $142,742  $112,201
                                                             ========  ========

Weighted average common shares outstanding............        111,174   103,994
                                                              =======   =======

Basic and diluted earnings per share of common stock
  outstanding                                                 $ 1.28     $ 1.08
                                                              ======     ======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998      1997
                                                               ----      ----
Operating activities:
   Net income.........................................       $142,742  $112,201
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        134,512   125,576
     Amortization of investment tax credits...........         (2,558)   (2,629)
     Deferred income taxes............................          4,598    23,273
     Equity in (earnings) losses of Yorkshire Power
      and other unconsolidated subsidiaries, net......          3,817    (3,565)
     Allowance for funds used during construction.....              -        (4)
     Write-off of investment in Carolina Energy Project             -    16,052
     Change in accounts receivable....................         12,845    17,742
     Change in inventories............................         19,184    14,053
     Change in other current assets...................         52,508   (19,941)
     Change in accounts payable.......................        (58,842)  (90,956)
     Change in other current liabilities..............         (4,727)  (35,574)
     Change in deferred amounts.......................         53,688   (27,207)
     Change in noncurrent liabilities.................          4,959     7,702
     Other............................................             45      (327)
                                                              -------   --------
       Net cash provided by operating activities......        362,771   136,396

Investing activities:
   Construction expenditures..........................       (261,302) (201,538)
   Allowance for equity funds used during construction              -         4
   Proceeds from disposition of property, plant
     and equipment                                              2,848     2,325
   Investment in Yorkshire Power......................              -  (362,387)
   Acquisition of subsidiary, net of cash acquired
    (Note 3) .........................................        (13,725)        -
   Purchase of other investments......................         (2,014)   (9,862)
   Sale of other investments..........................          3,426     2,376
                                                              -------   -------
       Net cash used in investing activities..........       (270,767) (569,082)

Financing activities:
   Proceeds from sale of common stock.................         23,976    14,777
   Proceeds from sale of PSCo obligated mandatorily
     redeemable preferred securities .................        194,000         -
   Proceeds from sale of long-term debt...............        248,380   333,435
   Redemption of long-term notes and bonds............        (80,392)  (38,031)
   Short-term borrowings - net........................       (134,281)  228,369
   Redemption of preferred stock......................       (181,824)        -
   Dividends on common stock..........................       (126,905) (113,308)
                                                              -------   -------

       Net cash provided by (used in) financing activities    (57,046)  425,242
                                                              -------   -------
       Net increase (decrease) in cash and temporary cash
          investments.................................         34,958    (7,444)
       Cash and temporary cash investments at beginning
          of period ..................................         72,623    50,016
                                                               ------    ------
       Cash and temporary cash investments at end of
          period .....................................      $ 107,581  $ 42,572
                                                            =========  ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS
                                                          June 30,  December 31,
                                                             1998      1997
                                                             ----      ----


Property, plant and equipment, at cost:
   Electric ..........................................   $4,168,343  $4,088,447
   Gas................................................    1,131,081   1,100,003
   Steam and other....................................       78,846      78,740
   Common to all departments..........................      457,957     432,840
   Construction in progress...........................      238,582     170,503
                                                            -------     -------
                                                          6,074,809   5,870,533
   Less: accumulated depreciation ....................    2,223,787   2,145,673
                                                          ---------   ---------
     Total property, plant and equipment..............    3,851,022   3,724,860
                                                          ---------   ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 2).............            -     286,703
   Note receivable from affiliate (Note 2)............      292,620           -
   Other..............................................       24,446      43,311
                                                            -------      ------
    Total investments.................................      317,066     330,014
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................       21,732      18,909
   Accounts receivable, less reserve for uncollectible
     accounts ($2,547 at June 30, 1998; $2,272 at
     December 31, 1997) ..............................      147,281     191,155
   Accrued unbilled revenues .........................       76,770      94,284
   Recoverable purchased gas and electric energy costs
     - net ...........................................       59,180     103,197
   Materials and supplies, at average cost............       48,315      48,030
   Fuel inventory, at average cost....................       22,895      20,862
   Gas in underground storage, at cost (LIFO).........       24,118      46,576
   Prepaid expenses and other.........................       42,843      39,594
                                                            -------      ------
    Total current assets..............................      443,134     562,607
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      288,460     310,658
   Unamortized debt expense ..........................       11,507      10,800
   Other..............................................       78,825      55,794
                                                            -------      ------
    Total deferred charges............................      378,792     377,252
                                                            -------     -------
                                                         $4,990,014  $4,994,733
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1998       1997
                                                            ----       ----




Common stock..........................................  $1,302,119   $1,302,119
Retained earnings.....................................     330,018      319,280
                                                           -------      -------
    Total common equity...............................   1,632,137    1,621,399

Preferred stock:
   Not subject to mandatory redemption................           -      140,002
   Subject to mandatory redemption at par.............           -       39,253
PSCo obligated  mandatorily  redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures of PSCo (Note 6)...........     194,000            -
Long-term debt........................................   1,574,705    1,338,138
                                                         ---------    ---------
                                                         3,400,842    3,138,792
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions   60,963       58,695
   Employees' postemployment benefits.................      25,031       25,031
                                                           -------      -------
    Total noncurrent liabilities......................      85,994       83,726
                                                           -------      -------

Current liabilities:
   Notes payable and commercial paper.................     234,531      348,555
   Long-term debt due within one year.................     190,302      257,160
   Preferred stock subject to mandatory redemption
     within one year .................................           -        2,576
   Accounts payable...................................     164,481      218,773
   Dividends payable..................................      40,830       40,975
   Customers' deposits................................      23,467       21,888
   Accrued taxes......................................      13,008       42,549
   Accrued interest...................................      40,984       39,177
   Current portion of accumulated deferred income taxes     19,446       19,872
   Other..............................................      68,149       59,880
                                                           -------      -------
    Total current liabilities.........................     795,198    1,051,405
                                                           -------    ---------

Deferred credits:
   Customers' advances for construction...............      51,233       51,830
   Unamortized investment tax credits ................      96,961       99,355
   Accumulated deferred income taxes..................     527,521      534,246
   Other..............................................      32,265       35,379
                                                           -------      -------
    Total deferred credits............................     707,980      720,810
                                                           -------      -------

Commitments and contingencies (Notes 4 and 5).........
                                                        $4,990,014   $4,994,733
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                              1998        1997
                                                              ----        ----

Operating revenues:
   Electric...........................................       $369,940  $360,234
   Gas................................................        133,170   170,824
   Other..............................................          1,488     2,462
                                                              -------   -------
                                                              504,598   533,520

Operating expenses:
   Fuel used in generation............................         49,554    47,482
   Purchased power....................................        123,874   121,105
   Gas purchased for resale...........................         84,058   115,106
   Other operating and maintenance expenses...........        102,564   101,548
   Depreciation and amortization......................         46,795    42,163
   Taxes (other than income taxes) ...................         20,937    21,239
   Income taxes  .....................................         13,550    11,606
                                                              -------   -------
                                                              441,332   460,249
                                                              -------   -------
Operating income......................................         63,266    73,271

Other income and deductions:
   Merger expenses....................................              -    (5,169)
   Equity earnings in Yorkshire Power (Note 2)........              -     4,113
   Miscellaneous income and deductions - net..........          1,968    (6,897)
                                                              -------   -------
                                                                1,968    (7,953)

Interest charges:
   Interest on long-term debt.........................         29,671    30,048
   Amortization of debt discount and expense less premium       1,017     1,017
   Other interest.....................................          4,498     5,017
   Allowance for borrowed funds used during construction       (2,971)   (1,371)
   Dividends on PSCo obligated  mandatorily  redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of PSCo (Note 6)....         2,111         -
                                                                -----     -----
                                                               34,326    34,711
                                                               ------    ------

Net income............................................         30,908    30,607
Dividend requirements and redemption premium on
   preferred stock ...................................          2,403     2,942
                                                                -----     -----

Earnings available for common stock...................        $28,505   $27,665
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998       1997
                                                               ----       ----

Operating revenues:
   Electric...........................................      $745,386   $734,097
   Gas................................................       398,653    462,448
   Other..............................................         5,201      5,692
                                                             -------    -------
                                                           1,149,240  1,202,237

Operating expenses:
   Fuel used in generation............................       100,183     91,743
   Purchased power....................................       247,931    243,731
   Gas purchased for resale...........................       260,540    322,095
   Other operating and maintenance expenses...........       196,509    199,705
   Depreciation and amortization......................        89,691     85,100
   Taxes (other than income taxes) ...................        40,906     43,735
   Income taxes  .....................................        50,368     46,876
                                                             -------    -------
                                                             986,128  1,032,985
                                                             -------  ---------
Operating income......................................       163,112    169,252

Other income and deductions:
   Merger expenses....................................           418     (6,449)
   Equity earnings in Yorkshire Power (Note 2)........         3,446      4,113
   Miscellaneous income and deductions - net..........        (1,335)    (8,405)
                                                             -------    -------
                                                               2,529    (10,741)

Interest charges:
   Interest on long-term debt.........................         57,271    56,954
   Amortization of debt discount and expense less premium       1,995     1,945
   Other interest.....................................         10,151     8,956
   Allowance for borrowed funds used during construction       (5,692)   (2,832)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 6)...         2,111         -
                                                                -----    ------
                                                               65,836    65,023

Net income.............................................        99,805    93,488
Dividend requirements and redemption premium on
  preferred stock .....................................         5,332     5,885
                                                                -----     -----

Earnings available for common stock...................        $94,473   $87,603
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................        $99,805   $93,488
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         92,182    87,211
     Amortization of investment tax credits...........         (2,394)   (2,504)
     Deferred income taxes............................            (63)   30,978
     Equity in earnings of Yorkshire Power............         (3,446)   (4,113)
     Allowance for equity funds used during construction            -         1
     Change in accounts receivable....................         46,847    20,985
     Change in inventories............................         20,140    14,335
     Change in other current assets...................         58,282    (3,256)
     Change in accounts payable.......................        (53,082)  (83,380)
     Change in other current liabilities..............        (18,643)  (37,334)
     Change in deferred amounts.......................        (20,083)      573
     Change in noncurrent liabilities.................          2,268     2,892
     Other............................................              -       548
                                                              -------   -------
       Net cash provided by operating activities......        221,813   120,424

Investing activities:
   Construction expenditures..........................       (213,677) (135,650)
   Allowance for equity funds used during construction              -        (1)
   Proceeds from disposition of property, plant
     and equipment ...................................          4,808     1,956
   Investment in Yorkshire Power (Note 2).............              -  (362,387)
   Purchase of other investments......................         (2,172)   (5,996)
   Sale of other investments..........................          3,145     2,376
                                                              -------   -------
       Net cash used in investing activities..........       (207,896) (499,702)

Financing activities:
   Proceeds from sale of common stock.................              -    14,777
   Proceeds from sale of PSCo obligated mandatorily
     redeemable preferred securities .................        194,000         -
   Proceeds from sale of long-term debt ..............        248,130   333,435
   Redemption of long-term notes and bonds............        (80,111)  (23,021)
   Short-term borrowings - net........................       (102,069)  137,875
   Dividends on common stock..........................        (80,959)  (68,298)
   Redemption of preferred stock (Note 6).............       (181,824)        -
   Dividends and redemption premium on preferred stock
      (Note 6) .......................................         (8,261)   (5,885)
                                                               ------    ------
       Net cash provided by (used in) financing
        activities ...................................        (11,094)  388,883
                                                              -------   -------
       Net increase in cash and temporary cash
        investments ..................................          2,823     9,605
       Cash and temporary cash investments at
        beginning of period ..........................         18,909     9,406
                                                               ------     -----
       Cash and temporary cash investments at end
        of period ....................................        $21,732   $19,011
                                                              =======   =======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS

                                                          June 30,  December 31,
                                                            1998       1997
                                                            ----       ----


Property, plant and equipment, at cost:
   Electric ..........................................   $2,649,120  $2,557,579
   Construction in progress...........................       93,257     144,452
                                                             ------     -------
                                                          2,742,377   2,702,031
   Less: accumulated depreciation ....................    1,019,161     987,487
                                                          ---------     -------
    Total property, plant and equipment...............    1,723,216   1,714,544
                                                          ---------   ---------


Investments, at cost:
   Notes receivable from affiliate ...................      119,036     119,036
   Other..............................................        5,958       5,832
                                                            -------     -------
    Total investments.................................      124,994     124,868
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................         6,432        986
   Accounts receivable, less reserve for uncollectible
     accounts ($2,162 at June 30, 1998; $2,442 at
     December 31, 1997) ..............................       104,578     96,548
   Accrued unbilled revenues .........................        22,407     15,468
   Recoverable electric energy costs - net............        16,540     23,086
   Materials and supplies, at average cost............        17,034     16,337
   Fuel inventory, at average cost....................         2,299      2,301
   Prepaid expenses and other.........................         3,708      3,367
                                                             -------    -------
    Total current assets..............................       172,998    158,093
                                                             -------    -------

Deferred charges:
   Regulatory assets (Note 1).........................       115,105    119,244
   Unamortized debt expense ..........................         9,063      9,395
   Other..............................................        12,095     55,349
                                                             -------    -------
    Total deferred charges............................       136,263    183,988
                                                             -------    -------
                                                          $2,157,471 $2,181,493
                                                           ========= ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1998      1997
                                                            ----      ----



Common stock..........................................       $348,402  $348,402
Retained earnings.....................................        356,062   349,988
                                                              -------   -------
    Total common equity...............................        704,464   698,390

SPS obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of SPS .....................        100,000   100,000
Long-term debt........................................        620,621   620,598
                                                              -------   -------
                                                            1,425,085 1,418,988
                                                            --------- ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions       4,079     3,800
   Employees' postemployment benefits.................          1,312     2,446
                                                              -------   -------
    Total noncurrent liabilities......................          5,391     6,246
                                                              -------   -------

Current liabilities:
   Notes payable and commercial paper.................        169,532   154,244
   Notes payable to affiliates........................              -    25,160
   Long-term debt due within one year.................            114       173
   Accounts payable...................................         73,008   107,465
   Dividends payable..................................         23,980    22,546
   Customers' deposits................................          5,556     5,471
   Accrued taxes......................................         22,099    28,051
   Accrued interest...................................         12,631    12,715
   Current portion of accumulated deferred income taxes         4,371    10,740
   Other..............................................          2,177     7,415
                                                              -------   -------
    Total current liabilities.........................        313,468   373,980
                                                              -------   -------

Deferred credits:
   Unamortized investment tax credits ................          5,344     5,469
   Accumulated deferred income taxes .................        379,037   372,447
   Other..............................................         29,146     4,363
                                                              -------   -------
    Total deferred credits............................        413,527   382,279
                                                              -------   -------

Commitments and contingencies (Notes 4 and 5).........     ---------- ----------
                                                           $2,157,471 $2,181,493
                                                           ========== ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $264,006  $234,430
   Other..............................................              -     8,791
                                                              -------   -------
                                                              264,006   243,221

Operating expenses:
   Fuel used in generation............................        121,725   117,696
   Purchased power....................................          7,079     2,924
   Other operating & maintenance expenses.............         35,065    47,604
   Depreciation and amortization......................         17,761    18,215
   Taxes (other than income taxes) ...................         11,328    11,324
   Income taxes ......................................         21,729     3,714
                                                              -------   -------
                                                              214,687   201,477
                                                              -------   -------
Operating income......................................         49,319    41,744

Other income and deductions:
   Merger expenses....................................             (5)   (5,261)
   Write-off of investment in Carolina Energy Project
     (Note 3) ........................................              -   (16,052)
   Miscellaneous income and deductions - net .........          2,268       147
                                                              -------   -------
                                                                2,263   (21,166)

Interest charges:
   Interest on long-term debt.........................         11,037    11,032
   Amortization of debt discount and expense less premium         560       561
   Other interest.....................................          2,533     1,721
   Allowance for borrowed funds used during construction       (1,427)   (1,078)
   Dividends on SPS obligated  mandatorily  redeemable
    preferred  securities of subsidiary trust holding
    solely subordinated debentures of SPS ............          1,962     1,962
                                                                -----     -----
                                                               14,665    14,198
                                                               ------    ------

Net income............................................        $36,917   $ 6,380
                                                              =======   =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $463,738  $448,925
   Other..............................................              -    15,591
                                                              -------   -------
                                                              463,738   464,516

Operating expenses:
   Fuel used in generation............................        212,015   222,314
   Purchased power....................................          9,720     8,131
   Other operating & maintenance expenses.............         69,461    84,568
   Depreciation and amortization......................         35,537    36,445
   Taxes (other than income taxes) ...................         23,393    22,850
   Income taxes ......................................         32,954    14,006
                                                              -------   -------
                                                              383,080   388,314
                                                              -------   -------
Operating income......................................         80,658    76,202

Other income and deductions:
   Merger expenses....................................         (1,208)   (8,039)
   Write-off of investment in Carolina Energy
     Project (Note 3) ................................              -   (16,052)
   Miscellaneous income and deductions - net .........          4,546       421
                                                              -------   -------
                                                                3,338   (23,670)

Interest charges:
   Interest on long-term debt.........................         21,980    22,057
   Amortization of debt discount and expense less premium       1,121     1,123
   Other interest.....................................          5,112     2,747
   Allowance for borrowed funds used during construction       (3,198)   (1,918)
   Dividends on SPS obligated  mandatorily  redeemable
     preferred  securities of subsidiary trust holding
     solely subordinated debentures of SPS ...........          3,925     3,925
                                                                -----     -----
                                                               28,940    27,934
                                                               ------    ------

Net income............................................        $55,056   $24,598
                                                              =======   =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................        $55,056   $24,598
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         37,703    38,365
     Amortization of investment tax credits...........           (125)     (125)
     Deferred income taxes............................          1,384    (7,705)
     Allowance for funds used during construction.....              -        (5)
     Write-off of investment in Carolina Energy Project             -    16,052
     Change in accounts receivable....................         (8,030)   (3,243)
     Change in inventories............................           (695)     (282)
     Change in other current assets...................           (734)  (16,685)
     Change in accounts payable.......................        (34,457)   (7,576)
     Change in other current liabilities..............        (11,189)    1,760
     Change in deferred amounts.......................         70,005   (27,780)
     Change in noncurrent liabilities.................           (855)    4,810
     Other............................................              -      (327)
                                                              -------   -------
       Net cash provided by operating activities......        108,063    21,857

Investing activities:
   Construction expenditures..........................        (43,184)  (65,888)
   Allowance for equity funds used during construction              -         5
   Proceeds from (cost of) disposition of property,
     plant and equipment..............................         (1,830)      369
   Purchase of other investments......................           (126)   (3,866)
                                                              -------  --------
       Net cash used in investing activities..........        (45,140)  (69,380)

Financing activities:
   Redemption of long-term debt.......................            (57)  (15,010)
   Short-term borrowings - net........................         (9,872)   90,494
   Dividends on common stock..........................        (47,548)  (45,010)
                                                              -------   -------
       Net cash (used in) provided by financing
          activities .................................        (57,477)   30,474
                                                              -------    ------
       Net increase (decrease) in cash and temporary
          cash investments ...........................          5,446   (17,049)
       Cash and temporary cash investments at beginning
           of period .................................            986    40,610
                                                                 ----    ------

       Cash and temporary cash investments at end
           of period ..................................       $ 6,432  $ 23,561
                                                              =======  ========


            The accompanying notes to condensed financial statements
               are an integral part of these financial statements

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

      Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, was transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million to NC Enterprises. Subsequent to the Merger and effective March 31, 1998, PSCo sold its investment in NCI to NC Enterprises (see Note 2).

      The NCE consolidated condensed financial statements reflect the accounting for the Merger as a pooling of interests. The Company's 1997 consolidated condensed statements of income and cash flows include the consolidated financial statements for both PSCo and SPS for the three months ended March 31, 1997 and the six months ended June 30, 1997.

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

      The  following   regulatory  assets  are  reflected  in  the  accompanying
consolidated condensed balance sheets (in thousands):

June 30, 1998                               NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes .......................      $154,734       $77,268        $77,997
Nuclear decommissioning costs.......        73,718        73,718              -
Employees' postretirement benefits
  other than pensions ..............        60,192        57,233          2,959
Early retirement costs..............         3,397         2,215          1,182
Employees' postemployment benefits
  (Note 4) .........................        24,213        23,739              -
Demand-side management costs........        40,448        35,764          4,684
Unamortized debt reacquisition costs        34,928        16,780         17,575
Thunder Basin judgment (Note 4).....         3,716             -          3,716
Other...............................         8,735         1,743          6,992
                                            ------        ------         ------
  Total.............................      $404,081      $288,460       $115,105
                                          ========      ========       ========

December 31, 1997                           NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes........................      $162,985       $84,356        $79,161
Nuclear decommissioning costs.......        76,881        76,881              -
Employees' postretirement benefits
  other than pensions...............        63,023        59,995          3,028
Early retirement costs..............         8,008         6,645          1,363
Employees' postemployment benefits
  (Note 4) .........................        24,455        23,932              -
Demand-side management costs........        42,503        38,518          3,985
Unamortized debt reacquisition costs        36,717        17,791         18,344
Thunder Basin judgment (Note 4).....         5,912             -          5,912
Other...............................         9,991         2,540          7,451
                                            ------        ------         ------
  Total.............................      $430,475      $310,658       $119,244
                                          ========      ========       ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of June 30, 1998 and December 31, 1997 are reflected in rates charged to customers over periods ranging from two to thirty years. The recovery of regulatory assets over the next five years is estimated to exceed $200 million. For further discussion, see the NCE, PSCo and SPS 1997 Annual Report on Form 10-K. The Company believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and SPS's financial position, results of operations and cash flows.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of the postemployment benefits cost regulatory asset totaling approximately $15 million over three years. The CPUC staff and Colorado Office of Consumer Counsel are proposing to exclude these costs from the earnings test. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written-off (see Note 4. Regulatory Matters Electric Department Earnings Test and Quality of Service Plan).

      As of June 30, 1998, SPS has approximately $3.7 million in regulatory assets associated with the Thunder Basin judgment. The judgment amount previously paid by SPS is recoverable from customers, subject to review by various regulatory agencies (see Note 4. Regulatory Matters - Electric and Gas Cost Adjustment Mechanisms).

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

Comprehensive Income

      The Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The individual and cumulative components of other comprehensive income are not material to the Company and its subsidiaries.

General

      See Note 1. of the Notes to Consolidated Financial Statements in NCE's, PSCo's and SPS' 1997 Annual Report on Form 10-K for a summary of the companies and their subsidiaries significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's classification.

2. Investment in Yorkshire Power (NCE and PSCo)

      During the second quarter of 1997, Yorkshire Power, a subsidiary equally owned by PSCo, through NCI, and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since the April 1, 1997 acquisition date. NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share.

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

      As approved by the SEC on May 14, 1998, under the PUHCA, effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20 year promissory note from NC Enterprises in the amount of approximately $292.6 million. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo.

      In 1998, Yorkshire Power recognized a $54.7 million after-tax impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank finance had been unsuccessful. The impairment, reflecting a write down to fair market value, was offset, in part, by an unrelated tax adjustment of approximately $21.5 million. Summarized income statement information for the six months ended June 30, 1998, and from the date of acquisition, April 1, 1997 to June 30, 1997, are presented below (in millions):

                                                     1998        1997
                                                     ----        ----
    Yorkshire Power:
      Operating revenues.......................    $1,167.1     $438.5
                                                   --------     ------

      Operating income.........................       182.2       52.1
                                                   --------     ------

      Net income (loss) (1)....................    $   (7.9)     $ 8.2
                                                   =========     =====

      NCI's equity in earnings (losses) of
        Yorkshire Power .......................    $   (4.0)     $ 4.1
                                                   ========      =====


  (1)Includes a penalty, which was applicable to all United Kingdom regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition for the period April 1998 to September 1998 (Yorkshire Power's portion was $8.3 million).

      The unaudited pro forma financial information presented below for NCE assumes that Yorkshire Power was acquired on January 1, 1997. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with the investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power were based on historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings (losses) of Yorkshire Power has been converted at the average exchange rates for the six months ended June 30, 1998 and June 30, 1997, of $1.653/pound and $1.634/pound, respectively.

      Based on the above assumptions, shown below is unaudited pro forma financial information for the six months ended June 30, 1998 and 1997 (in millions, except per share amounts):

                                                      NCE Earnings
                                                      ------------
                                             Available for
                                             common stock     Per share (1)
                                             ------------     -------------

                                              1998   1997     1998    1997
                                              ----   ----     ----    ----

Net income.............................      $142.7 $112.2    $1.28   $1.08
                                                              =====   =====

Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net of
   U.S. tax benefits (2)...............        -     (10.1)

  Interest expense, net of tax.........        -      (3.5)
                                             -----  ------

Pro forma result.......................      $142.7 $ 98.6    $1.28   $0.95
                                             ====== ======    =====   =====

  (1) Based on the weighted average number of common shares outstanding for the period.
  (2) The six months ended June 30, 1997 amount includes $24.0 million ($17.9 million after-tax) of write-offs related to certain computer
      development costs,   acquisition  expenses  and  costs  incurred  for  the
      preparation for deregulation.

      The unaudited pro forma financial information presented below for PSCo assumes that NCI (primarily representing Yorkshire Power) was sold to NC Enterprises effective January 1, 1997. NCI was formed in connection with the investment in Yorkshire Power and had no operations during the first three months of 1997. The pro forma adjustments represent the removal of NCI's net income from PSCo and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises.

      Based upon the above assumptions, shown below is unaudited pro forma financial information for the six months ended June 30, 1998 and 1997 (in millions):

                                                                  PSCo
                                                                Earnings
                                                              1998    1997
                                                              ----    ----

Net income...............................................     $99.8   $93.5

Pro forma adjustments:

  NCI's net income.......................................      (2.8)   (4.8)
  Interest income from promissory note, net of tax.......       3.3     3.3
                                                              -----   -----

Pro forma result.........................................     $100.3  $92.0
                                                              ======  =====

3.  Acquisition and Divestiture of Investments

Acquisition of the Planergy Group (NCE)

     Effective April 1, 1998, the Company acquired all of the outstanding common stock of Falcon Seaboard Energy Services, Inc. ("the Planergy Group") and
assumed other outstanding debt. The Planergy Group includes Planergy, Inc. and Planergy Services. Such acquisition was accounted for using the purchase method and the acquired assets and liabilities have been valued at their estimated fair market values as of the date of acquisition. The Planergy Group has been consolidated as a subsidiary of NC Enterprises in the Company's consolidated financial statements. The Planergy Group is primarily engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

Carolina Energy Limited Partnership Investment (NCE and SPS)

     The Carolina Energy Partnership, a waste-to-energy cogeneration facility, was originally scheduled to be completed in 1997, but was halted pending an independent analysis of the project's engineering and financial viability. The banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the construction contractor were unable to restructure the project on mutually agreeable terms and the senior creditors took possession of the assets of the facility. As a consequence, in June 1997, Quixx wrote-off its investment of approximately $13.6 million in the Carolina Energy Partnership. Additionally, UE wrote-off its net investment of approximately $2.4 million in this same partnership. Quixx holds a one-third ownership interest, including a 1% general partnership interest, in the partnership. UE's net investment in the partnership was comprised of subordinated debt, the related interest receivable, as well as fees for engineering services.

4. Regulatory Matters (NCE, PSCo and SPS)

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

       a $6 million annual electric rate reduction, which was instituted October 1, 1996, followed by an additional $12 million annual electric rate reduction effective with the implementation of new gas rates on February 1, 1997;
       an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 and the implementation of a Quality of Service Plan;
       a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, QF capacity and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding; and
       the replacement of the ECA with an ICA.

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

Cheyenne

      The WPSC approved the Merger on August 16, 1996. Cheyenne agreed not to file a retail electric rate case for two years after August 1, 1997, the effective date of the Merger. Cheyenne expects to file a combined gas and electric rate case with the WPSC in 1999, following the expiration of the two year moratorium.

Rate Cases

PSCo
Retail - Gas

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately
$34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. A decision from the Denver District Court is expected in the latter half of 1998.

SPS

New Mexico

      On November 17, 1997, the NMPUC issued an order investigating SPS's rates. In the order, the NMPUC determined that because of the rapid changes occurring in the electric industry the NMPUC would require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS made a compliance filing on May 5, 1998, which proposed a $1.7 million annual rate reduction for certain retail customers in New Mexico, and incorporates the $1.2 million guaranteed minimum annual credits, discussed above. This case has been set for hearing in October 1998.

Wholesale - FERC

      On December 19, 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case directing the FERC to reconsider SPS's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, the required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge ("ALJ") issued a favorable initial decision that, if approved by the FERC, would result in a revenue recovery for SPS. Negotiated settlements with SPS's partial requirements customers and TNP were approved by the FERC in July 1993 and September 1993, respectively, and SPS received approximately $2.8 million, including interest. In a settlement with SPS's New Mexico rural electric cooperative customers, SPS received approximately $7.0 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, the Golden Spread member cooperatives and Lyntegar Electric Cooperative, were not achieved. On May 5, 1998, the FERC issued its opinion substantially modifying the ALJ's initial decision. The net positive impact from this decision, which was recorded in June 1998, was approximately $7.7 million ($4.9 million after tax).

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

SPS

Texas

      A PUCT substantive rule requires periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT's regulations, SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. Currently, Texas retail customers are being surcharged for approximately $6.4 million of such underrecovered fuel costs. The Company has also requested the prospective sharing of margins from wholesale non-firm sales. The outcome of this proceeding is pending.

      On May 1, 1995, SPS filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring SPS to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made and the expense recorded in April 1996. Additionally, the order required SPS to pass through to customers 100% of margins from wholesale non-firm sales as of January 1995. Prior PUCT rulings had allowed SPS to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and SPS was ordered to flow through 100% of the non-firm off-system sales margin effective with the first billing cycle after the date of the order. Upon appeal by SPS to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. SPS appealed the decision and, on January 29, 1998, the Texas Court of Appeals upheld the PUCT decision to disallow fuel costs. On March 16, 1998, SPS filed an appeal to the Supreme Court of Texas. This appeal is pending.

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

      On September 17, 1996, the FERC issued an order granting SPS conditional approval to collect the FERC jurisdictional portion of the Thunder Basin judgment from wholesale customers. On October 24, 1997, the NMPUC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. On May 1, 1997, SPS filed a request with the PUCT to surcharge undercollected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. In November 1997, the PUCT issued a decision which denied recovery of the judgment through a surcharge, on the grounds that the costs were not classified as fuel costs. In 1997, SPS expensed approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment and recognized an equal amount as deferred revenue in anticipation of future recovery through the pending fuel reconciliation proceeding.

     SPS believes that recovery of the Thunder Basin costs for the Texas retail jurisdiction will be approved in the pending fuel reconciliation proceeding.
Under the PUCT regulations, a utility may recover eligible fuel expenses or fuel-related expenses, which result in benefits to customers that exceed the costs that customers would otherwise have to pay. The Thunder Basin costs resulted in total net savings to customers of approximately $8.5 million, with approximately $4.6 million net savings attributable to Texas retail jurisdictional customers.

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

      On April 1, 1998, PSCo filed with the CPUC its proposed Performanced-Based Regulatory Plan adjustment for calendar year 1997. This adjustment will provide the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold resulting from the 1997 electric department earnings test, net of QSP reward earned revenue. As of December 31, 1997, PSCo recorded an estimated customer refund obligation of approximately $16.4 million related to the 1997 electric department earnings test, net of QSP rewards. A final refund obligation has not been determined. PSCo believes that it's accrued obligation will be adequate. During 1998, PSCo has recorded a liability of approximately $5.6 million for the 1998 electric department earnings test.

5. Commitments and Contingencies (NCE, PSCo and SPS)

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

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment
("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRP's. On December 16, 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis PSCo failed to follow CERCLA guidelines in the cleanup. On January 15, 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.2 million.

      PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, in October 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. In August, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, complaints were filed by PSCo against all applicable insurance carriers in the Denver District Court. In June 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. In August 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals. Two carriers were excluded from this proceeding; subsequently, one carrier received approval to be dismissed on the same basis as the other carriers. In March 1998, PSCo reached a settlement with the remaining carrier. The Company is pursuing the recovery of $3.3 million net costs in the electric department earnings test over a three year period.

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

     SPS installed two new gas turbines at its Cunningham Station in 1997. The two gas turbine units have undergone performance testing to meet the requirements of the air quality permit. The test results have indicated that the units are in compliance. Data is now being compiled into a formalized test report to the State of New Mexico. SPS is working with the vendor and the New Mexico Environmental Department to ensure compliance with all permit limits.

      PSCo has announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above, but will only do so if the following three conditions are met: 1) the Colorado General Assembly and the CPUC approve recovery of these costs, 2) PSCo obtains flexibility in operating the plants and 3) PSCo is assured the emission reduction plan is sufficient to meet future state requirements for 15 years. Legislation was passed and signed into law during the second quarter of 1998.

Hayden Steam Electric Generating Station

      In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement which effectively resolved this litigation. The Company is completing the installation of the emission control equipment.

Craig Steam Electric Generating Station

      In October 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A settlement conference was held in February 1998, although no settlement was achieved. Resolution of this matter may require installation of emission control equipment. Management does not believe that this potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Pepsi Center

      Hazardous substances resulting from manufactured gas plant operations have been identified at the site of the Pepsi Center, a sports arena under construction in lower downtown Denver. A settlement, in principle, with the site owners has been achieved which is not expected to have a material adverse impact on PSCo's financial position, results of operations or cash flows.

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

Employee Matters

      Several employee lawsuits have been filed against PSCo involving alleged discrimination or workers' compensation issues which have arisen during the normal course of business. Also, lawsuits have been filed against

PSCo alleging breach of certain fiduciary duties to employees. The plaintiffs lawsuits are in various stages of litigation and/or appeal (s), including settlement discussions, with the appropriate state and federal judicial courts. PSCo intends to contest, or is actively contesting, all such lawsuits, and believes the ultimate outcome will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

      During 1996, ninety former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint alleged that PSCo unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to a subsidiary of IBM, effective February 1, 1995. On June 16, 1997, the Denver District Court issued a decision in favor of the former IT&S employees and awarded approximately $1.6 million in severance costs and, in a judgment on October 10, 1997, the former IT&S employees were awarded interest and attorney fees as well, making the total judgment against PSCo $2.1 million. An additional case with 153 former IT&S employees was filed asserting identical claims. Settlement on both cases was achieved in early 1998. During 1997, PSCo accrued related costs, including estimated interest and attorney fees. In early 1998, two additional lawsuits, asserting identical claims, were filed on behalf of a total of 26 former IT&S employees, which were settled in May 1998.

Year 2000 Costs

     The Company has further refined its initial estimates and now expects to incur costs of approximately $30 million through 1999 to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities, primarily PSCo and SPS. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

6. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

     In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued 7,760,000 shares of its 7.60% Trust Originated Preferred Securities for $194 million. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures due June 30, 2038. Holders of the securities are entitled to receive quarterly dividends at an annual rate of 7.60% of the liquidation preference value of $25. The securities are redeemable at the option of PSCo on and after May 11, 2003 at 100% of the principal amount outstanding plus accrued interest. In addition to PSCo's obligation under the Subordinate Debentures, PSCo has agreed, pursuant to a guarantee issued to the trust and the provisions of the trust agreement establishing the trust, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the trust obligations under the preferred securities. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all $181.8 million of PSCo's outstanding preferred stock on June 10, 1998 and for general corporate purposes.

     In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of SPS, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The securities are redeemable at the option of SPS on and after October 21, 2001 at 100% of the principal amount plus accrued interest. In addition to SPS's obligations under the Subordinated Debentures, SPS has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the guarantee by the Company of the trust obligations under the preferred securities.

7.  Management's Representations (NCE, PSCo and SPS)

   In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1997 Form 10-K for NCE, PSCo and SPS.

   Because of seasonal and other factors, the results of operations for the three and six months ended June 30, 1998 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998, and the related condensed statements of income for the three and six-month periods ended June 30, 1998 and 1997 and the condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 10, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of income for the three and six-month periods ended June 30, 1998 and 1997 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 10, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of June 30, 1998, and the related condensed statements of income for the three and six-month periods ended June 30, 1998 and 1997 and the condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 10, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months  Ended June 30, 1998  Compared to the Three Months Ended June 30,
1997

Earnings

      Earnings per share were $0.50 for the second quarter of 1998 as compared to $0.33 for the second quarter of 1997. The higher earnings were primarily attributable to strong retail and wholesale electric sales. Customer growth and hotter than normal weather contributed to the increased sales during the period, with a significant increase in the irrigation load in Texas and New Mexico.

     Non-recurring items impacted the Company's quarterly earnings in both 1998 and 1997. In the second quarter of 1998, Yorkshire Power recognized an impairment of its investment in a U.K. telecommunications company. This investment impairment, in conjunction with the recognition of a non-recurring positive tax adjustment at Yorkshire Power, reduced earnings approximately 15 cents per share (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). Earnings for the second quarter of 1997 were reduced approximately 17 cents per share due to the recognition of merger costs and the write-off of a subsidiary investment in a waste-to-energy cogeneration project.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the second quarter of 1998 as compared to the same period in 1997.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................    $ 19,920
 Wholesale............................................      32,542
 Non-regulated power marketing........................      14,198
 Other (including unbilled revenues and provision for
   rate refunds) .....................................      (1,560)
  Total revenues......................................      65,100
Fuel used in generation...............................       6,102
Purchased power.......................................      30,164
                                                           -------
  Net increase in electric margin.....................     $28,834
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the second quarter of 1998 and 1997.
                                              Millions of Kwh Sales
                                              ---------------------
                                                1998      1997    % Change *
                                                ----      ----    ----------
Residential ...............................     2,215     2,116      4.7%
Commercial and Industrial  ................     6,686     6,534      2.3
Public Authority ..........................       197       180      9.3
                                                -----     -----
  Total Retail.............................     9,098     8,830      3.0
Wholesale..................................     3,698     2,671     38.5
Non-regulated power marketing..............       781       213      **
                                                -----     -----
Total .....................................     13,577    11,714    15.9
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

     Electric margin increased in the second quarter of 1998, when compared to the second quarter of 1997, due primarily to a 3.0% increase in total retail sales and a 15.9% increase in total sales resulting from customer growth and hotter than normal weather. PSCo's higher non-firm wholesale electric sales contributed to increased revenues, but had little impact on electric margin. SPS's higher retail and wholesale sales were particularly impacted by the hotter than normal weather during the second quarter of 1998 and a resulting increase in the irrigation load in Texas and New Mexico. Also contributing to the higher margin was the favorable $7.7 million impact of a FERC decision in a 1985 wholesale rate case proceeding at SPS (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact electric margin for the second quarter of 1998 or 1997 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $6.1 million during the second quarter of 1998 as compared to the same quarter in 1997 due primarily to increased generation levels.

      Purchased power expense increased $30.2 million during the second quarter of 1998, as compared to the same quarter in 1997, primarily due to an increase in power marketing activities at the Company's non-regulated subsidiaries ($14.0 million) and purchases to meet wholesale requirements and other customer demands at PSCo ($12.4 million). Purchased power at SPS increased $4.2 million due to a 78% increase in wholesale purchases, higher spot market prices and increased purchased capacity costs. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the second quarter of 1998 as compared to the same period in 1997.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $ 6,630
Gas purchased for resale..............................       9,292
                                                           -------
 Net decrease in gas sales margin.....................     $(2,662)
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 1998 and 1997.
                                      Millions of Dth Deliveries
                                      --------------------------
                                                1998  1997    % Change *
                                                ----  ----    ----------
Residential................................     18.6  18.5       0.4%
Commercial.................................      9.4   9.8      (4.4)
Non-regulated gas marketing................     15.5  15.0       3.2
                                               -----  ----
  Total Sales..............................     43.5  43.3       0.3
Transportation.............................     27.3  22.3      22.4
                                               -----  ----
  Total....................................     70.8  65.6       7.8
                                               =====  ====

*  Percentages are calculated using unrounded amounts

     Gas sales margin decreased during the second quarter of 1998, when compared to the second quarter of 1997, primarily due to a $5.2 million decrease in PSCo's unbilled revenues. Unbilled revenues consist of gas that has been delivered to customers who's meters have not been read and therefore not billed. Retail gas sales increased 0.3%
overall during the second quarter of 1998 as compared with the prior year primarily as a result of non-regulated sales. PSCo's gas sales decreased 1.6% as a result of warmer weather, despite a 2.7% increase in customers.

      Gas transportation, gathering and processing revenues increased approximately $0.7 million during the second quarter of 1998, when compared to the second quarter of 1997, primarily due to higher deliveries. The volume of transported gas increased approximately 22% although the average price decreased approximately 12%. The increase in transport deliveries is a result of commercial customers shifting to transport customers.

      PSCo and Cheyenne have in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1998, as compared to the second quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas during the second quarter of 1998, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $13.8 million during the second quarter of 1998, as compared to the same period in 1997, primarily due to higher operating costs from non-regulated operations ($13.2 million). Depreciation and amortization expense increased $6.7 million primarily due to an increase in electric property, plant and equipment at PSCo and SPS.

      Other income and deductions increased approximately $22.5 million during the second quarter of 1998, when compared to the second quarter of 1997, primarily due to the write-off of the investment in the Carolina Energy Project in 1997 (see Note 3. Acquisition and Divestiture of Investments in Item 1. FINANCIAL STATEMENTS), a decrease in merger expenses and accruals for estimated legal and other costs associated with various employee lawsuits in 1997 offset by lower earnings at Yorkshire Power as discussed above.

      Interest charges and preferred dividends of subsidiaries increased $1.8 million during the second quarter of 1998, when compared to the same quarter in 1997, primarily due to interest on borrowings to finance capital expenditures and dividends on the PSCo Trust Originated Preferred Securities.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Earnings

     Earnings per share were $1.28 for the first six months of 1998 as compared to $1.08 for the first six months of 1997. The higher earnings were primarily attributable to increases in electric and gas sales resulting from continued customer growth, hotter than normal weather during the second quarter of 1998, the absence of merger costs in 1998, and a the write-off of the Carolina Energy Project in 1997. Earnings for the six months ended June 30, 1998 also included the investment impairment and a non-recurring tax adjustment by Yorkshire Power, which reduced earnings by approximately 15 cents per share.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first six months of 1998 as compared to the same period in 1997.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $24,140
 Wholesale............................................      33,014
 Non-regulated power marketing........................      23,913
 Other (including unbilled revenues and provision for
   rate refunds) .....................................      (4,336)
  Total revenues......................................      76,731
Fuel used in generation...............................      (1,859)
Purchased power.......................................      51,195
                                                           -------
  Net increase in electric margin.....................     $27,395
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first six months of 1998 and 1997.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1998       1997    % Change *
                                                 ----       ----    ----------
Residential ...............................      4,896     4,736      3.4%
Commercial and Industrial  ................     13,277    13,036      1.8
Public Authority ..........................        378       359      5.1
                                                -----     -----
  Total Retail.............................     18,551    18,131      2.3
Wholesale..................................      6,434     4,962     29.7
Non-regulated power marketing..............      1,603       579      **
                                                -----     -----
Total .....................................     26,588    23,672     12.3
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

     Electric margin increased in the first six months of 1998, when compared to the prior year primarily due to higher retail sales resulting from hotter than normal weather during the second quarter of 1998. Also contributing to the higher margin was the favorable $7.7 million impact of a FERC decision in a 1985 wholesale rate case proceeding at SPS (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). This increase was offset, in part, by recognition of an estimated customer refund obligation (approximately $5.6 million in the first six months 1998, while no obligation was recorded in the first six months 1997) in connection with the earnings sharing in excess of 11% return on equity which resulted for the settlement of the Merger proceedings in Colorado (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Higher wholesale electric sales contributed to increased revenues, but had little impact on electric margin.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact electric margin for the first six months of 1998 or 1997 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense decreased approximately $1.9 million during the first six months of 1998 as compared to the same period in 1997. Lower per unit cost of coal and natural gas were offset by increased generation levels.

      Purchased power expense increased during the first six months of 1998, as compared to the same period in 1997, primarily due to an increase in power marketing activities at the Company's non-regulated subsidiaries.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first six months of 1998 as compared to the same period in 1997.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $33,436
Gas purchased for resale..............................      27,215
                                                           -------
 Net increase in gas sales margin.....................     $ 6,221
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the first six months of 1998 and 1997.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1998  1997    % Change *
                                                ----  ----    ----------
Residential................................     58.5  58.1       0.8%
Commercial.................................     28.7  31.2      (7.9)
Non-regulated gas marketing................     31.9  30.6       4.0
                                               ----- -----
  Total Sales..............................    119.1 119.9      (0.7)
Transportation.............................     54.9  47.5      15.6
                                               ----- -----
  Total....................................    174.0 167.4       3.9
                                               ===== =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first six months of 1998, when compared to the first six months of 1997, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Gas transportation, gathering and processing revenues increased $2.0 million during the first six months of 1998, when compared to the first six months of 1997, primarily due to higher volume of gas transported offset, in part, by a decrease in the average price. The volume of transported gas increased approximately 16% although the average per unit cost decreased approximately 3%. The increase in transport deliveries is a result of commercial customers shifting to transport customers.

      PSCo and Cheyenne have in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1998, as compared to the first six months of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas during the first six months of 1998, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $26.4 million during the first six months of 1998, as compared to the same period in 1997, primarily due to higher operating costs from non-regulated operations ($23.4 million).

      Other income and deductions increased approximately $28.7 million during the first six months of 1998, when compared to the first six months of 1997, primarily due to the write-off of the investment in the Carolina

Energy Project in 1997 ($16.1 million), a decrease in merger expenses ($13.7 million) offset, in part, by lower earnings at Yorkshire Power as discussed above.

      Interest charges and preferred dividends of subsidiaries increased $4.3 million during the first six months of 1998, when compared to the same quarter in 1997, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS), and dividends on the PSCo Trust Originated Preferred Securities.

Commitments and Contingencies

      Issues relating to regulatory matters, environmental issues, employee lawsuits and Year 2000 costs are discussed in Notes 4 and 5 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future financial position, results of operations or cash flows.

      Based on a preliminary analysis, the Company expects to incur costs of approximately $30 million over the next two years to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The majority of these costs will be incurred by or allocated to the Company's operating utilities, primarily PSCo and SPS. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. If such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the second quarter of 1998 and $1.16 for the year-to-date. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                                1998          1997    Increase
                                                ----          ----    --------
Net cash provided by operating
  activities (in millions)................    $362.8        $136.4    $226.4

      Cash provided by operating activities increased during the first six months of 1998, when compared to the first six months of 1997, primarily due to the decrease in payments to gas suppliers resulting from lower gas costs during the first six months of 1998 as compared to the first six months of 1997. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future. Also contributing to the increase were higher electric sales at SPS and PSCo resulting from hotter than normal weather. SPS and a non-regulated subsidiary of NCE recorded combined cash proceeds of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project.

                                                1998         1997      Decrease
                                                ----         ----      --------
Net cash used in investing
  activities (in millions) ..............    $(270.8)    $(569.1)      $(298.3)

      Cash used in investing activities decreased during 1998, when compared to 1997, primarily due to the acquisition of Yorkshire Electricity in 1997 partially offset by higher 1998 construction expenditures and payment for the purchase of a company in 1998.

                                                1998         1997     Decrease
                                                ----         ----     --------
Net cash provided by (used in) financing
  activities (in millions) ..............     $(57.0)       $425.2    $(482.2)

      Cash provided by financing activities decreased during 1998, when compared to 1997, primarily due to PSCo's issuance of medium-term notes in January and March 1997. The proceeds from the $75 million financing by PSCo in January 1997 and the $250 million financing by PSCo in March 1997 were used to fund construction expenditures and the investment in Yorkshire POWER. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS. The debt issuances in 1997 were offset by proceeds from PSCo's issuance of $250 million of long-term debt in April 1998 which was used to repay short-term and other debt. In May 1998, PSCo issued $194 million of Trust Originated Preferred Securities the proceeds of which were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998 (see Note 6.
Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Soley Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

Financing Activities

Long-Term Debt

     On April 20, 1998, PSCo issued $250 million of 6% First Collateral Trust Bonds due April 15, 2003, which are not redeemable prior to maturity. The principal and accrued interest on the bonds are secured by PSCo's First Mortgage Bonds. Substantially all properties of PSCo are subject to the liens securing its First Mortgage Bonds. The proceeds from the issuance will be used for general corporate purposes and to repay short-term and other debt incurred for such purposes.

PSCo Obligated Mandatorily Redeemable Preferred Securities

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued in a public offering $194 million of its 7.60% Trust Originated Preferred Securities. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures due June 30, 2038. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all of PSCo's outstanding preferred stock totaling $181.8 million on June 10, 1998 and for general corporate purposes.

Bank Lines of Credit and Compensating Bank Balances

      In August of 1997, NCE entered into a $225 million credit facility with several banks. Originally, the credit facility provided for $100 million of direct borrowings by NCE until the outstanding common stock of PSCCC, a wholly owned subsidiary of PSCo, was transferred to NCE. On June 30, 1998, the credit facility was amended to eliminate the PSCCC common stock restriction and to provide for $200 million of direct borrowings by NCE. In addition, Cheyenne was added as a borrower of up to $25 million with an NCE guaranty. The credit facility expires August 11, 2002.

      During the second quarter of 1998, PSCo entered into a credit facility, which provides for $150 million in committed lines of credit, replacing an existing $125 million credit facility. During the first quarter of 1998, SPS entered into a credit facility which provides for $200 million in committed lines of credit, replacing the two existing credit facilities totaling $180 million.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company's subsidiaries, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations.

New Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use". This statement requires companies expense costs as incurred in the preliminary project stage, training, data conversion, internal maintenance and other indirect payroll related costs. This statement is not expected to have a material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently evaluating the potential impact of this new accounting standard. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months  Ended June 30, 1998  Compared to the Three Months Ended June 30,
1997

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. See Note 1. Summary of Significant Accounting Policies in Item 1. FINANCIAL STATEMENTS for additional discussion regarding PSCo, the Merger and the transfer of Cheyenne, WGI, e prime and Natural Fuels. The consolidated condensed statements of income for the three and six months ended June 30, 1997 and statement of cash flows for the six months ended June 30, 1997, reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Earnings Available for Common Stock

      Earnings increased approximately 3% to $28.5 million for the second quarter of 1998, as compared to $27.7 million for the second quarter of 1997. The increase was primarily attributable to the absence of accruals for estimated legal costs associated with various employee lawsuits recognized in 1997, higher merger and business integration costs in 1997 and an increase in the electric margin resulting from an increase in sales in 1998.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended June 30, 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                       Increase (Decrease)
                                                       -------------------
                                                          Cheyenne
                                               PSCo Only  & e prime Consolidated
                                               ---------  --------- ------------
Electric operating revenues:
 Retail.......................................    $10,804   $ (8,936)  $ 1,868
 Wholesale - regulated........................     10,197          -    10,197
 Non-regulated power marketing................          -     (3,085)   (3,085)
 Other (including unbilled revenues and
   provision for rate refunds) ...............        722          4       726
                                                      ---       ----       ---
  Total revenues..............................     21,723    (12,017)    9,706
Fuel used in generation.......................      2,072          -     2,072
Purchased power...............................     12,399     (9,630)    2,769
                                                  -------   ---------  -------
  Net increase (decrease) in electric margin..    $ 7,252   $ (2,387)  $ 4,865
                                                  =======   =========  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended June 30, 1998 and 1997.

                                     Millions of Kwh Sales     % Change *
                                     ---------------------     ----------
                                        1998     1997     Consolidated PSCo Only
                                        ----     ----     ---------------------
Residential .....................       1,501    1,509       (0.6)%     2.7%
Commercial and Industrial  ......       3,721    3,844       (3.2)      1.0
Public Authority ................          39       41       (4.2)     (2.2)
                                       ------   ------
  Total Retail...................       5,261    5,394       (2.4)      1.4
Wholesale - Regulated............       1,409    1,028       37.1      37.1
Non-regulated Power Marketing....           -      212       **         -
                                       ------   ------
Total............................       6,670    6,634        0.6       7.3
                                       ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased in the second quarter of 1998, when compared to the second quarter of 1997, primarily due to an overall increase in PSCo's retail sales of 1.4% resulting primarily from customer growth of approximately 1.8%. Higher wholesale electric sales contributed to increased operating revenues, however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact the electric margin for the second quarter of 1998 or 1997 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $2.1 million during the second quarter of 1998, as compared to the same quarter in 1997, primarily due to increased generation levels at PSCo's power plants.

      Purchased power expense increased $2.8 million during the second quarter of 1998, as compared to the same quarter in 1997, primarily due to purchases to meet increased wholesale requirements and other customer demands.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the second quarter of 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                        Increase (Decrease)
                                                        -------------------
                                                             Cheyenne
                                                              Natural
                                                               Fuels
                                                               WGI &
                                                 PSCo Only  e prime Consolidated
                                                 ---------  ------- ------------

Revenues from gas sales (including
  unbilled revenues)............................   $ 3,480  $(41,655) $(38,175)
Gas purchased for resale........................     7,189   (38,236)  (31,047)
                                                    ------   -------- --------
  Net decrease in gas sales margin..............   $(3,709) $(3,419)  $ (7,128)
                                                   =======  =======   ========

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 1998 and 1997.

                             Millions of Dth Deliveries      % Change *
                             --------------------------      ----------
                                  1998      1997       Consolidated   PSCo Only
                                  ----      ----       ------------  ----------
Residential..................     18.0      18.5          (2.7)%        0.3%
Commercial...................      8.9       9.8          (9.9)        (5.3)
Non-regulated gas marketing..        -      15.1          **              -
                                  ----      ----
  Total sales................     26.9      43.4         (38.0)        (1.6)
Transportation, gathering and
  processing ................     22.8      22.3           1.9         23.1
                                  ----      ----
  Total......................     49.7      65.7         (24.5)         8.4
                                  ====      =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

     Gas sales margin decreased during the second quarter of 1998, when compared to the second quarter of 1997, primarily due to a $5.2 million decrease in PSCo's unbilled revenues, which is gas delivered to customers that has not been billed. Gas sales decreased 1.6% as a result of warmer weather during the second quarter of 1998, despite a 2.7% increase in customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1998, as compared to the second quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The lower per-unit average cost of gas during the second quarter of 1998, along with a decrease in the quantity of gas purchased, contributed to the decrease in cost of gas purchased for resale.

      Gas transportation, gathering and processing revenues increase $0.5 million during the second quarter of 1998, compared to the second quarter of 1997, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization increased $4.6 million during the second quarter of 1998, as compared to the second quarter of 1997, primarily due to the depreciation of property additions and the higher amortization of software costs.

      Income taxes increased approximately $1.9 million during the second quarter of 1998, as compared to the second quarter of 1997, primarily due to higher pre-tax income.

      Other income and deductions increased $9.9 million primarily due to the accruals for estimated legal and other costs associated with various employee lawsuits and the recognition of merger and business integration costs in 1997. The decrease in expenditures was offset, in part, by the recognition of equity earnings associated with the Company's investment in Yorkshire Power in the second quarter of 1997. On March 31, 1998, NCI and its subsidiaries were transferred through the sale by PSCo of all the outstanding common stock at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company for NCE, and received as consideration a promissory note from NC Enterprises. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS.

      Interest charges decreased slightly during the second quarter of 1998, as compared to the second quarter of 1997. The increase in allowance for funds used during construction were offset, in part, by dividends on the

PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo which were issued in May 1998. See Note 6. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Earnings Available for Common Stock

      Earnings increased approximately 8% to $94.5 million for the first six months of 1998, as compared to $87.6 million for the first six months of 1997. The increase was primarily attributable to accruals for estimated legal costs associated with various employee lawsuits recognized in 1997 and higher merger and business integration costs in 1997.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the six months ended June 30, 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                       Increase (Decrease)
                                                       -------------------
                                                          Cheyenne
                                              PSCo Only   & e prime Consolidated
                                              ---------   --------- ------------
Electric operating revenues:
 Retail......................................   $18,760   $(18,548)   $   212
 Wholesale - regulated.......................    21,916          -     21,916
 Non-regulated power marketing...............         -     (8,733)    (8,733)
 Other (including unbilled revenues and
   provision for rate refunds) ..............    (2,205)        99     (2,106)
                                                 ------        ---     ------
  Total revenues.............................    38,471    (27,182)    11,289
Fuel used in generation......................     8,440          -      8,440
Purchased power..............................    26,514    (22,314)     4,200
                                                -------   ---------   -------
  Net increase (decrease)  in electric margin   $ 3,517   $ (4,868)   $(1,351)
                                                =======   ========    =======

       The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 1998 and 1997.

                                   Millions of Kwh Sales       % Change *
                                   ---------------------       ----------
                                        1998     1997    Consolidated  PSCo Only
                                        ----     ----    ------------  ---------
Residential .....................       3,356    3,376       (0.6)%     2.7%
Commercial and Industrial  ......       7,476    7,686       (2.7)      1.4
Public Authority ................          87       89       (2.8)     (0.6)
                                       ------   ------
  Total Retail...................      10,919   11,151       (2.1)      1.8
Wholesale - Regulated............       2,903    1,878       54.5      54.5
Non-regulated Power Marketing....           -      579       **         -
                                       ------   ------
Total............................      13,822   13,608        1.6       9.7
                                       ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased (excluding the results of Cheyenne and e prime) in the first six months of 1998, when compared to the first six months of 1997, primarily due to an overall increase in PSCo's retail sales of 1.8% resulting from customer growth of approximately 1.8%. The increase was offset, in part, by the recognition of an estimated customer refund obligation (approximately $5.6 million in the first six months of 1998 while no obligation was recognized in the first six months of 1997) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado

(see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Higher wholesale electric sales contributed to increased operating revenues, however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact the electric margin for the first six months of 1998 or 1997 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $8.4 million during the first six months of 1998, as compared to the same period in 1997 due to increased generation levels at PSCo's power plants.

      Purchased power expense increased approximately $4.2 million during the first six months of 1998, as compared to the same period in 1997, primarily due to purchases to meet increased wholesale requirements and other customer demands.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first six months of 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                        Increase (Decrease)
                                                        -------------------
                                                           Cheyenne
                                                           Natural
                                                            Fuels
                                                            WGI &
                                                PSCo Only  e prime  Consolidated
                                                ---------  -------   -----------
Revenues from gas sales (including
   unbilled revenues)......................        $32,240  $(97,710)  $(65,470)
Gas purchased for resale........................    29,114   (90,669)  ( 61,555)
                                                    ------   --------  --------
  Net increase (decrease) in gas sales margin...    $3,126   $(7,041)   $(3,915)
                                                    ======   =======   ========

      The following table compares gas Dth deliveries by major customer classes for the first six months of 1998 and 1997.

                               Millions of Dth Deliveries           % Change *
                               --------------------------           ----------
                                      1998      1997     Consolidated  PSCo Only
                                      ----      ----     ------------  ---------
Residential...................         56.9      58.1       (2.1)%      0.7%
Commercial....................         27.3      31.2       (12.5)     (8.8)
Non-regulated gas marketing...            -      30.6        **         -
                                     ------   --------
  Total sales.................         84.2     119.9       (29.8)     (2.6)
Transportation, gathering and
  processing .................         46.0      47.5        (3.1)     18.0
                                       ----      ----        ----      ----

  Total.......................           130.2     167.4    (22.3)      3.8
                                       =======  ========

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased (excluding the results of Cheyenne, WGI, Natural Fuels and e prime) during the first six months of 1998, when compared to the first six months of 1997, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case. This increase was offset, in part, by a 2.6% decrease in PSCo's sales which resulted from warmer weather during the first six months of 1998 despite a 2.8% increase in customers.

      Gas transportation, gathering and processing revenues increased approximately $1.7 million during the first six months of 1998, when compared to the first six months of 1997, primarily due to higher transportation rates effective February 1, 1997, resulting from PSCo's 1996 rate case and an increase in transport deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1998, as compared to the first six months of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The lower per-unit average cost of gas during the first six months of 1998, along with a decrease in the quantity of gas purchased, contributed to the decrease in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased approximately $3.2 million primarily due to lower labor and employee benefit costs and other general cost reductions in connection with the Merger.

      Depreciation and amortization expense increased $4.6 million in the first six months of 1998, as compared to the same period in 1997, primarily due to the depreciation of property additions and the higher amortization of software costs.

      Taxes other than income taxes decreased approximately $2.8 million during the first six months of 1998, as compared to the first six months of 1997. Excluding the effects of the sale of Cheyenne, WGI, e prime and Natural Fuels taxes other than income taxes decreased approximately $1.8 million primarily due to lower property tax accruals.

      Income taxes increased approximately $3.5 million during the first six months of 1998, as compared to the first six months of 1997, primarily due to higher pre-tax income.

      Other income and deductions increased approximately $13.3 million during the first six months of 1998, when compared to the first six months of 1997, primarily due to the recognition of merger and business integration costs in 1997 and accruals for estimated legal and other costs associated with various employee lawsuits in 1997. The recognition of equity earnings in Yorkshire Power ($3.4 million) during the first quarter of 1998 offset, in part, equity earnings of Yorkshire Power during the second quarter of 1997 ($4.1 million). On March 31, 1998, NCI and its subsidiaries, including Yorkshire Power, were transferred through the sale by PSCo of all the outstanding common stock at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company for NCE, and received as consideration a promissory note from NC Enterprises. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS.

      Interest charges increased slightly during the first six months of 1998, as compared to the first six months of 1997. Dividends on PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo which were issued in May 1998 (See Note 6. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS) were offset, in part, by allowance for funds used during construction.

Commitments and Contingencies

       See  Note  5.  Commitments  and  Contingencies  in  Item  1.  FINANCIAL
STATEMENTS.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                                 1998         1997    Increase
                                                 ----         ----    --------
Net cash provided by operating
  activities (in millions)...............       $221.8      $ 120.4     $101.4

      Cash provided by operating activities increased during the first six months of 1998, when compared to the first six months of 1997, primarily due to the decrease in payments to gas suppliers resulting from lower gas costs during the first six months of 1998 as compared to the first six months of 1997. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future.

                                                 1998         1997    Decrease
                                                 ----         ----    --------
Net cash used in investing
  activities (in millions)...............       $(207.9)    $(499.7)    $291.8

      Cash used in investing activities decreased during the first six months of 1998, when compared to the first six months of 1997, primarily due to PSCo's acquisition of Yorkshire Electricity in April 1997 for approximately $360 million offset, in part by higher construction expenditures and the purchase of certain leased assets in 1998.

                                                 1998        1997    Decrease
                                                 ----        ----    --------
Net cash provided by (used in) financing
 activities (in millions).................     $(11.1)      $388.9    $(400.0)

      Cash provided by financing activities decreased during the first six months of 1998, when compared to the first six months of 1997, primarily due to the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively. The proceeds from these financings were used to fund PSCo's construction program and the investment in Yorkshire Power. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS. In April 1998, $250 million of 5 year 6% First Collateral Trust Bonds were issued. The proceeds were used for general corporate purposes. Additionally, in May 1998, $194 million of Trust Originated Preferred Securities were issued. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. See Note 6. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS.

Financing Activities

      Discussion relating to PSCo's financing activities is covered under "Financing Activities" in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months  Ended June 30, 1997  Compared to the Three Months Ended June 30,
1997

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, SPS and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. The statements of income for the three and six months ended June 30, 1997 and the statement of cash flows for the six months ended June 30, 1997 reflect the results of operations of Quixx and UE.

Earnings Available for Common Stock

      Earnings available for common stock increased $30.5 million during the second quarter of 1998 compared to the same quarter in 1997. Operating income increased primarily due to a 16.6% increase in electric sales and lower operating and maintenance expenses. The 1997 write-off of the investment in the Carolina Energy Project and lower merger related costs also favorably impacted net income.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended June 30, 1998, as compared to the same period in 1997 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $ 9,069
      Wholesale...........................         22,346
      Other (including unbilled revenues).         (1,839)
                                                  -------
        Total revenues....................         29,576
     Fuel used in generation..............          4,029
     Purchased power......................          4,155
                                                  -------
        Net increase in electric margin...        $21,392
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the three months ended June 30, 1998 and 1997.

                                      Millions of Kwh Sales
                                      ---------------------
                                        1998        1997      % Change*
                                     ----------------------   ---------
      Residential ............         667         607           9.9%
      Commercial  ............         712         682           4.4
      Industrial  ............       2,098       2,008           4.5
      Public Authority .......         156         139          12.7
                                     -----       -----
        Total Retail..........       3,633       3,436           5.7
      Wholesale...............       2,289       1,643          39.3
                                     -----       -----
      Total...................       5,922       5,079          16.6
                                     =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $29.6 million or 12.6% during the second quarter in 1998, when compared to the same period in 1997, primarily due to higher retail and wholesale electric sales offset, in part by $1.1 million of merger savings passed on to customers. The hotter than normal weather contributed to the increased sales, with a significant increase in the irrigation load in Texas and New Mexico. Other electric operating revenues decreased $1.8 million primarily due to the recognition in 1997 of higher deferred fuel revenues related to the recovery of the Texas jurisdictional portion of the Thunder Basin judgment offset, in part, by $7.7 million of additional revenue recognized in 1998 from the resolution of a 1985 FERC rate case. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma, $10,000 in Kansas and $1.5 million to wholesale customers.

      Fuel used in generation expense increased $4.0 million or 3.4% during the second quarter of 1998, when compared to the same period in 1997, primarily due to increased generation levels to serve retail and wholesale customers. This increase was mitigated, in part, by the recognition of the Thunder Basin judgment costs in 1997. Lower coal expense for the quarter was offset by higher gas expense. The decrease in coal expense is primarily due to the expiration of a coal supply contract in 1997 and negotiation with a new supplier in 1998 for consumption at the Harrington generating station. SPS coal generation levels for 1998 and 1997 were comparable. Cost of natural gas used in generation increased due to a 52% increase in generation from gas fired plants primarily due to generation at the new Cunningham Station combustion turbine unit.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1998, when compared to the second quarter of 1997, had little impact on net income.

      Purchased power increased $4.2 million during the second quarter of 1998, when compared to the same period in 1997, due to a 78% increase in wholesale purchases, higher spot market prices and increased purchased capacity costs. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Other Operating Revenues

      Other operating revenues decreased $8.8 million during the second quarter of 1998, when compared to the same period in 1997, primarily due to the sale of Quixx and UE in connection with the Merger as discussed above.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $12.5 million or 26.3% during the second quarter of 1998 as compared to the same period in 1997. Excluding the effects of the sale of Quixx and UE, other operating and maintenance expenses decreased $6.0 million, primarily due to lower pension and benefit costs.

      Income taxes increased $18.0 million during the second quarter of 1998, compared to the same period in 1997, primarily due to higher pre-tax income. Additional income tax expense was recognized in 1997 for non-deductible merger costs. The effective income tax rate for the second quarter was 37.1% in 1998 and 36.8% in 1997.

Other Income and Deductions

      Other income and deductions increased $23.4 million during the second quarter of 1998, as compared to the same period in 1997, primarily due to the 1997 write-off of the investment in the Carolina Energy Project

($16.1 million), the absence of merger and business integration expenses in 1998 and higher interest income in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Earnings Available for Common Stock

      Earnings available for common stock were $55.1 million and $24.6 million during the first six months of 1998 and 1997, respectively. Operating income increased due to the increase in electric margin and lower operating and maintenance expense. The 1997 write-off of the investment in the Carolina Energy Project and lower merger related costs in 1998 also favorably impacted net income.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the six months ended June 30, 1998 as compared to the same period in 1997 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $ 5,185
      Wholesale...........................         11,098
      Other (including unbilled revenues).         (1,470)
                                                  --------
        Total revenues....................         14,813
     Fuel used in generation..............        (10,299)
     Purchased power......................          1,589
                                                  -------
        Net increase in electric margin...        $23,523
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 1998 and 1997.

                                   Millions of Kwh Sales
                                   ---------------------
                                      1998       1997          % Change*
                                     -----       ----          ---------
      Residential ............       1,431       1,360           5.2%
      Commercial  ............       1,375       1,364           0.8
      Industrial  ............       4,112       3,986           3.2
      Public Authority .......         289         270           7.0
                                     -----       -----
        Total Retail..........       7,207       6,980           3.2
      Wholesale...............       3,532       3,084          14.5
                                     -----       -----
      Total...................       10,739      10,064          6.7
                                     ======      ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $14.8 million or 3.3% during the first six months of 1998, when compared to the same period in 1997, primarily due to higher retail and wholesale electric sales. The increase in revenues is substantially attributable to the effects of hotter than normal weather during the second quarter of 1998 with a significant increase in the irrigation load in Texas and New Mexico. The decrease in other electric operating revenues was primarily due to the recognition in 1997 of higher deferred fuel revenues related to the recovery of the Texas jurisdictional portion of the Thunder Basin judgment offset, in part, by $7.7 million of additional revenue recognized in 1998 from the resolution of a 1985 FERC rate case. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma, $10,000 in Kansas and $1.5 million to wholesale customers.

      Fuel used in generation expense decreased $10.3 million or 4.6% during the first six months of 1998, when compared to the same period in 1997, primarily due to lower prices of coal and natural gas. The decrease in coal costs was primarily  due  to  the  expiration  of a  coal  supply  contract  in  1997  and negotiation with a new supplier in 1998 for consumption at the Harrington generating station. SPS coal generation levels for 1998 and 1997 were comparable. Cost of natural gas used in generation increased primarily due to generation at the new Cunningham Station combustion turbine unit.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1998, when compared to the first six months of 1997, had little impact on net income.

      Purchased power increased $1.6 million or 19.5% during the first six months of 1998, when compared to the same period in 1997, primarily due to an increase in spot market prices and higher purchased capacity costs. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Other Operating Revenues

      Other operating revenues decreased $15.6 million during the first six months of 1998, when compared to the same period in 1997, primarily due to the sale of Quixx and UE in connection with the Merger as discussed above.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $15.1 million or 17.9% during the first six months of 1998, as compared to the same period in 1997. Excluding the effects of the sale of Quixx and UE, other operating and maintenance expenses decreased $4.2 million, primarily due to lower pension and benefit costs.

      Income taxes increased $18.9 million during the first six months of 1998, when compared to the same period in 1997, primarily due to higher pre-tax income. Additional income tax expense was recognized in 1997 for non-deductible merger costs. The effective income tax rate for the first six months was 37.4% in 1998 and 36.2% in 1997.

Other Income and Deductions

      Other income and deductions increased $27.0 million during the first six months of 1998, as compared to the same period in 1997, primarily due to the 1997 write-off of the investment in the Carolina Energy Project ($16.1 million), the absence of merger and business integration expenses in 1998 and higher interest income in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Part 1.  See Note 5.  Commitments and Contingencies in Item 1, Part 1.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1998 Annual Meeting of Shareholders of the Company was held on May 12, 1998.

(b) Six matters were voted upon at the above meeting: 1) the election of five class I directors; 2) the approval of the New Century Energies, Inc. Omnibus Incentive Plan; 3) the approval of the New Century
      Energies, Inc. Outside Directors' Compensation Plan; 4) the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1998 calendar year; 5) a shareholder proposal to provide for cumulative voting in the election of directors, and 6) a shareholder proposal to provide for the elimination of a classified Board of Directors.

      With respect to the election of directors, the votes were as follows:

      Wayne H. Brunetti        95,410,211 shares for   2,324,750 shares withheld
      C. Coney Burgess         95,693,535 shares for   2,041,426 shares withheld
      Danny H. Conklin         95,752,783 shares for   1,982,178 shares withheld
      Gayle L. Greer           95,629,565 shares for   2,105,396 shares withheld
      A. Barry Hirschfeld      95,660,670 shares for   2,074,291 shares withheld

      With respect to the adoption of the New Century Energies, Inc. Omnibus Incentive Plan, the vote was: 62,621,872 shares for; 31,757,730 shares against; 3,355,359 shares abstain. The proposal and plan was approved.

      With respect to the adoption of the New Century Energies, Inc. Outside Directors' Compensation Plan, the vote was: 85,659,804 shares for; 9,177,983 shares against; 2,897,174 shares abstain. The proposal and plan was approved.

      With respect to the appointment of Arthur Andersen LLP as the Company's independent public accountants, the vote was: 94,951,892 shares for; 1,618,683 shares against; 1,164,386 shares abstain. The proposal passed.

      With respect to the shareholder proposal regarding cumulative voting, the vote was: 28,147,497 shares for; 52,971,870 shares against; 4,044,414 shares abstain. The proposal did not pass.

      With respect to the shareholder proposal regarding the elimination of a classified Board of Directors, the vote was: 35,515,796 shares for; 45,700,987 shares against; 3,946,999 shares abstain. The proposal did not pass.

      There were zero broker non-votes with respect to the election of directors, the adoption of the New Century Energies, Inc. Omnibus
      Incentive Plan, the adoption of the New Century Energies, Inc. Outside Directors' Compensation Plan, and the appointment of Arthur Andersen LLP. Broker non-votes had no effect on the outcome of the two shareholder proposals.

Item 5.  Other Information

      Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the Company's Certificate of Incorporation or Bylaws. The Company's Certificate of Incorporation contains such an advance notice provision.

     Under the Company's Restated Certificate of Incorporation, no business maybe brought before an Annual Meeting of Stockholders except as specified in the notice of the meeting or as otherwise properly brought before the meeting by or at the direction of the Board or by a stockholder from whom the Secretary of the Company has received written notice (containing certain information specified in the Restated Certificate of Incorporation) not less than 60 days nor more than 90 days prior to the first anniversary of the preceeding year's Annual Meeting; provided that in the event that the date of the Annual Meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary, notice by the stockholder to be timely must be received not earlier than the 90th day prior to such Annual Meeting and not later than the close of business on a later of (a) the 60th day prior to such Annual Meeting or (b) the 10th day following the date on which notice of the Annual Meeting was mailed or public disclosure thereof was made, whichever first occurs. the Restate Articles of Incorporation also provide that nominations for Director at an Annual Meeting may be made only by the Board or the Nominating and Civic Responsibility
Committee, or by a stockholder entitled to vote in the election of directors generally from whom the Secretary of the Company has received written notice (containing certain information specified in the Restated Certificate of Incorporation) in accordance with the timetable set forth above. For the Company's 1999 Annual Meeting of Stockholders, which is not expected to be advanced or delayed, the Secretary of the Company must have received notice from any stockholder who intends to bring business before the meeting or who wishes to nominate a person or persons for election as directors no earlier than February 11, 1999 and no later than the close of business on March 13, 1999.

     This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Stockholders, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule14a-8 must submit such proposal to the Secretary of the Company on or before November 29, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 57 herein.
      12(b) Computation of Ratio of Consolidated Earnings to Consolidated
            Combined Fixed Charges and Preferred Stock Dividends for PSCo is set forth at page 58 herein.
      12(c) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 59 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 60 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 61 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 62 herein for SPS.

      27(a) Financial Data Schedule for NCE as of June 30, 1998.
      27(b) Financial Data Schedule for PSCo as of June 30, 1998.
      27(c) Financial Data Schedule for SPS as of June 30, 1998.

(b)    Reports on Form 8-K

The following reports on Form 8-K were filed by PSCo since the beginning of the second quarter of 1998.

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

   -  A report on Form 8-K dated May 6, 1998 was filed by PSCo on May 14,
      1998.
   The item reported was Item 5.Other Events: Filing of an Underwriting Agreement and other documents in connection with a financing.

                           NEW CENTURY ENERGIES, INC.
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1998.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                          Executive Vice President and
                                            Chief Financial Officer



                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1998.


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



                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1998.


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

                                EXHIBIT INDEX

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 57 herein.

12(b) Computation of Ratio of  Consolidated  Earnings to  Consolidated  Combined
      Fixed Charges and Preferred Stock Dividends for PSCo is set forth at page 58 herein.

12(c) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 59 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 60 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 61 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 62 herein for SPS.

27(a) Financial Data Schedule for NCE as of June 30, 1998.

27(b) Financial Data Schedule for PSCo as of June 30, 1998.

27(c) Financial Data Schedule UT for SPS as of June 30, 1998.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $ 57,271   $ 56,953
   Interest on borrowings against corporate-owned
    life insurance contracts....................       24,605     22,238
   Other interest...............................       10,152      8,954
   Amortization of debt discount and expense less
     premium ...................................        1,995      1,945
   Interest component of rental expense.........        4,139      4,938
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities............        2,111          -
                                                       ------    -------

     Total .....................................     $100,273   $ 95,028
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 99,805   $ 93,488
   Fixed charges as above.......................      100,273     95,028
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       50,368     46,944
                                                     --------    -------

     Total......................................     $250,446   $235,460
                                                     ========   ========

Ratio of earnings to fixed charges..............         2.50       2.48
                                                       ======     ======

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (not covered by Report of Independent Public Accountants)



                                                   Six Months Ended
                                                       June 30,
                                                    1998      1997
                                                    ----      ----
                                         (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:
   Interest on long-term debt..................    $ 57,271  $ 56,953
   Interest on borrowings against corporate
    -owned life insurance contracts............      24,605    22,238
   Other interest..............................      10,152     8,954
   Amortization of debt discount and expense
    less premium ..............................       1,995     1,945
   Interest component of rental expense........       4,139     4,938
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities...........       2,111         -
   Preferred stock dividend requirement........       5,332     5,885
   Additional preferred stock dividend requirement    2,691     2,955
                                                      -----    ------

     Total ....................................    $108,296  $103,868
                                                   ========  ========

Earnings (before fixed charges and taxes on income):
   Net income..................................    $ 99,805  $ 93,488
   Interest on long-term debt..................      57,271    56,953
   Interest on borrowings against corporate
    -owned life insurance contracts............      24,605    22,238
   Other interest..............................      10,152     8,954
   Amortization of debt discount and expense
    less premium ..............................       1,995     1,945
   Interest component of rental expense........       4,139     4,938
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities...........       2,111         -
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization ..............................     50,368    46,944
                                                     ------   -------

     Total.....................................    $250,446  $235,460
                                                   ========  ========

Ratio of earnings to fixed charges
  and preferred stock dividends................        2.31      2.27
                                                     ======   =======

                                                                 EXHIBIT 12(c)

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $21,980    $22,057
   Dividends on SPS obligated mandatorily
     redeemable preferred securities............       3,925      3,925
   Other interest...............................       5,112      2,747
   Amortization of debt discount and expense less
     premium ...................................       1,121      1,123
   Interest component of rental expense.........         404        623
                                                      ------     ------

     Total .....................................     $32,542    $30,475
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 55,056   $ 24,598
   Fixed charges as above.......................       32,542     30,475
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       32,954     16,078
                                                     --------   --------

     Total......................................     $120,552   $ 71,151
                                                     ========   ========

Ratio of earnings to fixed charges..............         3.70       2.33
                                                       ======     ======

                                                                 EXHIBIT 15(a)

August 10, 1998


New Century Energies, Inc.:

     We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan and its Registration Statement (Form S-3, File No. 333-40361) pertaining to the registration of NCE Common Stock; its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan and its Form 10-Q for the quarter ended June 30, 1998, which includes our report dated August 10, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(b)

August 10, 1998


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Form 10-Q for the quarter ended June 30, 1998, which includes our report dated August 10, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(c)
August 10, 1998


Southwestern Public Service Company:

     We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan and its Form 10-Q for the quarter ended June 30, 1998, which includes our report dated August 10, 1998, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP