Form 10-Q
period 1998-09-30
NEW CENTURY ENERGIES INC
filed 1998-11-09
CIK 1004858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

            Exact name of registrant as specified in its charter,
            State or other jurisdiction of incorporation or
            organization, Address of principal executive
Commission  offices and Registrant's Telephone Number,including    IRS Employer
File Number area code Identification No.
----------- -------------------------------------------------      -------------
1-12927    NEW CENTURY ENERGIES, INC.                               84-1334327
           (a Delaware Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3280     PUBLIC SERVICE COMPANY OF COLORADO                       84-0296600
           (a Colorado Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3789     SOUTHWESTERN PUBLIC SERVICE COMPANY                      75-0575400
           (a New Mexico Corporation)
           Tyler at Sixth
           Amarillo, Texas  79101
           Telephone (303) 571-7511
                             -------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

      On November 6, 1998, 114,303,004 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $5,557,983,570.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements..............................................   1

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................  35


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 56

Item 6.  Exhibits and Reports on Form 8-K.................................. 56








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

                         FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation, Year 2000 readiness, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, and other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
-----------------------                                           ----

AEP....................................... American Electric Power Company, Inc.
CDPHE...................................... Colorado Department of Public Health
                                                                 and Environment
Cheyenne..................................Cheyenne Light, Fuel and Power Company
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court ............................District Court in and for the
                                                       City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
Dth....................................................................Dekatherm
e prime...........................................e prime, inc. and subsidiaries
ECA.......................................................Energy Cost Adjustment
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain ......................Fort St. Vrain Electric Generating Station,
                                           formerly a nuclear generating station
ICA....................................................Incentive Cost Adjustment
IRS.....................................................Internal Revenue Service
Kwh................................................................kilowatt-hour
Merger.............................the business combination between PSCo and SPS
Natural Fuels.........................................Natural Fuels Corporation
NCE or Company........................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NCI..............................................New Century International, Inc.
NMPUC.......................................New Mexico Public Utility Commission
NOx...............................................................Nitrogen Oxide
PSCo..........................................Public Service Company of Colorado
PUHCA.................................Public Utility Holding Company Act of 1935
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
QSP......................................................Quality of Service Plan
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
Thunder Basin.........................................Thunder Basin Coal Company
TNP...............................................Texas-New Mexico Power Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.
WPSC...........................................Wyoming Public Service Commission
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)


                                    ASSETS

                                                      September 30, December 31,
                                                            1998        1997
                                                            ----        ----


Property, plant and equipment, at cost:
   Electric...........................................   $6,938,975  $6,703,863
   Gas................................................    1,186,166   1,136,231
   Steam and other....................................      121,838     120,322
   Common to all departments..........................      475,008     437,636
   Construction in progress...........................      388,426     318,124
                                                            -------     -------
                                                          9,110,413   8,716,176
   Less: accumulated depreciation ....................    3,349,321   3,182,800
                                                          ---------   ---------
     Total property, plant and equipment..............    5,761,092   5,533,376
                                                          ---------   ---------



Investments, at cost:
   Investment in Yorkshire Power and other
      unconsolidated  subsidiaries (Note 2)  .........      301,460     295,316
   Other..............................................       65,604      71,411
                                                            -------      ------
    Total investments.................................      367,064     366,727
                                                            -------     -------


Current assets:
   Cash and temporary cash investments................       70,827      72,623
   Accounts receivable, less reserve for uncollectible
     accounts ($5,861 at September 30, 1998; $5,355
     at December 31, 1997)............................      313,951     315,539
   Accrued unbilled revenues..........................      116,200     110,877
   Recoverable purchased gas and electric energy
     costs - net .....................................       46,884     129,292
   Materials and supplies, at average cost............       68,872      68,411
   Fuel inventory, at average cost....................       22,861      23,162
   Gas in underground storage, at cost (LIFO).........       54,359      47,394
   Prepaid expenses and other.........................       66,212      56,868
                                                            -------      ------
    Total current assets..............................      760,166     824,166
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      388,143     430,475
   Unamortized debt expense...........................       27,829      20,833
   Other..............................................      157,534     134,704
                                                            -------     -------
    Total deferred charges............................      573,506     586,012
                                                            -------     -------
                                                         $7,461,828  $7,310,281
                                                         ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES


                                                      September 30, December 31,
                                                            1998        1997
                                                            ----        ----
Common stock.........................................   $1,737,585   $1,694,195
Retained earnings....................................      698,685      659,050
                                                          -------       -------
    Total common equity..............................    2,436,270    2,353,245

Preferred stock of subsidiaries:
   Not subject to mandatory redemption...............            -      140,002
   Subject to mandatory redemption at par............            -       39,253
PSCo and SPS obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely subordinated debentures of PSCo and
  SPS (Note 6)........................................     294,000      100,000
Long-term debt of subsidiaries........................   2,222,143    1,987,955
                                                         ---------    ---------
                                                         4,952,413    4,620,455
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................      73,684       62,716
   Employees' postemployment benefits.................      27,332       27,953
                                                           -------       ------
    Total noncurrent liabilities......................     101,016       90,669
                                                           -------       ------

Current liabilities:
   Notes payable and commercial paper.................     563,307      588,343
   Long-term debt due within one year.................     121,117      257,469
   Preferred stock subject to mandatory redemption
     within one year .................................           -        2,576
   Accounts payable...................................     236,464      298,469
   Dividends payable..................................      67,670       68,296
   Customers' deposits................................      29,805       27,993
   Accrued taxes......................................      98,893       66,587
   Accrued interest...................................      41,263       52,615
   Current portion of accumulated deferred income taxes     10,682       27,391
   Other..............................................     110,573       87,380
                                                           -------       ------
    Total current liabilities.........................   1,279,774    1,477,119
                                                         ---------    ---------

Deferred credits:
   Customers' advances for construction...............      54,495       53,041
   Unamortized investment tax credits.................     102,311      106,147
   Accumulated deferred income taxes..................     921,693      922,341
   Other..............................................      50,126       40,509
                                                           -------       ------
    Total deferred credits............................   1,128,625    1,122,038
                                                         ---------    ---------

Commitments and contingencies (Notes 4 and 5).........   ---------    ---------
                                                        $7,461,828   $7,310,281
                                                        ==========   ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                            Three Months Ended
                                                               September 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................      $ 784,465 $ 670,787
   Gas................................................        115,526   109,396
   Other..............................................         15,907    13,289
                                                              -------    ------
                                                              915,898   793,472

Operating expenses:
   Fuel used in generation............................        200,039   199,726
   Purchased power....................................        223,685   138,149
   Cost of gas sold...................................         70,054    63,403
   Other operating and maintenance expenses...........        157,851   144,241
   Depreciation and amortization......................         65,520    61,359
   Taxes (other than income taxes)....................         34,576    33,426
                                                              -------    ------
                                                              751,725   640,304
                                                              -------   -------
Operating income......................................        164,173   153,168

Other income and deductions:
   Merger expenses....................................              -   (18,584)
   Equity in earnings of Yorkshire Power and other
     unconsolidated subsidiaries (Note 2).............         10,247    17,047
   Miscellaneous income and deductions - net..........            905      (163)
                                                              -------    ------
                                                               11,152    (1,700)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         42,737    41,892
   Other interest.....................................          7,602    10,503
   Allowance for borrowed funds used during construction       (3,962)   (2,874)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts holding solely subordinated debentures
     of PSCo and SPS (Note 6).........................          5,763     1,963
   Dividend requirements on preferred stock of
     subsidiaries ....................................              -     2,929
                                                                -----     -----
                                                               52,140    54,413
                                                               ------    ------

Income before income taxes and extraordinary item.....        123,185    97,055
Income taxes..........................................         32,413    33,715
                                                              -------    ------
Income before extraordinary item......................         90,772    63,340
Extraordinary item - U.K. windfall tax (Note 2).......              -  (110,565)
                                                              -------  --------

Net income (loss).....................................        $90,772  $(47,225)
                                                              =======  ========

Weighted average common shares outstanding............        111,606   104,481
                                                              =======   =======

Basic and diluted earnings per share of common
  stock outstanding:
   Income before extraordinary item...................        $  0.82   $ 0.61
   Extraordinary item.................................              -    (1.06)
                                                              -------   ------
   Net income.........................................        $  0.82   $(0.45)
                                                              =======   ======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                             1998      1997
                                                             ----      ----
Operating revenues:
   Electric...........................................   $2,044,218  $1,853,809
   Gas................................................      613,363     571,494
   Other..............................................       57,442      33,332
                                                            -------      ------
                                                          2,715,023   2,458,635

Operating expenses:
   Fuel used in generation............................      512,238     512,498
   Purchased power....................................      526,742     389,925
   Cost of gas sold...................................      419,364     385,898
   Other operating and maintenance expenses...........      468,499     427,757
   Depreciation and amortization......................      195,012     182,843
   Taxes (other than income taxes)....................      100,492     100,007
                                                            -------     -------
                                                          2,222,347   1,998,928
                                                          ---------   ---------
Operating income......................................      492,676     459,707

Other income and deductions:
   Merger expenses....................................         (790)    (33,040)
   Write-off of investment in Carolina Energy
      Project (Note 3)                                            -     (16,052)
   Equity in earnings of Yorkshire Power and other
      unconsolidated subsidiaries (Note 2)............        6,430      21,319
   Miscellaneous income and deductions - net..........         (250)     (8,438)
                                                            -------      ------
                                                              5,390     (36,211)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................      125,928     123,969
   Other interest.....................................       25,054      22,243
   Allowance for borrowed funds used during construction    (12,883)     (7,624)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary trusts
     holding solely  subordinated  debentures of
     PSCo and SPS (Note 6).............................      11,799       5,888
   Dividend requirements on preferred stock of subsidiaries   5,332       8,814
                                                              -----       -----
                                                            155,230     153,290
                                                            -------     -------

Income before income taxes and extraordinary item.....      342,836     270,206
Income taxes..........................................      109,322      94,665
                                                            -------      ------
Income before extraordinary item......................      233,514     175,541
Extraordinary item - U.K. windfall tax (Note 2).......            -    (110,565)
                                                            -------    --------
Net income............................................     $233,514    $ 64,976
                                                           ========    ========

Weighted average common shares outstanding............      111,320     104,247
                                                            =======     =======

Basic and diluted earnings per share of common
  stock outstanding:
   Income before extraordinary item...................      $  2.10     $  1.68
   Extraordinary item.................................            -       (1.06)
                                                            -------     -------
   Net income.........................................      $  2.10     $  0.62
                                                            =======     =======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................       $233,514  $ 64,976
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item - U.K. windfall tax (Note 2)..              -   110,565
     Depreciation and amortization....................        203,036   188,969
     Amortization of investment tax credits...........         (3,836)   (3,943)
     Deferred income taxes............................        (12,328)   40,957
     Equity in earnings of Yorkshire Power and other
       unconsolidated subsidiaries, net...............         (6,430)  (20,099)
     Allowance for funds used during construction.....              -        (4)
     Write-off of investment in Carolina Energy Project             -    16,052
     Change in accounts receivable....................          7,220     9,384
     Change in inventories............................         (7,002)  (11,951)
     Change in other current assets...................         67,840   (43,100)
     Change in accounts payable.......................        (62,319)  (87,503)
     Change in other current liabilities..............         50,545   (33,716)
     Change in deferred amounts.......................         22,398   (32,371)
     Change in noncurrent liabilities.................         10,347     1,885
     Other............................................             (8)      921
                                                              -------   -------
       Net cash provided by operating activities......        502,977   201,022

Investing activities:
   Construction expenditures..........................       (411,778) (307,338)
   Allowance for equity funds used during construction              -         4
   Proceeds from disposition of property, plant and equipment   3,755     2,163
   Investment in Yorkshire Power......................              -  (362,430)
   Acquisition of subsidiary, net of cash acquired (Note 3)   (13,725)        -
   Purchase of other investments......................         (4,006)  (26,283)
   Sale of other investments..........................          6,313    17,971
                                                              -------   -------
       Net cash used in investing activities..........       (419,441) (675,913)

Financing activities:
   Proceeds from sale of common stock.................         34,280    25,027
   Proceeds from sale of PSCo obligated mandatorily
     redeemable  preferred securities (Note 6)........        187,700         -
   Proceeds from sale of long-term debt...............        247,961   333,517
   Redemption of long-term notes and bonds............       (156,838)  (85,468)
   Short-term borrowings - net........................        (25,036)  374,331
   Redemption of preferred stock of
     subsidiaries (Note 6) ...........................       (181,824)     (666)
   Dividends on common stock..........................       (191,575) (164,432)
                                                             --------  --------
       Net cash (used in) provided by financing activities    (85,332)  482,309
                                                              -------   -------
       Net (decrease) increase in cash and temporary cash
           investments                                         (1,796)    7,418
       Cash and temporary cash investments at beginning
           of period                                            72,623   50,015
                                                                ------   ------
       Cash and temporary cash investments at end of period   $ 70,827 $ 57,433
                                                              ======== ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS

                                                      September 30, December 31,
                                                           1998        1997
                                                           ----        ----


Property, plant and equipment, at cost:
   Electric .........................................  $4,237,141    $4,088,447
   Gas................................................  1,146,250     1,100,003
   Steam and other....................................     79,113        78,740
   Common to all departments..........................    470,202       432,840
   Construction in progress...........................    262,444       170,503
                                                          -------       -------
                                                        6,195,150     5,870,533
   Less: accumulated depreciation.....................  2,261,903     2,145,673
                                                        ---------     ---------
     Total property, plant and equipment..............  3,933,247     3,724,860
                                                        ---------     ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 2).............          -       286,703
   Note receivable from affiliate (Note 2)............    292,620             -
   Other..............................................     21,492        43,311
                                                          -------        ------
    Total investments.................................    314,112       330,014
                                                          -------       -------

Current assets:
   Cash and temporary cash investments................     30,043        18,909
   Accounts receivable, less reserve for uncollectible
     accounts ($2,917 at September 30, 1998; $2,272
     at December 31, 1997) ...........................    156,671       191,155
   Accrued unbilled revenues..........................    100,556        94,284
   Recoverable purchased gas and electric energy
      costs - net ....................................     39,659       103,197
   Materials and supplies, at average cost............     46,597        48,030
   Fuel inventory, at average cost....................     20,568        20,862
   Gas in underground storage, at cost (LIFO).........     53,287        46,576
   Prepaid expenses and other.........................     36,282        39,594
                                                          -------        ------
    Total current assets..............................    483,663       562,607
                                                          -------       -------

Deferred charges:
   Regulatory assets (Note 1).........................    275,736       310,658
   Unamortized debt expense...........................     18,136        10,800
   Other..............................................     78,949        55,794
                                                          -------        ------
    Total deferred charges............................    372,821       377,252
                                                          -------       -------
                                                       $5,103,843    $4,994,733
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                         1998          1997
                                                         ----          ----




Common stock........................................   $1,302,119    $1,302,119
Retained earnings...................................      315,392       319,280
                                                          -------       -------
    Total common equity.............................    1,617,511     1,621,399

Preferred stock:
   Not subject to mandatory redemption..............            -       140,002
   Subject to mandatory redemption at par...........            -        39,253
PSCo obligated  mandatorily  redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of PSCo (Note 6) .........      194,000             -
Long-term debt......................................    1,568,409     1,338,138
                                                        ---------     ---------
                                                        3,379,920     3,138,792
                                                        ---------     ---------

Noncurrent liabilities:
   Employees' postretirement benefits other
     than pensions .................................       69,530        58,695
   Employees' postemployment benefits...............       25,031        25,031
                                                          -------       -------
    Total noncurrent liabilities....................       94,561        83,726
                                                          -------       -------

Current liabilities:
   Notes payable and commercial paper...............      404,200       348,555
   Long-term debt due within one year...............      120,417       257,160
   Preferred stock subject to mandatory redemption
     within one year ...............................            -         2,576
   Accounts payable.................................      156,120       218,773
   Dividends payable................................       58,640        40,975
   Customers' deposits..............................       23,263        21,888
   Accrued taxes....................................       60,901        42,549
   Accrued interest.................................       31,603        39,177
   Current portion of accumulated deferred income taxes     8,267        19,872
   Other............................................       66,595        59,880
                                                          -------       -------
    Total current liabilities.......................      930,006     1,051,405
                                                          -------     ---------

Deferred credits:
   Customers' advances for construction.............       53,342        51,830
   Unamortized investment tax credits...............       95,764        99,355
   Accumulated deferred income taxes................      519,754       534,246
   Other............................................       30,496        35,379
                                                          -------       -------
    Total deferred credits..........................      699,356       720,810
                                                          -------       -------

Commitments and contingencies (Notes 4 and 5).......   ----------    ----------
                                                       $5,103,843    $4,994,733
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $466,221  $382,360
   Gas................................................         74,635    83,372
   Other..............................................            745       850
                                                              -------   -------
                                                              541,601   466,582

Operating expenses:
   Fuel used in generation............................         61,019    56,535
   Purchased power....................................        182,852   126,668
   Gas purchased for resale...........................         32,928    39,503
   Other operating and maintenance expenses...........         99,529    97,768
   Depreciation and amortization......................         45,344    42,374
   Taxes (other than income taxes)....................         21,279    21,101
   Income taxes.......................................         21,816    12,261
                                                              -------   -------
                                                              464,767   396,210
                                                              -------   -------
Operating income......................................         76,834    70,372

Other income and deductions:
   Merger expenses....................................              -   (11,384)
   Equity earnings in Yorkshire Power (Note 2)........              -    17,317
   Miscellaneous income and deductions - net..........          3,558    (2,397)
                                                              -------   -------
                                                                3,558     3,536

Interest charges:
   Interest on long-term debt.........................         29,628    28,949
   Amortization of debt discount and expense less premium       1,153     1,019
   Other interest.....................................          4,816     8,196
   Allowance for borrowed funds used during construction       (3,020)   (1,736)
   Dividends on PSCo obligated  mandatorily  redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of PSCo (Note 6)...          3,800         -
                                                                -----    ------
                                                               36,377    36,428
                                                               ------    ------

Income before extraordinary item......................         44,015    37,480
Extraordinary item - U.K. windfall tax (Note 2).......              -  (110,565)
                                                              -------  --------
Net income (loss).....................................         44,015   (73,085)
Dividend requirements on preferred stock..............              -     2,929
                                                              -------   -------
Earnings (loss) available for common stock............        $44,015  $(76,014)
                                                              =======  =========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                            Nine Months Ended
                                                             September 30,
                                                             1998        1997
                                                             ----        ----

Operating revenues:
   Electric...........................................   $1,211,607  $1,116,457
   Gas................................................      473,288     545,470
   Other..............................................        5,946       6,542
                                                            -------     -------
                                                          1,690,841   1,668,469

Operating expenses:
   Fuel used in generation............................      161,202     148,278
   Purchased power....................................      430,783     370,313
   Gas purchased for resale...........................      293,468     361,998
   Other operating and maintenance expenses...........      296,038     296,668
   Depreciation and amortization......................      135,035     127,413
   Taxes (other than income taxes)....................       62,185      64,832
   Income taxes.......................................       72,184      59,205
                                                            -------     -------
                                                          1,450,895   1,428,707
                                                          ---------   ---------
Operating income......................................      239,946     239,762

Other income and deductions:
   Merger expenses....................................          418     (17,801)
   Equity earnings in Yorkshire Power (Note 2)........        3,446      21,430
   Miscellaneous income and deductions - net..........        2,223     (10,980)
                                                            -------    --------
                                                              6,087      (7,351)

Interest charges:
   Interest on long-term debt.........................       86,899      85,902
   Amortization of debt discount and expense less premium     3,148       2,964
   Other interest.....................................       14,967      17,145
   Allowance for borrowed funds used during construction     (8,712)     (4,568)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 6)...       5,911           -
                                                              -----      ------
                                                            102,213     101,443
                                                            -------     -------

Income before extraordinary item......................      143,820     130,968
Extraordinary item - U.K. windfall tax (Note 2).......            -    (110,565)
                                                            -------    --------
Net income............................................      143,820      20,403
Dividend requirements and redemption premium on
 preferred stock .....................................        5,332       8,814
                                                            -------       -----
Earnings available for common stock...................     $138,488     $11,589
                                                           ========     =======



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................       $143,820  $ 20,403
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item - U.K. windfall tax (Note 2)..              -   110,565
     Depreciation and amortization....................        139,227   130,692
     Amortization of investment tax credits...........         (3,591)   (3,241)
     Deferred income taxes............................        (14,798)   37,010
     Equity in earnings of Yorkshire Power............         (3,446)  (21,430)
     Change in accounts receivable....................         37,457    23,121
     Change in inventories............................         (4,984)  (10,061)
     Change in other current assets...................         60,580   (20,894)
     Change in accounts payable.......................        (61,444)  (93,266)
     Change in other current liabilities..............         18,111   (28,341)
     Change in deferred amounts.......................        (16,389)    8,432
     Change in noncurrent liabilities.................         10,834       479
     Other............................................              -       514
                                                              -------   -------
       Net cash provided by operating activities......        305,377   153,983

Investing activities:
   Construction expenditures..........................       (338,663) (217,656)
   Proceeds from disposition of property,
     plant and equipment ............................           6,207     1,806
   Investment in Yorkshire Power (Note 2).............              -  (362,430)
   Transfer of subsidiaries to NCE (Note 1)...........              -    (2,229)
   Purchase of other investments......................           (466)   (6,675)
   Sale of other investments..........................          4,394    11,979
                                                              -------   -------
       Net cash used in investing activities..........       (328,528) (575,205)

Financing activities:
   Proceeds from sale of common stock.................              -    20,517
   Proceeds from sale of PSCo obligated mandatorily
     redeemable preferred securities (Note 6).........        187,700         -
   Proceeds from sale of long-term debt...............        247,274   332,484
   Redemption of long-term notes and bonds............       (156,414)  (69,275)
   Short-term borrowings - net........................         67,600   252,536
   Dividends on common stock..........................       (121,790) (102,663)
   Redemption of preferred stock (Note 6).............       (181,824)     (665)
   Dividends and redemption premium on preferred
     stock (Note 6) ..................................         (8,261)   (8,828)
                                                              -------    ------
       Net cash provided by financing activities......         34,285   424,106
                                                              -------   -------
       Net increase in cash and temporary cash investments     11,134     2,884
       Cash and temporary cash investments at beginning
         of period ...................................         18,909     9,406
                                                               ------     -----
       Cash and temporary cash investments at end
         of period ...................................        $30,043   $12,290
                                                              =======   =======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS

                                                     September 30,  December 31,
                                                          1998         1997
                                                          ----         ----

Property, plant and equipment, at cost:
   Electric .......................................    $2,640,497    $2,557,579
   Construction in progress........................       120,523       144,452
                                                          -------       -------
                                                        2,761,020     2,702,031
   Less: accumulated depreciation..................     1,033,792       987,487
                                                        ---------       -------
    Total property, plant and equipment............     1,727,228     1,714,544
                                                        ---------     ---------

Investments, at cost:
   Notes receivable from affiliate.................       119,036       119,036
   Other...........................................         5,646         5,832
                                                          -------       -------
    Total investments..............................       124,682       124,868
                                                          -------       -------

Current assets:
   Cash and temporary cash investments.............         5,647           986
   Accounts receivable, less reserve for
     uncollectible accounts ($1,996 at September
     30, 1998; $2,442 at December 31, 1997)........        98,613        96,548
   Accrued unbilled revenues.......................        13,727        15,468
   Recoverable electric energy costs - net.........         4,721        23,086
   Materials and supplies, at average cost.........        17,339        16,337
   Fuel inventory, at average cost.................         2,293         2,301
   Prepaid expenses and other......................         4,558         3,367
                                                          -------       -------
    Total current assets...........................       146,898       158,093
                                                          -------       -------

Deferred charges:
   Regulatory assets (Note 1)......................       111,921       119,244
   Unamortized debt expense........................         8,912         9,395
   Other...........................................        32,022        55,349
                                                          -------       -------
    Total deferred charges.........................       152,855       183,988
                                                          -------       -------
                                                       $2,151,663    $2,181,493
                                                       ==========    ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)


                           CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                         1998           1997
                                                         ----           ----


Common stock........................................    $348,402      $348,402
Retained earnings...................................     386,822       349,988
                                                         -------       -------
    Total common equity.............................     735,224       698,390

SPS obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of SPS ....................    100,000       100,000
Long-term debt.......................................    620,699       620,598
                                                         -------       -------
                                                       1,455,923     1,418,988
                                                       ---------     ---------

Noncurrent liabilities:
   Employees' postretirement benefits other
     than pensions ..................................      3,432         3,800
   Employees' postemployment benefits................      1,825         2,446
                                                         -------       -------
    Total noncurrent liabilities.....................      5,257         6,246
                                                         -------       -------

Current liabilities:
   Notes payable and commercial paper................    126,107       154,244
   Notes payable to affiliates.......................      9,000        25,160
   Long-term debt due within one year................        113           173
   Accounts payable..................................     75,119       107,465
   Dividends payable.................................      6,168        22,546
   Customers' deposits...............................      5,725         5,471
   Accrued taxes.....................................     37,682        28,051
   Accrued interest..................................      9,219        12,715
   Current portion of accumulated deferred income taxes    1,872        10,740
   Other.............................................     20,591         7,415
                                                         -------       -------
    Total current liabilities........................    291,596       373,980
                                                         -------       -------

Deferred credits:
   Unamortized investment tax credits................      5,281         5,469
   Accumulated deferred income taxes.................    377,978       372,447
   Other.............................................     15,628         4,363
                                                         -------       -------
    Total deferred credits...........................    398,887       382,279
                                                         -------       -------

Commitments and contingencies (Notes 4 and 5)........  ---------      ---------
                                                      $2,151,663     $2,181,493
                                                      ==========     ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $284,648  $279,511
   Other..............................................              -     4,645
                                                              -------   -------
                                                              284,648   284,156

Operating expenses:
   Fuel used in generation............................        139,021   141,907
   Purchased power....................................          9,946     3,957
   Other operating & maintenance expenses.............         34,189    35,187
   Depreciation and amortization......................         17,754    17,272
   Taxes (other than income taxes)....................         12,525    11,969
   Income taxes.......................................         21,755    22,888
                                                              -------   -------
                                                              235,190   233,180
                                                              -------   -------
Operating income......................................         49,458    50,976

Other income and deductions:
   Merger expenses....................................              -    (7,200)
   Interest income and other  - net...................          2,233     1,692
                                                                -----     -----
                                                                2,233    (5,508)

Interest charges:
   Interest on long-term debt.........................         10,992    11,000
   Amortization of debt discount and expense less premium         561       560
   Other interest.....................................          2,163     1,963
   Allowance for borrowed funds used during construction         (917)   (1,129)
   Dividends on SPS obligated  mandatorily  redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ............         1,963     1,963
                                                                -----     -----
                                                               14,762    14,357
                                                               ------    ------

Net income............................................        $36,929   $31,111
                                                              =======   =======


         Theaccompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating revenues:
   Electric...........................................       $748,386  $728,436
   Other..............................................              -    20,236
                                                              -------   -------
                                                              748,386   748,672

Operating expenses:
   Fuel used in generation............................        351,036   364,221
   Purchased power....................................         19,666    12,088
   Other operating & maintenance expenses.............        103,650   119,755
   Depreciation and amortization......................         53,291    53,717
   Taxes (other than income taxes)....................         35,918    34,819
   Income taxes.......................................         54,709    36,894
                                                              -------   -------
                                                              618,270   621,494
                                                              -------   -------
Operating income......................................        130,116   127,178

Other income and deductions:
   Merger expenses....................................         (1,208)  (15,239)
   Write-off of investment in Carolina Energy
     Project (Note 3) ................................              -   (16,052)
   Interest income and other  - net...................          6,779     2,113
                                                              -------   -------
                                                                5,571   (29,178)

Interest charges:
   Interest on long-term debt.........................         32,972    33,057
   Amortization of debt discount and expense less premium       1,682     1,683
   Other interest.....................................          7,275     4,710
   Allowance for borrowed funds used during construction       (4,115)   (3,047)
   Dividends on SPS obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of SPS ............          5,888     5,888
                                                                -----     -----
                                                               43,702    42,291
                                                               ------    ------
Net income............................................        $91,985   $55,709
                                                              =======   =======


         Theaccompanying notes to condensed financial statements are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----

Operating activities:
   Net income.........................................        $91,985  $55,709
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         56,593   56,290
     Write-off of investment in Carolina Energy Project             -   16,052
     Amortization of investment tax credits...........           (188)    (188)
     Deferred income taxes............................         (1,524)   1,957
     Allowance for funds used during construction.....              -       (5)
     Change in accounts receivable....................         (2,065) (37,112)
     Change in inventories............................           (994)  (1,419)
     Change in other current assets...................         18,915    1,543
     Change in accounts payable.......................        (32,346)  39,276
     Change in other current liabilities..............         19,565  (10,565)
     Change in deferred amounts.......................         38,588  (52,143)
     Change in noncurrent liabilities.................           (989)   1,419
     Other............................................              -      312
                                                              -------  -------
       Net cash provided by operating activities......        187,540   71,126

Investing activities:
   Construction expenditures..........................        (64,838) (87,707)
   Allowance for equity funds used during construction              -        5
   Proceeds from (cost of) disposition of property,
     plant and equipment .............................         (2,345)      61
   Proceeds from the sale of Quixx and UE, net of cash
      disposed (Note 1) ...............................             -  (29,567)
   Sale (purchase) of other investments...............            186   (4,583)
                                                              -------  --------
       Net cash used in investing activities..........        (66,997) (121,791)

Financing activities:
   Redemption of long-term notes and bonds............            (58)  (16,099)
   Short-term borrowings - net........................        (44,297)  101,495
   Dividends on common stock..........................        (71,527)  (61,769)
                                                              -------   -------
       Net cash (used in) provided by financing
         activities ..................................       (115,882)   23,627
                                                             --------    ------
       Net increase (decrease) in cash and temporary
         cash investments ............................          4,661   (27,038)
       Cash and temporary cash investments at
         beginning of period .........................            986    40,610
                                                                  ---    ------
       Cash and temporary cash investments at end of period   $ 5,647  $ 13,572
                                                              =======  ========


            The accompanying notes to condensed financial statements
               are an integral part of these financial statements

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

      Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. The Merger was accounted for as a pooling-of-interests. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, was transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million to NC Enterprises. Subsequent to the Merger and effective March 31, 1998, PSCo sold its investment in NCI to NC Enterprises (see Note 2. Investment in Yorkshire Power).

Business, Utility Operations and Regulation

      NCE is a registered holding company under PUHCA and its utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, distribution, sale and transportation of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations.

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

      The  following   regulatory  assets  are  reflected  in  the  accompanying
consolidated condensed balance sheets (in thousands):

September 30, 1998                          NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes .......................      $149,874       $ 73,057      $ 77,348
Nuclear decommissioning costs.......        71,571         71,571             -
Employees' postretirement benefits
  other than pensions ..............        58,771         55,847         2,924
Early retirement costs..............         1,091              -         1,091
Employees' postemployment
  benefits (Note 4) ................        24,093         23,643             -
Demand-side management costs........        38,938         34,009         4,929
Unamortized debt reacquisition costs        34,033         16,274        17,192
Thunder Basin judgment (Note 4).....         1,784              -         1,784
Other...............................         7,988          1,335         6,653
                                            ------         ------        ------
  Total.............................      $388,143       $275,736      $111,921
                                          ========       ========      ========

December 31, 1997                           NCE           PSCo            SPS
                                          ------         ------         -----

Income taxes........................      $162,985       $ 84,356      $ 79,161
Nuclear decommissioning costs.......        76,881         76,881             -
Employees' postretirement benefits
  other than pensions...............        63,023         59,995         3,028
Early retirement costs..............         8,008          6,645         1,363
Employees' postemployment
  benefits (Note 4) ................        24,455         23,932             -
Demand-side management costs........        42,503         38,518         3,985
Unamortized debt reacquisition costs        36,717         17,791        18,344
Thunder Basin judgment (Note 4).....         5,912              -         5,912
Other...............................         9,991          2,540         7,451
                                            ------         ------        ------
  Total.............................      $430,475       $310,658      $119,244
                                          ========       ========      ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of September 30, 1998 and December 31, 1997 are reflected in rates charged to customers over periods ranging from two to thirty years. The recovery of regulatory assets over the next five years is estimated to exceed $200 million. For further discussion, see the NCE, PSCo and SPS 1997 Annual Report on Form 10-K. The Company believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of regulated subsidiaries' operations are no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and SPS's financial position, results of operations and cash flows.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual electric department earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of the postemployment benefits cost regulatory asset totaling approximately $15 million over three years. The CPUC staff and Colorado Office of Consumer Counsel are proposing to exclude these costs from the electric department earnings test. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written-off (see Note 4. Regulatory Matters - Electric Department Earnings Test and Quality of Service Plan).

      As of September 30, 1998, SPS has approximately $1.8 million in remaining regulatory assets associated with the Thunder Basin judgment. The judgment amount which has been paid by SPS is recoverable from customers, subject to review by various regulatory agencies (see Note 4. Regulatory Matters - Electric Cost Adjustment Mechanisms).

Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, obtained for a future generating station. PSCo is earning a return on these investments based on its weighted average cost of debt and preferred stock in accordance with a CPUC rate order (see Note 4. Regulatory Matters - Electric Department Earnings Test and Quality of Service Plan).

Diversified Energy Businesses

      The Company's energy-related businesses are principally involved in engineering, design and construction management, energy trading and marketing, energy management and consulting services, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 2. Investment in Yorkshire Power). Financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses which are translated at average current exchange rates during each reporting period.

Statements of Cash Flows - Non-cash Transactions:

      Effective  February 26, 1998,  the Company  issued  222,362  shares of its common stock, valued at the market price on the date of issuance of approximately $10 million to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. Prior to the Merger, during 1997, PSCo issued 250,058 shares of its common stock to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies valued at the market price on the date of issuance of approximately $10 million. The estimated issuance values were recognized in other operating expenses during the respective preceding years.

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

2. Investment in Yorkshire Power (NCE and PSCo)

Acquisition

      During the second quarter of 1997, Yorkshire Power, a subsidiary equally owned by PSCo, through NCI, and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom ("U.K.") regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since the April 1, 1997 acquisition date. NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share.

      In July 1997, the U.K. government enacted a windfall tax on certain privatized business entities, payable in two installments with the first in December 1997 and the second in December 1998. The windfall tax was a retroactive adjustment to the privatization value based on post-privatization profits during the 1992 to 1995 period. During the third quarter of 1997, Yorkshire Power recorded an extraordinary charge of approximately $221 million (135 million pounds sterling) for this windfall tax. The Company's share of this tax was approximately $110.6 million.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20 year promissory note from NC Enterprises in the amount of approximately $292.6 million. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo. In late October 1998, NCE contributed $100 million to NC Enterprises and NC Enterprises used the cash to reduce the principle balance of the promissory note to PSCo.

Investment in Ionica

      In June 1998, Yorkshire Power recognized a $54.7 million after-tax impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank facilities had been unsuccessful. The impairment, reflecting a write-down to fair market value, was offset, in part, by an unrelated tax adjustment of approximately $21.5 million.

Generation Sale

      In October 1998, Yorkshire Electricity announced that it had agreed to sell its 75% interest in Regional Power Generators, Ltd., which owns a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. Proceeds from the sale will be used to reduce the debt of Yorkshire Electricity. Yorkshire Electricity is focusing its main business on the distribution and supply of electricity and the supply of natural gas. Yorkshire Power expects to complete the sale by the end of 1998.

      Summarized  income  statement   information  for  the  nine  months  ended
September 30, 1998, and from the date of acquisition, April 1, 1997 to September 30, 1997, is presented below (in millions):

                                                     1998     1997
                                                     ----     ----
    Yorkshire Power:
      Operating revenues.......................    $1,677.3 $  917.6
                                                   -------- --------

      Operating income.........................       264.8    124.1
                                                   -------- --------

      Income before extraordinary item.........        13.6     42.8
                                                   -------- --------

      Extraordinary item - U.K. windfall tax...           -   (221.1)
                                                     ------   ------

      Net income (loss)........................    $   13.6 $ (178.3)
                                                   ======== =========

    NCI's equity in earnings (losses):
      Equity in earnings of Yorkshire Power....         6.8     21.4
      Extraordinary item - U.K. windfall tax...           -   (110.6)
                                                     ------ ---------
                                                   $    6.8 $  (89.2)
                                                   ======== =========


      The unaudited pro forma financial information presented below for NCE assumes that Yorkshire Power was acquired on January 1, 1997. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with the investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power were based on historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings (losses) of Yorkshire Power has been converted at the average exchange rates for the nine months ended September 30, 1998 and September 30, 1997, of $1.652/pound and $1.631/pound, respectively.

      Based on the above assumptions, shown below is unaudited pro forma financial information for the nine months ended September 30, 1998 and 1997 (in millions, except per share amounts):

                                                      NCE Earnings
                                             Available for
                                             common stock     Per share (1)
                                             ------------     -------------

                                              1998   1997     1998    1997
                                              ----   ----     ----    ----

Net income before extraordinary item...      $233.5 $175.5    $2.10   $1.68
                                                              =====   =====

Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net of
   U.S. tax benefits (2)...............        -     (10.1)

  Interest expense, net of tax.........        -      (3.5)
                                             -----  ------

Pro forma result.......................      $233.5 $161.9    $2.10   $1.55
                                             ====== ======    =====   =====

  (1) Based on the weighted average number of common shares outstanding for the period.
  (2) The nine months ended  September 30, 1997 amount  includes  $24.0 million ($17.9 million after-tax) of write-offs related to certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

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

      Based upon the above assumptions, shown below is unaudited pro forma financial information for the nine months ended September 30, 1998 and 1997 (in millions):

                                                                  PSCo
                                                                Earnings
                                                              1998    1997
                                                              ----    ----

Net income before extraordinary item.....................    $143.8  $131.0

Pro forma adjustments:

  NCI's net income before extraordinary item.............      (2.8)  (22.4)
  Interest income from promissory note, net of tax.......       3.2     6.3
                                                              -----   -----

Pro forma result.........................................    $144.2  $114.9
                                                             ======  ======

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

SPS

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $1.2 million in New Mexico (which will be discontinued effective with the new retail rates as discussed below in Rate Cases - SPS - New Mexico), $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

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

      The CPUC's decision on the Merger also implemented a QSP which provides for bill credits totaling up to $5 million in year one and increasing to $11 million in year five, if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. On October 15, 1997, the CPUC issued an order addressing the implementation of a reward mechanism in the QSP which provides up to $3 million of annual rewards if PSCo achieves certain performance measures relating to electric reliability. During the third quarter of 1998, PSCo reached a settlement agreement with the Staff of the CPUC and the Colorado Office of Consumer Counsel ("OCC") which modifies the current bill credit structure and eliminates the reward structure for the years 1999 through 2001. Approval of this modification, by the CPUC, is expected in the fourth quarter of 1998.

      On April 1, 1998, PSCo filed with the CPUC its proposed Performanced-Based Regulatory Plan adjustment for calendar year 1997. This adjustment will provide the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold resulting from the 1997 electric department earnings test, net of QSP reward earned revenue. As of December 31, 1997, PSCo recorded an estimated customer refund obligation of approximately $16.4 million related to the 1997 electric department earnings test, net of QSP rewards. A final refund obligation has not been determined. PSCo believes that its accrued obligation will be adequate.

      PSCo, the OCC and the CPUC staff have all filed testimony in connection with the 1997 electric earnings test. The significant issues, which have not been resolved and will impact the determination of the final refund, include the recovery of postemployment benefit costs under SFAS 112, regulatory capital structure and the recovery of costs associated with certain future use plant and water rights (see Note 1. Summary of Significant Accounting Policies - Business, Utility Operations and Regulation - Other Property). Hearings are scheduled to begin on November 16, 1998 and settlement discussions are continuing. For the nine months ended September 30, 1998, PSCo has recorded an estimated refund obligation of approximately $7.4 million for the 1998 electric department earnings test.

Rate Cases

PSCo
Retail - Gas

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately
$34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. A decision from the Denver District Court is expected during the fourth quarter of 1998.

      On November 2, 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Costs). The recovery of postemployment benefit costs was not included in this request pending a decision from the Denver District Court, as discussed above. If approved, the new rates would become effective July 1, 1999.

SPS

New Mexico

      On November 17, 1997, the NMPUC issued an order investigating SPS's rates. In the order, the NMPUC determined that because of the rapid changes occurring in the electric industry the NMPUC would require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS made a compliance filing on May 5, 1998, which proposed a $1.7 million annual rate reduction for certain retail customers in New Mexico, and incorporated the $1.2 million guaranteed minimum annual credits, discussed above. On October 2, 1998, SPS entered into an uncontested stipulation agreement settling the rate investigation case. As part of this settlement, SPS would institute a $6 million annual reduction in base rates (discontinuing the $1.2 million in guaranteed minimum annual credits) for certain retail customers with an anticipated effective date during December 1998. Additionally, SPS will implement full normalization in its accounting for income taxes with recovery of the New Mexico jurisdictional portion of the tax regulatory asset over 16.8 years. This settlement is currently pending NMPUC approval.

Wholesale - FERC

      On December 19, 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case directing the FERC to reconsider SPS's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, the required filings were made and a hearing was completed in February 1994. In October 1994, the Administrative Law Judge ("ALJ") issued a favorable initial decision that, if approved by the FERC, would result in a revenue recovery for SPS. Negotiated settlements with SPS's partial requirements customers and TNP were approved by the FERC in July 1993 and September 1993, respectively, and SPS received approximately $2.8 million, including interest. In a settlement with SPS's New Mexico rural electric cooperative customers, SPS received approximately $7.0 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, the Golden Spread member cooperatives and Lyntegar Electric Cooperative, were not achieved. On May 5, 1998, the FERC issued its opinion substantially modifying the ALJ's initial decision. The net positive impact from this decision, which was recorded in June 1998, was approximately $7.7 million ($4.9 million after tax). SPS, Golden Spread and Lyntegar Electric Cooperative have sought rehearing by FERC of its order. The requests for rehearing are pending.

Cheyenne

      On May 12, 1997, Cheyenne filed an application with the WPSC for an overall annual increase in retail gas revenues of approximately $1.25 million. On September 23, 1997, the WPSC approved an increase in retail gas revenues of approximately $1.19 million with an 11.71% return on equity, effective October 1, 1997.

Electric Cost Adjustment Mechanisms

SPS

Texas

      A PUCT substantive rule requires periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT's regulations, SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. Currently, Texas retail customers are being surcharged for approximately $6.4 million of such underrecovered fuel costs. The Company has also requested the prospective sharing of margins from wholesale non-firm sales. The outcome of this fuel reconciliation proceeding is pending.

      On May 1, 1995, SPS filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring SPS to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made and the expense recorded in April 1996. Additionally, the order required SPS to pass through to customers 100% of margins from wholesale non-firm sales as of January 1995. Prior PUCT rulings had allowed SPS to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and SPS was ordered to flow through 100% of the non-firm off-system sales margin effective with the first billing cycle after the date of the order. Upon appeal by SPS to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. SPS appealed the decision and, on January 29, 1998, the Texas Court of Appeals upheld the PUCT decision to disallow fuel costs. On March 16, 1998, SPS filed an appeal to the Supreme Court of Texas which, on August 25, 1998, refused to hear the appeal.

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

Environmental Site Cleanup

      As described below, PSCo has been or is currently involved with the cleanup of contamination from certain hazardous substances. In many situations, PSCo is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, PSCo is pursuing, or intends to pursue, recovery from other
Potentially Responsible Parties ("PRPs") and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense for such unrecoverable amounts.

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment
("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. Both sides of the litigation filed petitions for certiorari to the Colorado Supreme Court which granted a hearing on several issues, although the matter is still pending. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRP's. On December 16, 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis that PSCo failed to follow CERCLA guidelines in the cleanup. On January 15, 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.2 million.

      Polychlorinated Biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, in October 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. In August, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, complaints were filed by PSCo against all applicable insurance carriers in the Denver District Court. In June 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. In August 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals, which is still pending. One carrier was excluded from the summary judgment; subsequently, that carrier received approval to be dismissed on the same basis as the other carriers. In March 1998, PSCo reached a settlement with another carrier who was not part of the Denver District Court action. PSCo is pursuing the recovery of approximately $3.3 million net costs in the electric department earnings test.

      In addition to these sites, PSCo has identified several other sites where clean up of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, PSCo believes that the resolution of these matters will not have a material adverse effect on PSCo's financial position, results of operations or cash flows. PSCo will pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process.

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo's and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and
c) allowances issued by the EPA and purchased from other companies. In addition, PSCo and SPS will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements total approximately $14.4 million and pertain to the following plants: PSCo's Cherokee Unit 1 and 2 and Arapahoe Unit 3.

      PSCo has announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above, but will only do so if the following three conditions are met: 1) the Colorado General Assembly and the CPUC approve recovery of these costs, 2) PSCo obtains flexibility in operating the plants and 3) PSCo is assured the emission reduction plan is sufficient to meet future state requirements for 15 years. Legislation was passed and signed into law during the second quarter of 1998. During the third quarter of 1998, PSCo and the CDPHE entered into a voluntary emissions reduction agreement under the legislation. The Company intends to file for recovery of these costs with the CPUC in the fourth quarter of 1998. The voluntary emissions reduction agreement will be effective only if the CPUC approves a cost recovery mechanism acceptable to PSCo.

Hayden Steam Electric Generating Station

      In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement which effectively resolved this litigation. Installation of emission control equipment is in process and on schedule in accordance with the settlement agreement.

Craig Steam Electric Generating Station

      In October 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A settlement conference was held in February 1998, although no settlement was achieved. There have been no further settlement discussions. Resolution of this matter may require the installation of emission control equipment. Management does not believe that this potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Pepsi Center

      Hazardous substances resulting from manufactured gas plant operations have been identified at the site of the Pepsi Center, a sports arena under construction in lower downtown Denver. In September 1998, a settlement with the site owners was achieved, and subsequently, a cleanup plan was approved by the state of Colorado. Neither the settlement nor the approved cleanup plan will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

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

Leyden Gas Storage Facility

     During August 1998, a Jefferson County, Colorado District Court jury found PSCo liable for approximately $1.8 million for the reduction in land value and related damages resulting from the allegations that natural gas had migrated from the Leyden Gas Storage facility. The affected land is located north of, but not immediately adjacent to, the storage facility. PSCo intends to appeal the judgment.

Employee Matters

      The Company and its subsidiaries are engaged in certain employment related litigation and intend to contest, or are actively contesting, all such claims, and believe that the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Tax Matters

      PSR Investments, Inc., a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, the Company's policies were grandfathered under this legislation. On August 27, 1998, the IRS issued a Notice of Proposed

Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. The IRS Auditing Agent is requesting technical advice from the IRS National Office with respect to the proposed adjustment.

      Management plans to vigorously contest this issue. PSCo has not recorded any provision for income tax or interest expense related to this matter. Management believes that the Company's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Year 2000 Issue

      The Year 2000 ("Y2K") issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices which have embedded computer chips which may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. The Company will assess and modify all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory phase and assessment phase for information technology ("IT") systems have been completed. Approximately seventy percent of the remediation and testing phase for all critical IT systems will be completed in 1998 with the remaining portion being completed in the first quarter of 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases are complete. Remediation and testing for non-IT systems is expected to be completed in the third quarter of 1999.

      The Company has identified third parties with which it has material business relationships, including interconnected utilities, telecommunications service providers, fuel and water suppliers, equipment suppliers, leased facilities and financial institutions. Inquiries as to the status of their Y2K readiness have been made and follow-ups are scheduled to be completed in late 1998. Subject matter experts, along with functional managers, continue to evaluate the current list of third parties and have ongoing discussions with these and other critical suppliers about their Y2K readiness and contingency planning efforts.

      The Company has refined its second quarter cost estimate of approximately $30 million for such activities and currently expects to incur costs of approximately $25 million to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Furthermore, the Company expects to spend approximately $15 million more for the accelerated replacement of eight non-compliant IT systems. The work associated with the replacement of these eight systems is scheduled to be completed throughout 1999. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred to date and the estimated costs to be incurred in subsequent periods.

                                                   Estimated
                                            Actual   Fourth
                                            Costs  Quarter  Estimated  Estimated
                                           To Date   1998     1999       Total
                                           -------   ----     ----       -----
                                                      (in millions)

Operating expenses.....................      $ 6.1  $  7.8   $ 11.4     $ 25.3
Capital expenditures ..................        2.0     4.9      7.8       14.7

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a significant loss of electric system capacity, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan will be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      The Company continues to evaluate appropriate courses of preventive corrective action, including the replacement of certain systems. If such modifications and conversions are not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

6. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued 7,760,000 shares of its 7.60% Trust Originated Preferred Securities for $194 million. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures, due June 30, 2038. Holders of the securities are entitled to receive quarterly dividends at an annual rate of 7.60% of the liquidation preference value of $25. The securities are redeemable at the option of PSCo on and after May 11, 2003 at 100% of the principal amount outstanding plus accrued interest. In addition to PSCo's obligations under the Subordinated Debentures, PSCo has agreed, pursuant to a guarantee issued to the trust and the provisions of the trust agreement establishing the trust, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the trust obligations under the preferred securities. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all $181.8 million of PSCo's outstanding preferred stock on June 10, 1998 and for general corporate purposes.

      In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of SPS, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The securities are redeemable at the option of SPS on and after October 21, 2001 at 100% of the principal amount plus accrued interest. In addition to SPS's obligations under the Subordinated Debentures, SPS has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the trust obligations under the preferred securities.

7.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1997 Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the three and nine months ended September 30, 1998 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three and nine-month periods ended September 30, 1998 and 1997 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 13, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Denver, Colorado,                                      ARTHUR ANDERSEN LLP
November 5, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three and nine-month periods ended September 30, 1998 and 1997 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Public Service Company of Colorado and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 13, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Denver, Colorado,                                      ARTHUR ANDERSEN LLP
November 5, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of September 30, 1998, and the related condensed statements of income for the three and nine-month periods ended September 30, 1998 and 1997 and the condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Southwestern Public Service Company as of December 31, 1997, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 13, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




Denver, Colorado,                                      ARTHUR ANDERSEN LLP
November 5, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Earnings

      Earnings per share were $0.82 for the third quarter of 1998 as compared to a net loss of $0.45 per share for the third quarter of 1997. The net loss in 1997 was primarily attributed to the recognition of an extraordinary charge related to the U.K. windfall tax of approximately $110.6 million, or $1.06 per share, by Yorkshire Electricity, a 50% owned investment (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). Income before this extraordinary charge increased approximately $27.4 million, or $0.21 per share from the previous year. Higher earnings were primarily attributed to increased electric sales resulting from continued customer growth and warmer than normal weather.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the third quarter of 1998 as compared to the same period in 1997 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
 Retail...............................................     $31,284
 Wholesale............................................      55,620
 Non-regulated power marketing........................      19,949
 Other (including unbilled revenues and provision for
        rate refunds) ................................       6,825
                                                             -----
  Total revenues......................................     113,678
Fuel used in generation...............................         313
Purchased power.......................................      85,536
                                                           -------
  Net increase in electric margin.....................     $27,829
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the third quarter of 1998 and 1997.
                                              Millions of Kwh Sales
                                                1998      1997    % Change *
                                                ----      ----    ----------
Residential ...............................     2,885     2,634      9.5%
Commercial and Industrial  ................     7,572     7,334      3.2
Public Authority ..........................       247       219     12.8
                                                -----     -----
  Total Retail.............................     10,704    10,187     5.1
Wholesale..................................     5,189     3,516     47.6
Non-regulated power marketing..............       666       205      **
                                                -----     -----
Total......................................     16,559    13,908    19.1
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased in the third quarter of 1998, when compared to the third quarter of 1997, due primarily to a 5.1% increase in total retail sales and a 19.1% increase in total sales resulting from customer growth and hotter than normal weather. In addition, PSCo's margin was positively impacted by lower accruals of approximately $5.6 million for the customer refund obligation associated with the earnings test in Colorado (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). PSCo's higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, contributed to increased operating revenues, but the margin on such sales was minimal. SPS's higher retail and wholesale sales resulted primarily from hotter and dryer than normal weather during the third quarter of 1998 and a resulting increase in the air conditioning and irrigation load in Texas and New Mexico.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact electric margin for the third quarter of 1998 or 1997.

      Fuel used in generation expense increased slightly during the third quarter of 1998 as compared to the same quarter in 1997 due primarily to increased generation levels.

      Purchased power expense increased $85.5 million during the third quarter of 1998, as compared to the same quarter in 1997, primarily due to purchases related to wholesale marketing activities at PSCo ($56.2 million) and an increase in power marketing activities at the Company's non-regulated subsidiaries ($23.3 million). Purchased power at SPS increased $6.0 million due to a 48% increase in wholesale purchases and higher spot market prices. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the third quarter of 1998 as compared to the same period in 1997 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $ 6,130
Gas purchased for resale..............................       6,651
                                                           -------
 Net decrease in gas sales margin.....................     $  (521)
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the third quarter of 1998 and 1997.
                                      Millions of Dth Deliveries
                                                1998  1997    % Change *
                                                ----  ----    ----------
Residential................................      6.6   6.2       5.9%
Commercial.................................      4.1   4.0       3.0
Non-regulated gas marketing................     16.4  13.7      19.3
                                               ----- -----
  Total Sales..............................     27.1  23.9      13.1
Transportation.............................     25.8  22.3      15.6
                                               ----- -----
  Total....................................     52.9  46.2      14.3
                                               ===== =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin decreased slightly during the third quarter of 1998, when compared to the third quarter of 1997. Total gas sales increased 13.1% during the third quarter of 1998 as compared with the prior year primarily as a result of non-regulated sales. However, the gross margin on these non-regulated gas sales declined $0.4 million. PSCo's gas sales increased 3.7% during the quarter primarily due to a 2.8% increase in customers.

      Gas transportation, gathering and processing revenues increased approximately $0.4 million during the third quarter of 1998, when compared to the third quarter of 1997, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo and Cheyenne have in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1998, as compared to the third quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas during the third quarter of 1998, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale.

Other Operating Revenues

      Other operating revenues increased approximately $2.6 million due to higher revenues from diversified energy businesses, primarily engineering, design and construction management, energy management and consulting services.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $13.6 million during the third quarter of 1998, as compared to the same period in 1997, due in large part to higher operating costs from non-regulated operations ($7.0 million) as a result of the acquisition of new businesses, severence payments made to former executives and growth of existing businesses. Increases in other operating and maintenance expenses at PSCo is primarily due to higher gas and electric distribution expenses and at SPS the result of higher maintenance costs at generation stations.

      Depreciation and amortization expense increased $4.2 million primarily due to an increase in electric property, plant and equipment at PSCo and SPS and higher amortization of software costs at PSCo.

      Other income and deductions increased approximately $12.9 million during the third quarter of 1998, when compared to the third quarter of 1997, primarily due to the absence of merger related expenses in 1998 ($18.6 million).

      Interest charges and preferred dividends of subsidiaries decreased $2.3 million during the third quarter of 1998, when compared to the same quarter in 1997. Proceeds from the issuance, by PSCo, of $250 million of long-term debt in April 1998 were used, in part, to reduce short-term debt. Higher interest costs on additional long-term debt, net of retirements, was offset, in part, by lower interest rates. Other interest expense decreased primarily due to lower short-term borrowings. The increase in dividends on PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo resulted from the May 1998 issuance of such securities (see
Note 6. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

      Income taxes declined $1.3 million during the third quarter of 1998, when compared to the same quarter in 1997 primarily due to an increase in foreign tax credits recognized and non-deductible merger costs in 1997 offset, in part, by higher pre-tax income.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Earnings

      Earnings per share were $2.10 for the first nine months of 1998 as compared to $0.62 for the first nine months of 1997. The higher earnings were primarily attributable to increases in electric and gas sales resulting from continued customer growth, hotter than normal weather during the second and third quarters of 1998, the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million, or $1.06 per share, by Yorkshire Power in 1997, the absence of significant merger costs in 1998, and the write-off of the Carolina Energy Project in June 1997. Earnings for the nine months ended September 30, 1998 were reduced by an investment impairment, net of non-recurring tax adjustments, by Yorkshire Power in the second quarter of 1998, which reduced earnings approximately 15 cents per share (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first nine months of 1998 as compared to the same period in 1997 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
 Retail...............................................    $ 55,424
 Wholesale............................................      88,633
 Non-regulated power marketing........................      43,862
 Other (including unbilled revenues and provision for
   rate refunds) .....................................       2,490
                                                             -----
  Total revenues......................................     190,409
Fuel used in generation...............................        (260)
Purchased power.......................................     136,817
                                                           -------
  Net increase in electric margin.....................     $53,852
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first nine months of 1998 and 1997.
                                              Millions of Kwh Sales
                                                 1998     1997      %Change *
                                                 ----     ----      ---------
Residential ...............................      7,781     7,370     5.6%
Commercial and Industrial  ................     20,849    20,370     2.4
Public Authority ..........................        625       578     8.0
                                                -----     -----
  Total Retail.............................     29,255    28,318     3.3
Wholesale..................................     11,623     8,478    37.1
Non-regulated power marketing..............      2,269       783      **
                                                 -----     -----
Total .....................................     43,147    37,579    14.8
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased in the first nine months of 1998, when compared to the prior year, primarily due to higher retail sales resulting from hotter than normal weather during the second and third quarters of 1998. Also contributing to the higher margin was the favorable $7.7 million impact of a FERC decision in a 1985 wholesale rate case proceeding at SPS (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Higher wholesale and non-regulated power marketing electric sales, reflecting marketing activities for economy, short-term firm and off-system sales, contributed to increased revenues, but had little impact on electric margin.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact electric margin for the first nine months of 1998 or 1997.

      Fuel used in generation expense for the first nine months of 1998 and 1997 were comparable. Lower per unit cost of coal and natural gas were offset by increased generation levels.

      Purchased power expense increased $136.8 million during the first nine months of 1998, as compared to the same period in 1997, due to an increase in power marketing activities at the Company's non-regulated subsidiaries and purchases related to wholesale marketing activities at PSCo.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first nine months of 1998 as compared to the same period in 1997 (thousands of dollars).

                                                          Increase
                                                          --------

Revenues from gas sales (including unbilled revenues).     $39,565
Gas purchased for resale..............................      33,466
                                                           -------
 Net increase in gas sales margin.....................     $ 6,099
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1998 and 1997.
                                      Millions of Dth Deliveries
                                                1998  1997    % Change *
                                                ----  ----    ----------
Residential................................     65.2  64.3       1.3%
Commercial.................................     32.8  35.1      (6.6)
Non-regulated gas marketing................     48.2  44.4       8.7
                                               ----- -----
  Total Sales..............................    146.2 143.8       1.6
Transportation, gathering and processing...     80.6  69.9      15.6
                                               ----- -----
  Total....................................    226.8 213.7       6.2
                                               ===== =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first nine months of 1998, when compared to the first nine months of 1997, due to higher margin at PSCo of approximately $2.8 million resulting primarily from a rate increase effective February 1, 1997, an increase in the margin at Cheyenne of approximately $1.5 million resulting from increases in base rates and an increase in the quantity of gas sold, and growth of the Company's non-regulated gas marketing business.

            Gas transportation, gathering and processing revenues increased $2.3 million during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to higher transportation rates effective February 1, 1997, resulting from PSCo's 1996 rate case and an increase in transport deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers as retail customers procure their unbundled gas supply from other sources.

      PSCo and Cheyenne have in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1998, as compared to the first nine months of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The higher per-unit average cost of gas during the first nine months of 1998, along with an increase in the quantity of gas purchased, contributed to the increase in cost of gas purchased for resale.

Other Operating Revenues

      Other operating revenues increased approximately $24.1 million due to higher revenues from diversified energy businesses, primarily engineering, design and construction management and consulting services.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $40.7 million during the first nine months of 1998, as compared to the same period in 1997, primarily due to higher operating costs from non-regulated operations ($30.5 million). The increase in non-regulated operations operating and maintenance expenses is due to the acquisition of subsidiaries and growth of existing businesses. The remaining increase is primarily due to higher electric operating and distribution expenses and a reduction, in 1997, of the nuclear defueling and decommissioning liability, which served to lower expense, at PSCo ($12.2 million) offset, in part, by lower pension and benefit costs at SPS ($2.5 million).

      Other income and deductions increased approximately $41.6 million during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to a decrease in merger expenses ($32.2 million), the write-off of the investment in the Carolina Energy Project in 1997, (see Note 3. Acquisition and Divestiture of Investments in Item 1. FINANCIAL STATEMENTS), ($16.1 million) and accruals for estimated legal and other costs associated with employee lawsuits in 1997. Equity in earnings of Yorkshire Power were lower ($14.6 million) as a result of the second quarter 1998 impairment of its investment in Ionica, a wireless telecommunications company, which was partially offset by unrelated tax adjustments.

      Interest charges and preferred dividends of subsidiaries increased $1.9 million during the first nine months of 1998, when compared to the same period in 1997, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Commitments and Contingencies

Year 2000 Issue

      The Year 2000 ("Y2K") issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices which have embedded computer chips which may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. The Company will assess and modify all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory phase and assessment phase for information technology ("IT") systems have been completed. Approximately seventy percent of the remediation and testing phase for all critical IT systems will be completed in 1998 with the remaining portion being completed in the first quarter of 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases are complete. Remediation and testing for non-IT systems is expected to be completed in the third quarter of 1999.

      The Company has identified third parties with which it has material business relationships, including interconnected utilities, telecommunications service providers, fuel and water suppliers, equipment suppliers, leased facilities and financial institutions. Inquiries as to the status of their Y2K readiness have been made and follow-ups are scheduled to be completed in late 1998. Subject matter experts, along with functional managers, continue to evaluate the current list of third parties and have ongoing discussions with these and other critical suppliers about their Y2K readiness and contingency planning efforts.

      The Company has refined its second quarter cost estimate of approximately $30 million for such activities and currently expects to incur costs of approximately $25 million to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Furthermore, the Company expects to spend approximately $15 million more for the accelerated replacement of eight non-compliant IT systems. The work associated with the replacement of these eight systems is scheduled to be completed throughout 1999. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred to date and the estimated costs to be incurred in subsequent periods.

                                                   Estimated
                                            Actual  Fourth
                                            Costs   Quarter Estimated Estimated
                                           To Date  1998      1999      Total
                                           -------  -----     ----      -----
                                                      (in millions)

Operating expenses.....................      $ 6.1  $  7.8   $ 11.4  $ 25.3
Capital expenditures ..................        2.0     4.9      7.8    14.7


      The most reasonably likely worst case scenario resulting during Y2K critical dates is a significant loss of electric system capacity, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan will be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      The Company continues to evaluate appropriate courses of preventive corrective action, including the replacement of certain systems. If such modifications and conversions are not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Tax Matters

      PSR Investments, Inc., a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, the Company's policies were grandfathered under this legislation. On August 27, 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. The IRS Auditing Agent is requesting technical advice from the IRS National Office with respect to the proposed adjustment.

      Management plans to vigorously contest this issue. PSCo has not recorded any provision for income tax or interest expense related to this matter. Management believes that the Company's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Other

      Issues relating to regulatory matters, environmental issues and employee lawsuits are discussed in Notes 4 and 5 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future financial position, results of operations or cash flows.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the third quarter of 1998 and $1.74 per share for the year-to-date. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                1998       1997       Increase
                                                ----       ----       --------

Net cash provided by operating
  activities (in millions) ...............      $503.0    $201.0      $302.0

      Cash provided by operating activities increased during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to higher earnings from utility operations and a decrease in payments to gas suppliers resulting from lower gas costs during the 1998 period. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future. Additionally, SPS and a non-regulated subsidiary of NCE recorded combined cash proceeds of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project during the second quarter of 1998.

                                                1998         1997     Decrease
                                                ----         ----     --------
Net cash used in investing
  activities (in millions) ................     $(419.4)   $(675.9)   $(256.5)

      Cash used in investing activities decreased during 1998, when compared to 1997, primarily due to the acquisition of Yorkshire Electricity in 1997 partially offset by higher 1998 construction expenditures and payment for the purchase of an energy management and consulting services company in 1998.

                                                1998         1997     Decrease
                                                ----         ----     --------
Net cash (used in) provided by financing
  activities (in millions) .................    $(85.3)     $482.3    $(567.6)

      Cash provided by financing activities decreased during 1998, when compared to 1997, primarily due to PSCo's issuance of medium-term notes in January and March 1997. The proceeds from the $75 million financing by PSCo in January 1997 and the $250 million financing by PSCo in March 1997 were used to fund construction expenditures and the investment in Yorkshire Power (See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). Proceeds from PSCo's issuance of $250 million of long-term debt in April 1998 were used to repay short-term and other debt. In May 1998, the PSCo Capital Trust I issued $194 million of Trust Originated Preferred Securities the proceeds of which were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. Additionally, cash provided by operations during 1998 has increased significantly allowing the Company to reduce its short-term borrowings.

Financing Activities

Common Stock

      NCE has an effective registration statement covering the issuance of 9 million shares of common stock. NCE sold 5.9 million shares under this registration statement in December 1997 and sold 2.5 million of the remaining shares in November 1998. The proceeds of this November 1998 financing, totaling approximately $116.6 million, were used for general corporate purposes and to reduce short-term borrowings.

Long-Term Debt

            On April 20, 1998, PSCo issued $250 million of 6% First Collateral Trust Bonds due April 15, 2003, which are not redeemable prior to maturity. The principal and accrued interest on the bonds are secured by PSCo's First Mortgage Bonds. Substantially all properties of PSCo are subject to the liens securing its First Mortgage Bonds. The proceeds from the issuance were used for general corporate purposes and to repay short-term and other debt incurred for such purposes.

PSCo Obligated Mandatorily Redeemable Preferred Securities

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued in a public offering $194 million of its 7.60% Trust Originated Preferred Securities. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures, due June 30, 2038. The net proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all of PSCo's outstanding preferred stock totaling $181.8 million on June 10, 1998 and for general corporate purposes.

Bank Lines of Credit and Compensating Bank Balances

     In August of 1997, NCE entered into a $225 million credit facility with several banks. Originally, the credit facility provided for $100 million of direct borrowings by NCE until the outstanding common stock of PSCCC, a wholly-owned subsidiary of PSCo, was transferred to NCE. On June 30, 1998, the credit facility was amended to eliminate the PSCCC common stock restriction and to provide for $200 million of direct borrowings by NCE. In addition, Cheyenne was added as a borrower of up to $25 million with an NCE guaranty. The credit facility expires August 11, 2002.

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

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. See Note 1. Summary of Significant Accounting Policies in Item 1. FINANCIAL STATEMENTS for additional discussion regarding PSCo, the Merger and the transfer of Cheyenne, WGI, e prime and Natural Fuels. The consolidated condensed statements of income for the three and nine months ended September 30, 1997 and statement of cash flows for the nine months ended September 30, 1997, reflect the results of operations through July 31, 1997 for Cheyenne, WGI, e prime and Natural Fuels. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Earnings Available for Common Stock

      Earnings available for common stock increased to approximately $44.0 million for the third quarter of 1998, as compared a net loss of approximately $76.0 million for the third quarter of 1997. The increase was primarily attributable to the recognition of an extraordinary charge related to the U.K. windfall tax of approximately $110.6 million in the third quarter of 1997 (see
Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). Excluding the impact of this extraordinary charge, quarterly earnings increased approximately $9.5 million or 27% from the previous year. The increase was attributable to an increase in the current period electric margin resulting from higher electric sales in 1998 and the recognition of merger and business integration costs in 1997.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended September 30, 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                       Increase (Decrease)
                                                       -------------------
                                                           Cheyenne
                                                PSCo Only  &e prime Consolidated
                                                ---------  -------- ------------
Electric operating revenues:
 Retail.......................................    $16,046   $ (2,944)  $13,102
 Wholesale - regulated........................     42,999          -    42,999
 Non-regulated power marketing................          -     (1,715)   (1,715)
 Other (including unbilled revenues and
  provision for rate refunds) ................     29,593       (118)   29,475
                                                   ------        ---    ------
  Total revenues..............................     88,638     (4,777)   83,861
Fuel used in generation.......................      4,484          -     4,484
Purchased power...............................     60,170     (3,986)   56,184
                                                  -------   --------   -------
  Net increase (decrease) in electric margin..    $23,984   $   (791)  $23,193
                                                  =======   ========   =======

       The following table compares electric Kwh sales by major customer classes for the three months ended September 30, 1998 and 1997.

                                     Millions of Kwh Sales     % Change *
                                        1998     1997    Consolidated  PSCo Only
                                        ----     ----     -----------  ---------
Residential .....................       1,779    1,669        6.6%      7.6%
Commercial and Industrial .......       4,278    4,224        1.3       2.5
Public Authority ................          54       49       10.2      10.9
                                       ------   ------
  Total Retail...................       6,111    5,942        2.9       4.0
Wholesale - Regulated............       2,389    1,232       94.0      94.0
Non-regulated Power Marketing....           -       81       **         -
                                       ------   ------
Total............................       8,500    7,255       17.2      19.6
                                       ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased in the third quarter of 1998, when compared to the third quarter of 1997, primarily due to an overall 4% increase in PSCo's electric retail sales resulting primarily from customer growth (approximately 1.9%) and the effects of warmer than normal weather. Estimated customer refund obligations decreased in the third quarter of 1998, when compared to the third quarter of 1997, by approximately $5.6 million in connection with the sharing of earnings in excess of an 11% return on equity resulting from the 1996 settlement of the Merger proceedings in Colorado (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, also contributed to increased operating revenues; however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact the electric margin for the third quarter of 1998 or 1997.

      Fuel used in generation expense increased approximately $4.5 million during the third quarter of 1998, as compared to the same quarter in 1997, primarily due to increased generation levels at PSCo's power plants.

      Purchased power expense increased $56.2 million during the third quarter of 1998, as compared to the same quarter in 1997, primarily due to purchases related to wholesale marketing activities.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the third quarter of 1998, as compared to the same period in 1997 (in thousands of dollars).

                                                        Increase (Decrease)
                                                        -------------------
                                                             Cheyenne,
                                                          Natural Fuels,
                                                               WGI &
                                                 PSCo Only e prime  Consolidated
                                                 --------- -------  ------------
Revenues from gas sales (including
   unbilled revenues)                             $3,744   $(12,699)  $ (8,955)
Gas purchased for resale........................   4,086    (10,661)    (6,575)
                                                  ------   -------     -------
  Net decrease in gas sales margin..............  $ (342)  $ (2,038)  $ (2,380)
                                                  ======   =======    ========

      The following table compares gas Dth deliveries by major customer classes for the third quarter of 1998 and 1997.

                                  Millions of Dth Deliveries        % Change *
                                     1998      1997     Consolidated  PSCo Only
                                     ----      ----     ------------  ---------
Residential...................       6.4       6.1         4.5%        5.7%
Commercial....................       3.8       3.9        (1.3)        0.5
Non-regulated gas marketing...       -         4.5        **           -
                                   ------   --------
  Total sales.................      10.2      14.5       (29.6)        3.7
Transportation, gathering and
   processing ................      22.2      19.8        12.6        18.5
                                   -----    --------
  Total.......................      32.4      34.3        (5.3)       13.4
                                   =======  ========

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin decreased slightly during the third quarter of 1998, when compared to the third quarter of 1997, primarily due to a $1.4 million decrease in unbilled revenues, which is gas delivered to customers that has not been billed, offset, in part by the effects of higher gas sales. Gas sales increased 3.7% during the third quarter of 1998 primarily due to a 2.8% increase in customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1998, as compared to the second quarter of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The decrease in the quantity of gas purchased in the third quarter of 1998 resulted in an overall decrease in the total cost of gas purchased for resale.

      Gas transportation, gathering and processing revenues increased $0.2 million during the third quarter of 1998, compared to the third quarter of 1997, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization increased $3.0 million during the third quarter of 1998, as compared to the third quarter of 1997, primarily due to the depreciation of property additions and the higher amortization of software costs.

      Income taxes increased approximately $9.6 million during the third quarter of 1998, as compared to the third quarter of 1997, primarily due to higher pre-tax income.

      Other income and deductions was relatively flat when comparing the third quarter of 1998 to the third quarter of 1997. On March 31, 1998, NCI and its subsidiaries were transferred through the sale by PSCo of all the outstanding common stock of NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). The third quarter of 1998 includes approximately $5.1 million of interest income on the promissory note compared to the recognition of equity earnings associated with PSCo's investment in Yorkshire Power of approximately $17.3 million in the third quarter of 1997. The third quarter of 1997 also reflects the recognition of merger and business integration costs of approximately $11.4 million.

      Interest charges and dividends on preferred stock decreased approximately $3.0 million during the third quarter of 1998 as compared to the third quarter of 1997. Proceeds from the issuance of $250 million of long-term debt in April 1998 were used, in part, to reduce short-term debt. Higher interest costs on additional long-term debt, net of retirements, was offset, in part, by lower interest rates. Other interest expense decreased primarily due to lower short-term borrowings. The increase in dividends on PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo resulted from the issuance in May 1998 (see Note
6. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Earnings Available for Common Stock

      Earnings available for common stock were $138.5 million for the first nine months of 1998, as compared to $11.6 million for the first nine months of 1997. The significant increase was primarily attributable to the recognition of an extraordinary charge related to the U.K. windfall tax of approximately $110.6 million in 1997. Excluding the impact of this extraordinary charge, earnings increased approximately $16.3 million or 13% from the previous year. The increase was primarily attributable to an increase in electric margin resulting from higher sales in 1998 and higher merger and business integration costs in 1997.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the nine months ended September 30, 1998 as compared to the same period in 1997 (in thousands of dollars).

                                                       Increase (Decrease)
                                                           Cheyenne
                                               PSCo Only  &e prime  Consolidated
                                               ---------  --------  ------------
Electric operating revenues:
 Retail.......................................    $34,806   $(21,492)  $13,314
 Wholesale - regulated........................     64,915          -    64,915
 Non-regulated power marketing................          -    (10,448)  (10,448)
 Other (including unbilled revenues and
  provision for rate refunds) ................     27,388        (19)   27,369
  Total revenues..............................    127,109    (31,959)   95,150
                                                  -------    -------    ------
Fuel used in generation.......................     12,924          -    12,924
Purchased power...............................     86,281    (25,811)   60,470
                                                  -------   --------   -------
  Net increase (decrease)  in electric margin.    $27,904   $ (6,148)  $21,756
                                                  =======   ========   =======

       The following table compares electric Kwh sales by major customer classes for the nine months ended September 30, 1998 and 1997.

                                     Millions of Kwh Sales     % Change *
                                     ---------------------     ----------
                                        1998     1997    Consolidated  PSCo Only
                                        ----     ----    ------------  ---------
Residential .....................       5,135    5,044        1.8%      4.4%
Commercial and Industrial  ......      11,754   11,909       (1.3)      1.8
Public Authority ................         140      138        1.8       3.5
                                       ------   ------
  Total Retail...................      17,029   17,091       (0.4)      2.6
Wholesale - Regulated............       5,291    3,110       70.2      70.2
Non-regulated Power Marketing....           -      660       **         -
                                       ------   ------
Total............................      22,320   20,861        7.0      13.2
                                       ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin increased (excluding the results of Cheyenne and e prime) in the first nine months of 1998, when compared to the first nine months of 1997, primarily due to an overall increase in PSCo's retail sales of 2.6% resulting from customer growth of approximately 1.9% and a $25.1 million increase in unbilled revenues, which is electricity delivered to customers that has not been billed at the end of the period. Higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, contributed to increased operating revenues; however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo's ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, did not significantly impact the electric margin for the first nine months of 1998 or 1997.

      Fuel used in generation expense increased approximately $12.9 million during the first nine months of 1998, as compared to the same period in 1997 due to increased generation levels at PSCo's power plants.

      Purchased power expense increased approximately $60.5 million during the first nine months of 1998, as compared to the same period in 1997, primarily due to purchases related to wholesale marketing activities.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first nine months of 1998 as compared to the same period in 1997 (in thousands of dollars).

                                                        Increase (Decrease)
                                                        -------------------
                                                             Cheyenne
                                                           Natural Fuels
                                                               WGI &
                                                PSCo Only  e prime  Consolidated
                                                ---------  -------  ------------
Revenues from gas sales (including
  unbilled revenues) ......................... $35,959   $(110,064)   $(74,105)
Gas purchased for resale......................  33,120    (101,650)    (68,530)
                                                ------    --------    --------
  Net increase (decrease) in gas sales margin.  $2,839   $  (8,414)    $(5,575)
                                                ======   =========     =======

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1998 and 1997.

                              Millions of Dth Deliveries        % Change *
                              --------------------------        ----------
                                     1998      1997      Consolidated  PSCo Only
                                     ----      ----      ------------  ---------
Residential...................       63.3      64.2         (1.5)%       1.2%
Commercial....................       31.1      35.1        (11.3)       (7.8)
Non-regulated gas marketing...          -      35.2         **           -
                                   ------   --------
  Total sales.................       94.4     134.5        (29.8)       (1.9)
Transportation, gathering and
  processing .................       68.3      67.3          1.5       18.1
                                     ----      ----
  Total.......................      162.7     201.8        (19.4)      5.6
                                   =======  ========

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased (excluding the results of Cheyenne, WGI, Natural Fuels and e prime) during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 general rate case. This increase was offset, in part, by a 1.9% decrease in PSCo's sales which resulted from warmer weather during the first nine months of 1998, despite a 2.8% increase in customers.

      Gas transportation, gathering and processing revenues increased approximately $1.9 million during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to higher transportation rates, effective February 1, 1997, resulting from PSCo's 1996 general rate case and an increase in transport deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers as such customers procure their unbundled gas supply from other sources.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1998, as compared to the first nine months of 1997, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The decrease in the quantity of gas purchased during the first nine months of 1998 resulted in a decrease in cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization expense increased $7.6 million in the first nine months of 1998, as compared to the same period in 1997, primarily due to the depreciation of property additions and the higher amortization of software costs.

      Income taxes increased approximately $13.0 million during the first nine months of 1998, as compared to the first nine months of 1997, primarily due to higher pre-tax income.

      Other income and deductions increased approximately $13.4 million during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to the recognition of merger and business integration costs in 1997. On March 31, 1998, NCI and its subsidiaries, including Yorkshire Power, were transferred through the sale by PSCo of all the outstanding common stock at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company for NCE, and received as consideration a promissory note from NC Enterprises (see Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). The second and third quarter of 1998 include approximately $10.2 million of interest income on the promissory note compared to equity earnings associated with the Company's investment in Yorkshire Power ($3.4 million) during the first quarter of 1998 offset, in part, equity earnings of Yorkshire Power during the second and third quarter of 1997 ($21.4 million). Accruals for estimated legal and other costs associated with various employee lawsuits are also included in 1997.

      Interest charges and dividends on preferred stock decreased approximately $2.7 million during the first nine months of 1998 as compared to the first nine months of 1997. Proceeds from the issuance of $250 million of long-term debt in April 1998 were used, in part, to reduce short-term debt. Higher interest costs on additional long-term debt, net of retirements, was offset, in part, by lower interest rates. Other interest expense decreased primarily due to lower short-term borrowings. The increase in dividends on PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo resulted from the issuance in May 1998 (see Note 6. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

Commitments and Contingencies

       See  Note  5.  Commitments  and  Contingencies  in  Item  1.  FINANCIAL
STATEMENTS.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                            1998          1997         Increase
                                            ----          ----         --------
Net cash provided by operating
  activities (in millions) ...........     $305.4        $154.0         $151.4

      Cash provided by operating activities increased during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to the decrease in payments to gas suppliers resulting from lower gas costs during the first nine months of 1998 as compared to the first nine months of 1997. A portion of these lower gas costs have been deferred through the GCA and have reduced the amount to be recovered from customers in the future. Higher earnings from utility operations have also contributed to the increase.

                                                1998         1997       Decrease
                                                ----         ----       --------
Net cash used in investing
  activities (in millions) ............     $(328.5)      $(575.2)       $246.7

      Cash used in investing activities decreased during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to PSCo's acquisition of Yorkshire Electricity in April 1997 for approximately $360 million offset, in part by higher construction expenditures and the purchase of certain leased assets in 1998.

                                                1998          1997      Decrease
                                                ----          ----      --------
Net cash provided by financing
  activities (in millions) ............      $34.3          $424.1      $(389.8)

      Cash provided by financing activities decreased during the first nine months of 1998, when compared to the first nine months of 1997, primarily due to the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively. The proceeds from these financings were used to fund PSCo's construction program and the investment in Yorkshire Power. See Note 2. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS. In April 1998, $250 million of 5 year 6% First Collateral Trust Bonds were issued. The proceeds were used for general corporate purposes. Additionally, in May 1998, $194 million of Trust Originated Preferred Securities were issued. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. See Note 6. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS.

Financing Activities

      Discussion relating to PSCo's financing activities is covered under "Financing Activities" in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, SPS and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. The statements of income for the three and nine months ended September 30, 1997 and the statement of cash flows for the nine months ended September 30, 1997 reflect the results of operations of Quixx and UE through July 31, 1997.

Earnings Available for Common Stock

      Earnings available for common stock increased $5.8 million during the third quarter of 1998 compared to the same quarter in 1997. Earnings in the prior year were impacted by the recognition of merger related costs ($7.2 million).

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended September 30, 1998, as compared to the same period in 1997 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------

     Electric operating revenues:
      Retail..............................        $15,244
      Wholesale...........................         12,619
      Other (including unbilled revenues).        (22,726)
                                                  -------
        Total revenues....................          5,137
     Fuel used in generation..............         (2,886)
     Purchased power......................          5,989
                                                  -------
        Net increase in electric margin...        $ 2,034
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the three months ended September 30, 1998 and 1997.

                              Millions of Kwh Sales
                              ---------------------
                                      1998        1997        % Change*
                                      ----       ------       ---------
      Residential ............       1,060         936          13.2%
      Commercial  ............         940         881           6.7
      Industrial  ............       2,193       2,120           3.5
      Public Authority .......         192         170          13.4
                                     -----       -----
        Total Retail..........       4,385       4,107           6.8
      Wholesale...............       2,800       2,284          22.6
                                     -----       -----
      Total...................       7,185       6,391          12.4
                                     =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $5.1 million or 1.8% during the third quarter in 1998, when compared to the same period in 1997, primarily due to higher retail and wholesale electric sales offset, in part by approximately $1.0 million of merger savings which are passed on to customers. The hotter than normal weather contributed to the increased sales in 1998, with an increase in the irrigation load in Texas and New Mexico. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico (which will be discontinued effective with the new retail rate decrease, see
Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS), $100,000 in Oklahoma, $10,000 in Kansas and $1.5 million to wholesale customers.

      Fuel used in generation expense decreased $2.9 million or 2.0% during the third quarter of 1998, when compared to the same period in 1997, primarily due to lower coal expense for the quarter offset, in part, by higher gas expense and increased generation levels required to serve retail and wholesale customers. The decrease in coal expense is primarily due to the expiration of a coal supply contract in 1997 and negotiation with a new supplier in 1998 for consumption at the Harrington generating station. SPS coal generation levels increased slightly in 1998 as compared to the same period of the prior year. Cost of natural gas used in generation increased $1.7 million during the third quarter of 1998 primarily due to generation at the new Cunningham Station combustion turbine unit offset, in part, by lower gas prices during the current period.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1998, when compared to the third quarter of 1997, had little impact on net income.

      Purchased power increased $6.0 million during the third quarter of 1998, when compared to the same period in 1997, due to higher spot market prices and a 48% increase wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

Other Operating Revenues

      Other operating revenues decreased $4.6 million during the third quarter of 1998, when compared to the same period in 1997, primarily due to the sale of Quixx and UE in connection with the Merger as discussed above.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $1.0 million or 2.8% during the third quarter of 1998 as compared to the same period in 1997. Excluding the effects of Quixx and UE, other operating and maintenance expenses increased $1.7 million primarily due to higher maintenance costs at generation stations.

      Income taxes decreased $1.1 million during the third quarter of 1998, as compared to the same period in 1997, primarily due to the additional income tax expense recognized in 1997 for non-deductible merger costs offset, in part, by the effect of higher pre-tax income. The effective income tax rates for the third quarters of 1998 and 1997 were 37.1% and 42.4%, respectively.

Other Income and Deductions

      Other income and deductions increased $7.7 million during the third quarter of 1998, as compared to the same period in 1997, primarily due to the absence of merger and business integration expenses in 1998 ($7.2 million in 1997) and higher interest income in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE.

Nine Months ended September 30, 1998 Compared to the Nine Months ended September 30, 1997

Earnings Available for Common Stock

      Earnings available for common stock were $92.0 million and $55.7 million during the nine months ended September 30, 1998 and 1997, respectively. Operating income increased due to the increase in electric margin and lower operating and maintenance expense. The 1997 write-off of the investment in the Carolina Energy Project and lower merger related costs in 1998 also favorably impacted 1998 net income compared to the prior period.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the nine months ended September 30, 1998 as compared to the same period in 1997 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $20,429
      Wholesale...........................         23,717
      Other (including unbilled revenues).        (24,196)
                                                  -------
        Total revenues....................         19,950
     Fuel used in generation..............        (13,185)
     Purchased power......................          7,578
                                                  -------
        Net increase in electric margin...        $25,557
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the nine months ended September 30, 1998 and 1997.

                                   Millions of Kwh Sales
                                   ---------------------
                                      1998        1997        % Change*
                                     -----       ------       ---------
      Residential ............       2,490       2,296           8.5%
      Commercial  ............       2,315       2,246           3.1
      Industrial  ............       6,306       6,106           3.3
      Public Authority .......         481         439           9.5
                                     -----       -----
        Total Retail..........      11,592      11,087           4.6
      Wholesale...............       6,332       5,368          18.0
                                     -----       -----
      Total...................      17,924      16,455           8.9
                                    ======      ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $20.0 million or 2.7% during the nine months ended September 30, 1998, when compared to the same period in 1997, primarily due to higher retail and wholesale electric sales. The increase in revenues is substantially attributable to the effects of hotter than normal weather during the second and third quarters of 1998 resulting in an increase in the irrigation load in Texas and New Mexico. The decrease in other electric operating revenues was due in part to the recognition in 1997 of higher deferred fuel revenues related to the Texas jurisdictional portion of the Thunder Basin judgment offset, in part, by $7.7 million of additional revenue recognized in 1998 from the resolution of a 1985 FERC rate case. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico (which will be discontinued effective with the new retail rate decrease, see Note 4. Regulatory Matters in
Item 1. FINANCIAL STATEMENTS), $100,000 in Oklahoma, $10,000 in Kansas and $1.5 million to wholesale customers.

      Fuel used in generation expense decreased $13.2 million or 3.6% during the nine months ended September 30, 1998, when compared to the same period in 1997, primarily due to lower prices of coal and natural gas offset, in part, by increased generation levels to required to serve retail and wholesale customers. The decrease in coal costs was primarily due to: a) the expiration of a coal supply contract in 1997 and negotiation with a new supplier in 1998 for consumption at the Harrington generating station, and b) the recognition of the Thunder Basin judgment costs in 1997. Cost of natural gas used in generation and SPS gas generation levels for the nine months ended September 30, 1998 increased, when compared to the same period in 1997, primarily due to generation at the new Cunningham Station combustion turbine unit.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the nine months ended September 30, 1998, when compared to the same period in 1997, had little impact on net income.

      Purchased power increased $7.6 million or 63% during the nine months ended September 30, 1998, when compared to the same period in 1997, primarily due to an increase in spot market prices and a 15.2% increase in wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available and as needed to meet customer requirements.

Other Operating Revenues

      Other operating revenues decreased $20.2 million during the nine months ended September 30, 1998, when compared to the same period in 1997, primarily due to the sale of Quixx and UE in connection with the Merger as discussed above.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $16.1 million or 13.4% during the nine months ended September 30, 1998, as compared to the same period in 1997. Excluding the effects of the sale of Quixx and UE, other operating and maintenance expenses decreased $2.5 million, primarily due to lower pension and benefit costs.

     Income taxes increased $17.8 million during the nine months ended September 30, 1998, when compared to the same period in 1997, primarily due to higher pre-tax income. Additional income tax expense was recognized in 1997 for non-deductible merger costs. The effective income tax rate for the nine months ended September 30 was 37.3% in 1998 and 39.8% in 1997.

Other Income and Deductions

      Other income and deductions increased $34.7 million during the nine months ended September 30, 1998, as compared to the same period in 1997, primarily due to the 1997 write-off of the investment in the Carolina Energy Project ($16.1 million), the absence of merger and business integration expenses in 1998 ($14.0 million) and higher interest income in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 5.  Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      10(a) Employment  Agreement,  effective  December 15, 1997,  between the
            Company and Mr. Paul J. Bonavia.

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 59 herein.

      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 60 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 61 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 62 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 63 herein for SPS.

      27(a) Financial Data Schedule for NCE as of September 30, 1998. 27(b) Financial Data Schedule for PSCo as of September 30, 1998. 27(c) Financial Data Schedule for SPS as of September 30, 1998.

(b)    Reports on Form 8-K

The following report on Form 8-K was filed by NCE since the beginning of the third quarter of 1998.

    - A report on Form 8-K dated October 19, 1998, was filed by NCE on October 19, 1998. The item reported was Item 5. Other Events: The Company's earnings release for the quarter ended September 30, 1998, including summary income statement information.

    - A report on Form 8-K dated October 29, 1998, 1998, was filed by NCE on November 2, 1998. The item reported was Item 5. Other Events: Filing of a Purchase Agreement in connection with the sale of 2,500,000 shares of common stock together with associated preferred stock purchase rights.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 1998.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                           and Chief Financial Officer


                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 1998.


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



                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 1998.


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

                                EXHIBIT INDEX

10(a) Employment Agreement, effective December 15, 1997, between the Company and Mr. Paul J. Bonavia.

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 59 herein.

12(b) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 60 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 61 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 62 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 63 herein for SPS.

27(a) Financial Data Schedule for NCE as of September 30, 1998.

27(b) Financial Data Schedule for PSCo as of September 30, 1998.

27(c) Financial Data Schedule UT for SPS as of September 30, 1998.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                     Nine Months Ended
                                                      September 30,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $ 86,899    $85,902
   Interest on borrowings against corporate-owned
     life insurance contracts...................       38,004     34,049
   Other interest...............................       14,967     17,150
   Amortization of debt discount and expense
     less premium ..............................        3,148      2,964
   Interest component of rental expense.........        6,166      6,887
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities............        5,911          -
                                                       ------     ------

     Total .....................................     $155,095   $146,952
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $143,820   $130,968
   Fixed charges as above.......................      155,095    146,952
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       72,184     59,205
                                                       ------     ------

     Total......................................     $371,099   $337,125
                                                     ========   ========

Ratio of earnings to fixed charges..............         2.39       2.29
                                                       ======     ======

                                                                 EXHIBIT 12(b)

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                     Nine Months Ended
                                                      September 30,
                                                      1998       1997
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $ 32,972    $ 33,057
   Dividends on SPS obligated mandatorily
     redeemable preferred securities............        5,888       5,888
   Other interest...............................        7,275       4,710
   Amortization of debt discount and expense
     less premium ..............................        1,682       1,683
   Interest component of rental expense.........          606         934
                                                       ------      ------

     Total .....................................     $ 48,423    $ 46,272
                                                     ========    ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 91,985    $ 55,709
   Fixed charges as above.......................       48,423      46,272
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       54,709      36,894
                                                     --------    --------

     Total......................................     $195,117    $138,875
                                                     ========    ========

Ratio of earnings to fixed charges..............         4.03        3.00
                                                        =====       =====

                                                                 EXHIBIT 15(a)

November 5, 1998


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan and its Registration Statements (Form S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock; its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan and its Form 10-Q for the quarter ended September 30, 1998, which includes our report dated November 5, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(b)

November 5, 1998


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Form 10-Q for the quarter ended September 30, 1998, which includes our report dated November 5, 1998, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                 EXHIBIT 15(c)
November 5, 1998


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan and its Form 10-Q for the quarter ended September 30, 1998, which includes our report dated November 5, 1998, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                   EXHIBIT 10(a)

                              EMPLOYMENT AGREEMENT

                                     BETWEEN

                           NEW CENTURY ENERGIES, INC.

                                       AND

                                 PAUL J. BONAVIA

                                    Contents



Section 1. Term of Employment

Section 2. Position and Responsibilities

Section 3. Executive to Devote Full Time

Section 4. Compensation

Section 5. Expenses

Section 6. Disability

Section 7. Termination of Employment

Section 8. Compensation Upon Termination

Section 9. Offset for Compensation Earned Subsequent to Termination

Section 10.  Covenants

Section 11.  Indemnification

Section 12.  Assignment

Section 13.  Income Tax

Section 14.  Dispute Resolution and Notice

Section 15.  Miscellaneous

Section 16.  Governing Law

         This Employment Agreement is made and entered into this 28th day of September, 1998, and is effective retroactive to December 15, 1997, by and between New Century Energies, Inc., (hereinafter referred to as "NCE" or, as defined in Section 12, below, as the "Company"), having its principal offices at 1225 17th Street, Denver, Colorado, and Paul J. Bonavia (hereinafter referred to as the "Executive"):

     WHEREAS, Executive possesses considerable experience in, and knowledge of, the electric and natural gas utility industries; and

       WHEREAS, the Company desires to employ Executive in an executive capacity for the Company;

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements of the parties set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

Section 1. Term of Employment

         The Company hereby agrees to employ Executive, and Executive hereby agrees to serve the Company, in accordance with the terms and conditions set forth herein, commencing as of the effective date of this Agreement, as indicated above, and ending on December 14, 2000, unless earlier terminated as provided herein.

Section 2. Position and Responsibilities

         Executive shall serve as Senior Vice President and General Counsel of the Company, or in any other similar executive capacity for the Company, if so elected by the Board of Directors, and shall report to either the Chief Executive Officer or Chief Operating Officer of the Company . Any change in these terms will be by mutual agreement of the Executive and the Board of Directors.

Section 3. Executive to Devote Full Time

         During the term of this Agreement, Executive agrees to devote substantially his full time, attention, and energies to the Company's business and shall not be engaged directly or indirectly in any other business activity, whether or not such business activity is pursued for gain, profit, or other pecuniary advantage without prior approval of the Board of Directors, as expressed by formal resolution. This prohibition does not include charitable, civic, nonprofit, or other community service activities, nor shall it be construed as preventing the Executive from investing assets in such form or manner as will not require his services in the daily operations of the affairs of the companies in which such investments are made, or serving as a director of other companies (subject to the covenants of Section 10 herein).

Section 4. Compensation

         4.1 Base Salary. The Company shall pay Executive a salary at a rate (hereinafter referred to as "Base Salary") that shall be established from time to time by the Board of Directors of the Company or the Board's designee; provided, however, that such Base Salary shall not be less than Two Hundred and Seventy Thousand Dollars ($270,000.00) per year. This Base Salary shall be paid to Executive in equal semi-monthly installments throughout the year, consistent with the normal payroll practices of the Company. Base Salary shall be reviewed periodically by the Board of Directors or the Board's designee following the effective date of this Agreement, while this Agreement is in force, to ascertain whether, in the judgment of the Board or the Board's designee, such Base Salary should be increased (but not decreased). If so increased, that salary shall become the Base Salary for all purposes of this Agreement.

         4.2      Incentive Compensation.

         (a) Annual Bonus. During the term of this Agreement, the Executive shall be eligible to participate in the New Century Energies, Inc. Annual Incentive Plan. Executive's annual target bonus potential shall not be less than forty-five (45%) of Base Salary. Awards under this Plan may be made in cash or stock, at the election of Executive, and are conditioned upon the attainment of certain goals established by Company management and approved by the Compensation Committee of the Board. In addition, upon the commencement of Executive's employment with the Company, Executive shall receive a guaranteed award of $20,000 under the Annual Incentive Plan for the plan year 1997, payable not earlier than January 5, 1998. This is in addition to Executive's actual participation in the Plan for the month of December 1997.

         (b) Long Term Incentive Plan. Executive will participate in the New Century Energies, Inc., Long Term Incentive Plan with a target award of not less than 65% of Base Salary. As currently designed, two-thirds of the awards under this Plan are provided through the issuance of non-qualified stock options and the remaining one-third is provided through a Value Creation Plan. Executive's initial stock option grant under this Plan is 88,000 shares of New Century Energies, Inc., common stock, which shall vest on December 15, 1998. This grant covers the years 1998, 1999, and 2000. The grant price will be the fair market value (the closing price) of New Century Energies Inc., common stock on December 15, 1997. The Company reserves the right to amend or modify the design of the Long Term Incentive Plan subject to approval of the Compensation Committee.

         4.3 Executive Benefits. The Company shall provide to the Executive all benefits which other officers and employees of the Company are entitled to receive, as commensurate with the Executive's position, pursuant and subject to the terms and conditions of all then applicable plans. Such benefits shall include, but not be limited to, group term life insurance, comprehensive health and major medical insurance, long-term disability, accidental death and dismemberment insurance, travel accident insurance, and participation in any supplemental benefit plans (including a supplemental executive retirement plan), employee savings plans, supplemental savings plan, all employee welfare benefit plans, and employee pension benefit plans.

     4.4 Supplemental Retirmenet Benefit. Executive shall be entitled under this Agreement to a supplemental retirement benefit. Assuming full vesting and accrual, such benefit shall be equal each year to fifty-five percent (55%) of Executive's Annual Compensation, minus any benefit received by Executive in that year pursuant to any Company qualified retirement plan or Company SERP Plan. "Annual Compensation" is defined as the average of the highest three of Executive's last five years of both Annual Base Salary and annual incentives earned in the corresponding year. The Company may modify its salary and incentive compensation structure after the date hereof, provided that no such modification shall have the effect of reducing the monetary value of Executive's benefit under this Section. So long as Executive shall be employed by the Company, the benefit shall accrue at the rate of five percent (5%) of Annual Compensation per year of service, to reach fifty-five (55%) of Annual
Compensation not later than December 15, 2008. The benefit shall become one hundred percent (100%) vested on December 15, 2002, or upon a Change in Control as that term is defined in the Change in Control Agreement, whichever occurs earlier. Yearly benefit payments shall commence at age 60 or at separation from service, whichever occurs later. The benefit shall be funded in a mutually acceptable manner through a rabbi trust or other funding vehicle.

         4.4A SERP Plan. Executive shall be a participant in the Supplemental Executive Retirement Plan for key management employees, which may be amended or revised from time to time by the Company ("SERP Plan"). Terms and conditions applicable to any benefit to which Executive may be entitled thereunder shall be governed by the SERP Plan documents.

         4.5 Executive Life Insurance. The Company shall provide Executive with a life insurance policy with a death benefit equal to 400% of Base Salary if death occurs during employment, and equal to 200% of final Base Salary if death occurs during retirement.

         4.6 Paid time Off. Executive shall be entitled each calendar year to paid vacation in accordance with the standard vacation policy of the Company with regard to vacations of Executive Officers. Executive shall receive a sick leave accrual according to standard Company policy with regard to sick leave for Executive Officers as of the date hereof.

         4.7 Perquisites. The Company shall provide to Executive, at the Company's cost, all perquisites to which other officers of the Company are entitled. The Company also shall provide such other perquisites which are suitable to the character of Executive's position with the Company and adequate for the performance of his duties hereunder, including, but not limited to, In addition, executive shall receive: (i) a monthly flexible perquisite allowance of $750.00; (ii) an annual allowance for financial/estate planning and tax preparation of $3500.00; (iii) an annual medical examination at the Company's expense; and (iv) a furnished executive office and a full-time secretary located at the Company's corporate headquarters. Executive shall likewise have the benefit of any additional benefits, as may be established during the term of this Agreement, by written policy of the Company

     4.8 Participation in Programs. In addition, and without limiting the generality of the foregoing, during the term hereof: (A) the Executive shall be entitled to participate in all applicable incentive, savings and retirement plans, practices, policies and programs of the Company and its affiliates to the same extent as other senior executives of the Company; and (B) the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in, and shall receive all benefits under, all applicable welfare benefit plans, practices, policies and programs provided by the Company and its affiliates, other than severance plans, practices, policies and programs but including, without limitation, medical, prescription, dental, disability, sick leave, employee life insurance, group life insurance, accidental death and travel accident plans and programs, to the same extent as other senior executives of the Company.

     4.9 Modifications to Programs. Sections 4.2, 4.3, 4.4A, and 4.5 herein refer to plans or programs in effect or under consideration as of the date hereof. By reason of such sections, the Company shall not be obligated to institute, maintain, or refrain from changing, amending, or discontinuing any benefit plan, program, or perquisite, so long as such changes are similarly applicable to the Company's senior executive employees generally. However, notwithstanding any change or amendment to, discontinuance of, or benefit limitation set forth in any plan or program, Executive shall be entitled under this Agreement (a) during Executive's term of employment under this Agreement, to incentive compensation opportunities at least equal in monetary value to those provided for in Section 4.2, above, and (b) during and after Executive's term of employment, to the supplemental retirement benefit as provided in
Section 4.4, above.

Section 5. Expenses

         5.1 Moving and Relocation Expenses. The Company shall pay, or reimburse Executive, for reasonable and necessary moving and relocation expenses incurred in the relocation of Executive's principal residence, in accordance with the Company's existing relocation policy.

         5.2 Ongoing Expenses. The Company shall pay, or reimburse Executive in accordance with Company policies, for all ordinary and necessary expenses, in a reasonable amount, which Executive incurs in performing his duties under this Agreement, including, but not limited to, travel, entertainment, professional dues and subscriptions, and all dues, fees, and expenses associated with membership in various professional, business, social, and civic associations and societies in which Executive's participation is in the best interests of the Company.

Section 6. Disability

         6.1 Long Term Disability. The Company will provide to the Executive benefits pursuant and subject to the terms and conditions of the Long Term Disability Plan then in effect.


Section 7. Termination of Employment

          7.1 Termination for Good Reason. "Good Reason" means the occurrence, on or after the date of a Change In Control (as that term is defined in the Change in Control Agreement between Paul J. Bonavia and New Century Energies, Inc., effective December 15, 1997, referred to in this Agreement as the "Change in Control Agreement") and which is Executive's written consent, of any of the following events or circumstances, as determined in good faith by Executive:

                (a) A reduction in Executive's base salary in effect immediately prior to the Change in Control

                (b) A   material   reduction   in   Executive's   target
                    opportunity, measured as a percentage of base salary, to earn annual or long-term incentives or bonuses.

                (c) A failure to provide to  Executive  employee  benefits and perquisites (other than amounts described in subsections (a) and (b)) which are reasonably equivalent in the aggregate to those provided to Executive immediately prior to the Change In Control.

                (d) A material  reduction by NCE of Executive's job duties and responsibilities that existed immediately prior to the Change In Control, including but not limited to the assignment to Executive of duties and responsibilities which are materially inconsistent with those of Executive's position immediately prior to the Change In Control.

                (e) Assignment or reassignment of Executive to another place of employment that is more than 50 miles (measured by the shortest paved highway route) from Executive's place of employment immediately prior to the Change In Control.

                 (f) A  failure  by NCE to pay to  Executive  when  due any deferred compensation that was deferred by Executive prior to the Change In Control.

                 (g) A  failure  by  NCE  to  comply  with  the  terms  and conditions of this Agreement.

         Notwithstanding the foregoing:
               aa) An event or circumstance shall not constitute Good Reason unless Executive provides written notice to NCE specifying the basis for Executive's determination that Good Reason exists within six months after the first day on which such Good Reason existed. If NCE cures the event or circumstance within 30 days of receiving such written notice (including retroactive restoration of any lost compensation or benefits, where reasonably possible), Good Reason shall be deemed never to have existed.

               bb) NCE and Executive may, upon mutual written agreement, waive any provision of this Section which would otherwise constitute Good Reason.

          7.2 Termination by Notice. Either the Company or the Executive may terminate this Agreement without cause by delivering proper written notice to the other party, as follows:

               (a) Notice by Executive. Executive may terminate this Agreement at any time by giving the Company's Board of Directors a minimum of ninety (90) days' prior written notice of his intent to terminate. In such case, the Company shall pay Executive his full Base Salary through the ninety (90) day period, with termination being effective on whatever date during that period is designated by the Board of Directors, but in any event not later than the last day of the ninety
               (90) day period. As of the last day of the ninety (90) day period, Executive shall forfeit all rights and benefits (other than vested benefits) he would otherwise have been entitled to receive under this Agreement (including, if applicable, the Executive's annual expected target bonus for that year). The Company and Executive thereafter shall have no further obligations under this Agreement.

               (b) Notice by the Company. The Company may terminate this Agreement at any time by the Board of Directors giving Executive written notice of the Company's intent to terminate. Subject to the consulting requirements of Section 8 herein, Executive's obligation to serve the Company, and the Company's obligation to employ Executive under the terms of this Agreement shall terminate simultaneously on the date specified in the written notice, and the Executive shall receive those benefits specified in Section 8 herein.


           7.3  Termination  for  Cause.  Nothing  in this  Agreement  shall  be construed to prevent the Company's Board of Directors from terminating Executive's employment under this Agreement for cause. "Termination for cause" shall have the same definition herein as the term "Discharge for Cause" in the Change in Control Agreement.

           In the event this Agreement is terminated by the Company for cause, the Company shall pay Executive his full Base Salary through the date of termination, and Executive shall immediately thereafter forfeit all rights and benefits (other than vested benefits) he would otherwise have been entitled to receive under this Agreement (including, if applicable, the Executive's annual expected target bonus for that year). The Company and Executive thereafter shall have no further obligations under this Agreement, except as set forth in Section 15.6.

         7.4 Termination After a Change in Control. In the event of a Change in Control (as defined in Executive's Change in Control Agreement), the Executive shall be entitled to the greater of: (a) the payments he would otherwise be entitled to receive for the remaining term of employment under this Agreement; or (b) those payments provided for under the Change in Control Agreement. If it is determined that payments will be made pursuant to this Agreement following a Change in Control, the Executive shall be entitled to tax-free reimbursements of any excise taxes that may arise as a result of such payments.

Section 8.  Compensation Upon Termination

         In the event this Agreement is terminated for good reason (as provided in Section 7.1 herein) or by notice by the Company as provided in Section 7.2(b) herein, the Company shall continue the Executive's total compensation package for the remaining term of this Agreement which shall constitute the following amounts upon the effective date of such termination, or as otherwise specified:

            (a) Executive's annual Base Salary (as stated in Section 4.1 herein and adjusted by the Board from time to time), continued for the remaining term of this Agreement, paid to the Executive in equal semi-monthly installments consistent with the normal payroll practices of the Company;


            (b) For annual incentive plan(s) in place and operational on the date of termination, the greater of target or actual bonus paid for the year in which employment termination occurs, as provided in the annual incentive plan and subject to the authority of the Board under such plan, continued for the remaining term of this Agreement;

            (c) For long-term incentive plan(s) in place and operational on the date of termination, an immediate vesting of all outstanding long-term incentive awards held by the Executive, plus the economic equivalent value of any long-term incentive awards the Executive would have received had the Executive remained employed for the remaining term of this Agreement, as provided in the long-term incentive plan and subject to the authority of the Board under such plan;

            (d) For the  supplemental  retirement  benefit provided for in
            Section 4.4 and the SERP Plan (or any successor plan) in place and operational on the date of termination, payment, in accordance with the terms of the plan, of the Executive's accrued benefits, vested or otherwise; plus, Executive shall receive credit for such additional years of service equal to the number of years, or partial years, remaining under this Agreement at the time of termination;

            (e) For the Supplemental Savings Plan (or any successor plan) in place and operational on the date of termination, payment, in accordance with the terms of the plan, within thirty (30) days of termination, of the Executive's account balances therein; plus credit for the maximum additional Company contributions the Executive would have been entitled to receive had the Executive remained employed for the remaining term of this Agreement;

            (f) For welfare benefit plan(s) in place and operational on the date of termination, Executive shall receive full benefit coverage for the remaining term of this Agreement;

            (g) For all qualified retirement plans in place and operational on the date of termination, Executive shall receive, by direct payment from the Company, the present value of the benefits that would have been paid under the qualified plans if the Executive had received credit for additional years of service equal to the number of years remaining under this Agreement at the time of termination; plus the maximum Company matching contributions and accruals under any such retirement plans Executive would have been entitled to receive had his employment continued for the remaining term of this Agreement; and

            (h) For all  perquisite  programs in place and  operational on
            the  date  of   termination,   Executive  shall  receive  full
            perquisites for the remaining term of this Agreement.

           As consideration for the continuation of the above-stated benefits, Executive agrees to make himself available during the remaining term of the Agreement, at reasonable times and location, to the Company and/or to the successor to his position at the Company, to provide consulting advice (as requested).

Section 9.  Offset for Compensation Earned Subsequent to Termination

           In the event this Agreement is terminated for good reason (as provided in Section 7.1 herein) or by notice by the Company as provided in
Section 7.2 herein, the continuation of the Executive's Base Salary (as provided in Section 8(a) herein), any annual incentive award, if applicable (as provided in Section 8(b) herein), long-term incentive plan(s) awards, if any (as provided in Section 8(c) herein), the SERP Plan and supplemental retirement benefit, if any (as provided in Section 8(d) herein), and the Supplemental Savings Plan, if any (as provided in Section 8(e) herein), shall not be offset by compensation earned from a subsequent employer during the remaining term of employment under this Agreement.

Section 10.  Covenants

         10.1 Non-competition. Without the prior written consent of the Company, for the greater of twenty-four (24) months following the termination of Executive's employment under Section 7 of this Agreement, or the remaining term of employment under this Agreement, the Executive shall not, as a shareholder, employee, officer, director, partner, consultant, or otherwise, engage directly or indirectly in any business or enterprise which is "in competition" with the Company or its successors or assigns.

              A business or enterprise is deemed to be "in  competition"  if it is engaged in the business of generation, purchase, transmission, distribution, or sale of electricity, or in the purchase, transmission, distribution, sale or transportation of natural gas, within the states of Colorado, Wyoming or Texas.

         10.2 Disclosure of Information. Executive recognizes that he will have access to and knowledge of certain confidential and proprietary information of the Company and its subsidiaries which is essential to the performance of his duties under this Agreement. Executive will not, during or after the term of his employment by the Company, in whole or in part, disclose such information to any person, firm, corporation, association, or other entity for any reason or purpose whatsoever, nor shall he make any use of any such information for his own purposes.

         10.3  Covenants   Regarding  Other   Employees.   For  the  greater  of
twenty-four (24) months following a termination under Section 7 of this Agreement, or the remaining term of employment under this Agreement, the Executive agrees not to induce any employees of the Company to terminate their employment, accept employment with anyone else, or to interfere in a similar manner with the business of the Company.

Section 11.  Indemnification

         The Company hereby covenants and agrees to indemnify and hold harmless Executive fully, completely, and absolutely against, and in respect to any and all actions, suits, proceedings, claims, demands, judgments, costs, expenses (including attorneys' fees), losses, and damages resulting from Executive's good faith performance of his duties and obligations under the terms of this Agreement.

Section 12.   Assignment and Successors

         This Agreement shall be binding upon and shall inure to the benefit of any successor to or assign of NCE. The term "Company" as used in this Agreement is defined as NCE and any successor or assign. The term "successor" is defined to include any person, firm, corporation or entity which at any time and by any means, directly or indirectly (a) merges or consolidates with NCE; (b) acquires all or the majority of NCE's voting shares or assets; or (c) obtains control of NCE, its voting shares, assets or business activities. NCE (if it should continue to exist following the occurrence of any such event) shall remain jointly and severally liable for all of its obligations hereunder.

     Except as herein provided, this Agreement may not be assigned by the Company without the written consent of the Executive

     This Agreement shall inure to the benefit of, and be enforceable by, Executive's personal or legal representatives, executors, and administrators, successors, heirs, distributees, devisees, and legatees. If Executive should die while any amounts payable to Executive hereunder remain outstanding, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee, or other designee or, in the absence of such designee, the Executive's estate.

            Other than a transfer by reason of death, the rights and duties of Executive hereunder are personal and may not be assigned or transferred.

Section 13. Income Tax

           The Company may withhold, from any benefits payable under this Agreement, all federal, state, city, or other taxes as may be required pursuant to any law or governmental regulation or ruling.

Section 14.  Dispute Resolution and Notice

         14.1 Dispute Resolution. The parties agree that any dispute or controversy arising under or in connection with this Agreement shall be submitted to arbitration as the exclusive forum; provided that if a party gives notice to the other party of his or its desire that the arbitration hearing be held forthwith and a hearing is not conducted within ninety (90) days following said notice, the party having given such notice may initiate litigation, in which case the Court's jurisdiction shall supersede and replace that of the arbitrators. The arbitrators shall have all powers of a court to grant legal or equitable relief to remedy any breach of this Agreement.

               Arbitration proceedings shall be conducted before a panel of three (3) arbitrators sitting in a location selected by the Executive within fifty (50) miles from the location of his principal place of employment, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the award of the arbitrators in any court having competent jurisdiction.

               The arbitrators' fees shall be divided and paid equally by Executive and the Company. Executive and the Company shall pay his/its own costs and attorneys' fees, if any, in the arbitration proceedings, preliminary and ancillary proceedings, and any court proceedings to enforce or vacate an arbitration award, provided that if

Executive recovers through such action some amount or benefit (regardless of size or value) in excess of what NCE had offered prior to commencement of the proceeding, NCE will pay or reimburse Executive for all arbitration expenses, costs and attorney's fees.

         14.2 Notice. Any notices, requests, demands, and other communications provided for by this Agreement he be sufficient if in writing and if sent by registered or certified mail to Executive at the last address he has filed in writing with the Company or, in the case of the Company, at its principal executive offices.

Section 15.   Miscellaneous

         15.1 Waiver. A waiver of any breach of this Agreement, or a failure to enforce any provision hereof, shall not be a waiver of any subsequent breach of the Agreement.

         15.2 Modification. This Agreement shall not be varied, altered, modified, canceled, changed, or in any way amended except by mutual agreement of the parties in a written instrument executed by the parties hereto or their legal representatives.

         15.3 Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         15.4 Integration Clause. This Agreement and the Change in Control Agreement set forth the complete agreement between the parties, and supersede all prior statements, stipulations, representations, promises, or agreements, if any, between the parties. No other consideration, other than that set forth in this Agreement and the Change in Control Agreement, is due between the parties.

         15.5 Counterparts. This Agreement may be executed in one (1) or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one (1) and the same Agreement.

         15.6 Survival of Obligations According to Their Terms. The provisions of Sections 4.4, 4.9, 8, 9, 10, 11, 12, 13 and 14 shall survive the termination of this Agreement for any reason, whether such termination is by NCE, by Executive, or otherwise, and shall survive the expiration of Executive's term of employment. Such obligations shall continue thereafter in full force and effect.

         15.7 No Attachment. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect such action shall be null, void and of no effect.


Section 16.  Governing Law

This Agreement shall be construed and enforced in accordance with the laws of the State of Colorado. The parties understand and intend that this Agreement is a fully enforceable contract and not a benefit plan within the meaning of ERISA.

         IN WITNESS WHEREOF, Executive has executed, and the Company (pursuant to a resolution adopted at a duly constituted meeting of its Board of Directors) has executed this Agreement, effective as December 15, 1997.



ATTEST:                                            NEW CENTURY ENERGIES, INC.

  /s/Cathy Hart                                     /s/ Wayne Brunetti
---------------------------                      ----------------------------
By: Cathy Hart                              By:  __________________________
Its: Corporate Secretary                    Its: __________________________


                                    EXECUTIVE
                                                     /s/ Paul Bonavia
                                                 ----------------------------
                                                     Paul J. Bonavia