Form 10-K
period 1998-12-31
NEW CENTURY ENERGIES INC
filed 1999-03-29
CIK 1004858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1998

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

             Exact name of registrant as specified in its charter,
             State or other jurisdiction of incorporation or
             organization, Address of principal executive offices
Commission   and Registrant's Telephone Number,                    IRS Employer
File Number  including area code                              Identification No.
-----------  -------------------                              ------------------

1-12927      NEW CENTURY ENERGIES, INC.                            84-1334327
             (a Delaware Corporation)
             1225 17th Street
             Denver, Colorado  80202
             Telephone (303) 571-7511

1-3280       PUBLIC SERVICE COMPANY OF COLORADO                    84-0296600
             (a Colorado Corporation)
             1225 17th Street
             Denver, Colorado  80202
             Telephone (303) 571-7511

1-3789       SOUTHWESTERN PUBLIC SERVICE COMPANY                   75-0575400
             (a New Mexico Corporation)
             Tyler at Sixth
             Amarillo, Texas  79101
             Telephone (303) 571-7511


                             --------------------

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) to such Form 10-K.

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

Public Service Company
  of Colorado                7.60% Trust Originated
                             Preferred Securities               New York

Southwestern Public
  Service Company            7.85% Trust Preferred
                             Securities, Series A               New York

Securities registered pursuant to Section 12(g) of Act:         None

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 24, 1999, 114,924,982 shares of New Century Energies, Inc. Common Stock were outstanding. The aggregate market value of New Century Energies, Inc. Common Stock, $1.00 par value (the only class of voting stock), held by non-affiliates was $4,446,160,241 based on the last sale price of such stock on the New York Stock Exchange on March 24, 1999. New Century Energies, Inc. is the sole holder of the Common Stock of PSCo and SPS.

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement of New Century Energies, Inc. to be filed in connection with its Annual Meeting of Shareholders, to be held May 11, 1999, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                                         Page
Definitions                                                             Number
-----------                                                             ------
Part I
      Item 1. Business..............................................       1
      Item 2. Properties............................................      23
      Item 3. Legal Proceedings.....................................      27
      Item 4. Submission of Matters to a Vote of Securities Holders.      27
Part II
      Item 5. Market for  Registrant's  Common Equity and Related
                Stockholder Matters.................................      27
      Item 6. Selected Financial Data...............................      29
      Item 7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................      31
      Item 7A Quantitative and Qualitative Disclosures About
               Market Risk .........................................      42
      Item 8. Financial Statements and Supplementary Data...........      43
      Item 9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................     127
Part III
      Item 10. Directors and Executive Officers of the Registrants..     127
      Item 11. Executive Compensation ..............................     133
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management ......................................     133
      Item 13. Certain Relationships and Related Transactions.......     133
Part IV
      Item 14. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ........................................     133
Experts  ...........................................................     135
Consents of Independent Public Accountants..........................     136
Signatures    ......................................................     138
Exhibit Index ......................................................     145

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

                                 DEFINITIONS

The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                              Term
-----------------------                                              ----
AEP............................................American Electric Power Company
AFDC..............................Allowance for Funds Used During Construction
Arapahoe............................Arapahoe Steam Electric Generating Station
BLM .................................................Bureau of Land Management
Cameo .................................Cameo Steam Electric Generating Station
CERCLA ...Comprehensive Environmental Response, Compensation and Liability Act
Cherokee........................... Cherokee Steam Electric Generating Station
Cheyenne ...............................Cheyenne Light, Fuel and Power Company
CIG ...........................................Colorado Interstate Gas Company
Comanche ...........................Comanche Steam Electric Generating Station
Company or NCE........................New Century Energies, Inc., a registrant
CPUC .....................Public Utilities Commission of the State of Colorado
Craig..................................Craig Steam Electric Generating Station
Denver District Court..District Court in and for the City and County of Denver
DOE..................................................U.S. Department of Energy
DSM.....................................................Demand Side Management
DSMCA...................................Demand Side Management Cost Adjustment
Dth..................................................................Dekatherm
e prime.........................................e prime, inc. and subsidiaries
ECA.....................................................Energy Cost Adjustment
EIS.............................................Environmental Impact Statement
EPA.......................................U.S. Environmental Protection Agency
EPAct.......................................National Energy Policy Act of 1992
EWG.................................................Exempt Wholesale Generator
FASB......................................Financial Accounting Standards Board
FERC......................................Federal Energy Regulatory Commission
FERC Order 636.................................FERC Order Nos. 636-A and 636-B
Fort St. Vrain ....................Fort St. Vrain Electric Generating Station,
                                         formerly a nuclear generating station
Fuelco .......Fuel Resources Development Co., a dissolved Colorado corporation
GCA .......................................................Gas Cost Adjustment
Hayden ...............................Hayden Steam Electric Generating Station
IBM .......................................................IBM Global Services
ICA..................................................Incentive Cost Adjustment
IRP ..................................................Integrated Resource Plan
IRS...................................................Internal Revenue Service
KN Energy......................................................KN Energy, Inc.
Kwh..............................................................kilowatt-hour
Merger...................... the business combination between the PSCo and SPS
Merger Agreement.............Agreement and Plan of Reorganization by and among
                                                 PSCo, SPS and NCE, as amended
Mw....................................................................Megawatt
NMPRC........................New Mexico Public Regulation Commission formerly, the New Mexico Public Utility Commission
Natural Fuels .......................................Natural Fuels Corporation
NC Enterprises............................................NC Enterprises, Inc.
NCI............................................New Century International, Inc.
NCS.................................................New Century Services, Inc.
New Century Cadence..................................New Century Cadence, Inc.

New Century Centrus..................................New Century Centrus, Inc.
NOx.............................................................Nitrogen Oxide
OCC .......................................Colorado Office of Consumer Counsel
OPEB ...................................Other Postretirement Employee Benefits
PCB...................................................Polychlorinated biphenyl
Pawnee ...............................Pawnee Steam Electric Generating Station
Pawnee 2...........Pawnee Steam Electric Generating Station, Unit 2 (proposed)
Planergy..............................................The Planergy Group, Inc.
Pool ........................................................Inland Power Pool
PRPs ..........................................Potentially Responsible Parties
PSCCC...........................................PS Colorado Credit Corporation
PSCo..........................Public Service Company of Colorado, a registrant
PSRI ....................................................PSR Investments, Inc.
PUHCA ..............................Public Utility Holding Company Act of 1935
PUCT........................................Public Utility Commission of Texas
QF.........................................................Qualifying Facility
QFCCA...........................Qualifying Facilities Capacity Cost Adjustment
QSP....................................................Quality of Service Plan
Quixx.......................................Quixx Corporation and subsidiaries
SEC.........................................Securities and Exchange Commission
SFAS...............................Statement of Financial Accounting Standards
SFAS 106................Statement of Financial Accounting Standards No. 106 -
       "Employers' Accounting for Postretirement Benefits Other Than Pensions"
SFAS 112................Statement of Financial Accounting Standards No. 112 -
                           "Employers' Accounting for Postemployment Benefits"
SFAS 123................Statement of Financial Accounting Standards No. 123 -
                                     "Accounting for Stock-Based Compensation"
SO2.............................................................Sulfur Dioxide
SPP.......................................................Southwest Power Pool
SPS..........................Southwestern Public Service Company, a registrant
TNP.............................................Texas-New Mexico Power Company
TOG.......................................................Texas-Ohio Gas, Inc.
TOP..................................................Texas-Ohio Pipeline, Inc.
Transition Period .................Four month period September 1, 1996 through
                                                             December 31, 1996
Tri-State..............Tri-State Generation and Transmission Association, Inc.
TUCO................................................................TUCO, Inc.
UE............................Utility Engineering Corporation and subsidiaries
U.K. ...........................................................United Kingdom
Valmont .............................Valmont Steam Electric Generating Station
WGI ..................................................WestGas InterState, Inc.
WPSC......................................Public Service Commission of Wyoming
WSCC......................................Western Systems Coordinating Council
WSPP................................................Western Systems Power Pool
Young Storage..................................Young Gas Storage Company, Ltd.
YGSC.................................................Young Gas Storage Company
Yorkshire Electricity..........................Yorkshire Electricity Group plc
Yorkshire Power.....................................Yorkshire Power Group Ltd.
Zuni ...................................Zuni Steam Electric Generating Station

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

      The Company has no significant assets other than the stock of its subsidiaries. The revenues of NCE and its subsidiaries are derived substantially from the generation, purchase, transmission, distribution and sale of electricity and from the purchase, transportation, distribution and sale of natural gas. The utility subsidiaries serve approximately 1.6 million electric customers and approximately 1.1 million gas customers in their service territories which include portions of the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma.

      The Company owns all the outstanding common stock of PSCo, SPS, Cheyenne, WGI, NCS, and NC Enterprises. PSCo owns certain subsidiaries as described below. NC Enterprises, an intermediate holding company, owns the following subsidiaries: Quixx, e prime, UE, Natural Fuels (83.63% ownership), New Century Cadence, Planergy, New Century Centrus and, effective March 31, 1998, NCI. Refer to the non-utility operations and foreign investments sections below for further discussion.

      Disclosure about business segments of NCE, PSCo and SPS and related information are set forth in Note 14. Business Segment Information in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Recent Events - Proposed Merger

     On March 24, 1999, NCE and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a strategic business combination of NCE and NSP. Pursuant to the Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the Merger (the "Merger"). Subject to the terms of the Merger Agreement, at the time of the Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock"), (other than certain shares to be canceled) together with any associated purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock, par value $2.50 per share ("NSP Common Stock"). Cash will be paid in lieu of any fractional shares of NSP Common Stock which holders of NCE Common Stock would otherwise receive. The Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling of interests.

     Consummation of the Merger is subject to certain closing conditions, including, among others, approval by the shareholders of NCE and NSP, approval of regulatory review by certain state utilities regulators, the SEC under the PUHCA, as amended, the FERC, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each of NCE and NSP have agreed to certain undertakings and limitations regarding the conduct of their businesses prior to the closing of the transaction. The Merger is expected to take from 12 to 18 months to complete.

     Pursuant to employment agreements, Mr. James J. Howard, Chairman and Chief Executive Officer of NSP will serve as Chairman of the combined company for one year following the Merger and Mr. Wayne H.

Brunetti, Vice Chairman, President and Chief Operating Officer of NCE, will President and Chief Executive Officer following the Merger and will assume the responsibilities of Chairman when Mr. Howard retires.

     NCE expects to hold a special shareholders' meeting later this year to vote on the Merger. all shareholders will receive a detailed proxy statement prior to the meeting, which will explain in detail the terms of the Merger, membership on the Board of Directors, employment arrangements and other matters related to the Merger

Utility Operations

      PSCo was incorporated through merger of predecessors under the laws of the State of Colorado in 1924. PSCo is an operating utility engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. PSCo serves approximately 1.2 million electric customers and approximately 1.0 million gas customers in the state of Colorado. PSCo owns the following direct subsidiaries: 1480 Welton, Inc., a real estate company which owns certain real estate interests of PSCo; PSRI which owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC, a finance company that finances certain of PSCo's current assets; Green and Clear Lakes Company which owns water rights and storage facilities for water used at PSCo's Georgetown Hydroelectric station; and Fuelco, a dissolved Colorado corporation, which was primarily involved in the exploration and production of oil and natural gas. On July 1, 1996, Fuelco sold its remaining properties, the San Juan Basin Coal Bed Methane properties, at approximately book value and, effective October 31, 1996, Fuelco was dissolved. PSCo also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant.

      PSCo also owned all of the outstanding common stock of NCI. NCI was formed to hold PSCo's 50% interest in Yorkshire Power (a joint venture initially between PSCo and AEP) which purchased Yorkshire Electricity in April 1997 through Yorkshire Holdings plc. Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises in exchange for a 20-year promissory note. For a more detailed discussion refer to "Foreign Investments" below and
Note 2. Investment in Yorkshire Power and U.K. Windfall Tax in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       SPS was incorporated in 1921 under the laws of the State of New Mexico. SPS is an operating utility engaged primarily in the generation, transmission, distribution and sale of electricity. SPS serves approximately 385,000 electric customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas. The 267 wholesale customers served by SPS comprise approximately 35% of total Kwh sales.

      Cheyenne was incorporated in 1900 under the laws of the State of Wyoming. Cheyenne is an operating utility engaged in the purchase, distribution and sale of electricity and natural gas primarily serving approximately 35,000 electric customers and 28,000 gas customers in Cheyenne, Wyoming.

      WGI was incorporated in 1990 under the laws of the State of Colorado. WGI is a natural gas transmission company engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming.

Electric Utility Operations

      The Company's utility subsidiaries expect to use the following resources to meet their net dependable system capacity requirements: 1) the Company's electric generating stations (see Electric Generation Property in
Item 2. PROPERTIES); 2) purchases from other utilities and from QFs, EWGs, IPPFs and power marketers; 3) renewables and demand-side management options and 4) new generation alternatives, including the phased expansion at of Fort St. Vrain.

Peak Load

      During 1999, net firm system peak demand and the net dependable system capacity for the Company's electric utility subsidiaries is projected to be as follows:

                       1999 Projected          1999 Projected            Reserve
Operating company  Net Firm System Peak  Net Dependable System Capacity*  Margin
-----------------  --------------------  -------------------------------  ------

      PSCo                 4,894 Mw               5,171 Mw                  6%
      SPS                  4,043 Mw               4,850 Mw                 17%
      Cheyenne               136 Mw                 152 Mw                 **
--------------

      * Net dependable system capacity is the maximum net capacity available from both owned generating units and purchased power contracts to meet the net firm system peak demand.
      ** Reserve margin for Cheyenne is held by PacifiCorp.

       The net firm system peak demand for each of the last three years was as follows:

                                          Net Firm System Peak Demand (Mw)
                                      1996          1997           1998
                                      ----          ----           ----
      PSCo*......................    4,397          4,487         4,771
      SPS........................    3,694          3,715         3,933
      Cheyenne **................        -            132           140
--------------

      * Excludes station housepower, nonfirm electric furnace load and controlled interruptible loads. In 1998, approximately 138 Mw of controlled interruptible loads were interrupted at the time of the system peak. Approximately 122 Mw and 116 Mw in the years 1996 and 1997, respectively, was not interrupted at the time of the system peak.
      ** Prior to the Merger, Cheyenne was a subsidiary of PSCo; therefore, Cheyenne's coincidental peak demand is included with PSCo in 1996.

     The net firm system peak demand for PSCo for the years 1996-1998 occurred in the summer. The net firm system peak demand for 1998, which occurred on July 13, 1998, was 4,771 Mw. At that time, the net dependable system capacity totaled 5,034 Mw (generating capacity of 3,392 Mw, together with firm purchases of 1,642
Mw), which represented a reserve margin of approximately 6%). With higher than expected demand in summer 1998, PSCo revised its demand forecast, and found it needed resources two years earlier than previously believed. The approximate 250 Mw resource need for the summer of 1999 will be filled through a solicitation for short-term resources. The approximate 520 Mw resource need for 2000 and 2001 will be filled through a separate solicitation allowing contract terms up to 7 years.

      The net firm system peak demand for SPS for the years 1996-1998 occurred in the summer. The net firm system peak demand for 1998, which occurred on June 30, 1998, was 3,933 Mw. At that time, the net dependable system capacity totaled approximately 4,443 Mw (including firm purchases), which represented a reserve margin of approximately 13%.

Purchased Power

      The Company's electric utility subsidiaries have contractual arrangements with regional utilities as well as QFs, and EWGs, in order to meet the energy needs of their customers. Capacity, typically measured in Kilowatts or Megawatts, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kilowatt-hours or Megawatt-hours, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source, together with a charge for the associated energy actually purchased from such generating source.

      The Company's electric utility subsidiaries have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 1999 net firm system peak demand through the expiration of the contracts:
                                                    Mw Contracted
                                                  For at the Time
                                                 of the Anticipated
                                Generating      Summer 1999 Net Firm   Contract
Company                           Source         System Peak Demand   Expiration
-------                           ------         ------------------   ----------
PSCo Contracts:

Basin Electric Power
  Cooperative:            Laramie River Station          175             2016
  Agreements 1 and 2(a)(b)

  Agreement 3 (a)(b)      Laramie River Station          125             2004

Colorado Energy
 Management (a)(c)        Brush 4 Facility                50             2000

CL Six Power Sales
 Agreement (a)(d)         CL 6 Resource Portfolio         80             2002

El Paso Electric Power
 Services (a)(e)          Brush 1 & 3 Facility            75             2005

PacifiCorp (f)            PacifiCorp Resource Pool       176             2011

Platte River Power
 Authority (a)(g)         Craig Units 1 and 2;           116             2004
                               Rawhide Unit 1

Tri-State:                                               475              (i)
  Agreements 1, 2,
   3 and 4 (a)(h)         Laramie River Station
                          Craig Station

  Agreement 5 (a)(h)      Laramie River Station
                          Craig Station
                          Nucla Station

Other contracts
 individually less
 than 50Mw (a)            QFs & IPPF                     496       Various dates
                                                   ---------
    Subtotal - PSCo                                    1,768

SPS Contracts:
Borger Energy
 Associates (i)           Blackhawk Station              230             2024

Golden Spread Electric
 Cooperative (a)(j)       Mustang Station                278             1999
                                                         ---
   Subtotal - SPS                                        508

Cheyenne Contract:
PacifiCorp (k)            PacifiCorp System              152             2000
                                                      ------
                                                       2,428
                                                       =====
------------

(a)These contracts are contingent upon the availability of the units listed as the generating source. These contracts are take and pay contracts. Based upon the terms of these agreements, if the capacity is available from these units, then PSCo is obligated to pay for capacity whether or not it takes any energy. However, PSCo has historically satisfied the minimum energy requirements associated with these agreements and anticipates doing so in the future. Additionally, if these units are unavailable, the supplying company has no obligation to furnish capacity or energy and the capacity charge to PSCo is reduced accordingly.

(b)Agreement 1 is for 100 Mw of capacity through March 31, 2016. Agreement 2 is for 75 Mw of summer season capacity through March 31, 2016 and 25 Mw of winter season capacity through March 31, 2010. Agreement 3, dated December 14, 1998 is for 125 Mw of capacity beginning April 1, 1999 and continuing for five years.

(c)Agreement dated November 24, 1998 is for 50 Mw of peaking capacity. The term of the agreement is for 11 months beginning June 1, 1999.

(d)The Agreement between PSCo and CL Six Power Sales is for 80 Mw of capacity during the summer season and 85 Mw during the winter season. The agreement became effective April 2, 1998, and it terminates on August 10, 2002. This agreement replaced an 81 Mw QF purchased power contract.

(e)Effective October 30, 1998, PSCo agreed to purchase 50 Mw of capacity from El Paso Power Services. The term of the agreement is for 7 years beginning January 1, 1999. This agreement replaced a 50 Mw QF purchased power contract which was terminated in 1998.

(f)The current agreement with PacifiCorp expires October 31, 2022. However, the agreement provides PSCo the opportunity to exercise an irrevocable option to terminate the agreement on December 31, 2011, provided PSCo gives notice to PacifiCorp no later than March 1, 2002.

(g)The amount of capacity to be made available from Platte River Power Authority during the term of the agreement for each summer and winter season, is established in the Agreement.

(h)PSCo has entered into five agreements with Tri-State. Agreements 1, 2 and 5 are contracts for 100 Mw each of capacity and expire in 2001, 2017 and 2011, respectively. Agreement 3 is a contract for 25 Mw of summer season capacity and 75 Mw of winter season capacity and expires in 2016. Agreement 4 expires in 2018 and the related capacity is for the following amounts: 1999 through 2000 - 200 Mw and 2001 through 2018 - 250 Mw; however, either party may elect to reduce the Agreement 4 capacity by up to 50 Mw each year, except for 2001, effective in the year 1999. If the full 50 Mw reduction is taken each year, the capacity associated with Agreement 4 from 1999 on would be as follows:
   1999 - 150 Mw, 2000 through 2001 - 100 Mw, 2002 - 50 Mw with no commitments thereafter. PSCo has notified Tri-State of its intent not to purchase any capacity under Agreement 4 for the contract period 2003 through 2018.

(i)SPS entered into a 25 year agreement with Borger Energy Associates L.P.("BEA"), an affilliate of Quixx holding a 45% ownership interest, for the purchase of capacity and energy. Effective October 1, 1998, BEA began providing SPS with up to 205 Mw of capacity. On or about May 1, 1999, BEA will provide SPS with up to 230 Mw of capacity through the remaining contract term. SPS has an option to extend the term of the agreement for an additional 10 years.

(j)SPS and Golden Spread Electric Cooperative ("Golden Spread") entered into a Power Sales Agreement on November 16, 1998. Under the terms of the Agreement, SPS will purchase up to 278 Mw of capacity during the simple cycle operation of the Mustang Station, estimated to cover the period from May 1, 1999 through the end of 1999.

(k)This contract, which expires on December 31, 2000, provides for PacifiCorp to sell to Cheyenne the total electric capacity and energy requirements associated with the operation of Cheyenne's service area.

      See Note 10.  Commitments and  Contingencies - Purchase  Requirements in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding the Company's financial commitments under these contracts. See Interconnections in Item 2. PROPERTIES for a discussion of the Company's interconnections with these sources.

      Based on present estimates, PSCo will purchase approximately 31% of the total electric system energy input for 1999. In addition, based on the capacity associated with the purchase power contracts described above, approximately 34% of the total net dependable system capacity for the estimated summer 1999 net firm system peak demand for PSCo will be provided by purchased power.

      All of the QF capacity purchased by PSCo, including approximately 4 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to January 1, 1988. Subject to certain exceptions or a waiver permitted by the CPUC, PSCo is to use a complete bidding process to make any additional purchases of QF and IPPF capacity. In 1998, approximately 13% of PSCo's summer net firm system peak demand was provided by QFs.

      In addition to the long-term purchases of capacity and energy discussed above PSCo made short-term and non-firm purchases throughout the year to replace generation from PSCo-owned units which were unavailable due to maintenance and unplanned outages, to provide PSCo's reserve obligation to the Pool, to obtain energy at a lower cost than that which could be produced by other resource options, including PSCo-owned generation and/or long-term purchase power contracts, and for various other operating requirements. Short-term and non-firm purchases represented approximately 6% of PSCo's total energy requirement in 1998.

      Based on current projections, PSCo expects that purchased capacity will continue to meet a significant portion of system requirements. Such purchases neither require PSCo to make an investment nor afford PSCo an opportunity to earn a return. Further discussion related to recovery of purchased capacity costs can be found in "Regulations and Rates - Cost Recovery Mechanisms." SPS arranged seasonal short-term purchases for the summer of 1998 and may make additional short-term purchases for the 1999 summer season.

      PSCo is a member of the Rocky Mountain Reserve Group ("Reserve Group"), a new reserve sharing group. The Reserve Group is composed of members in the Rocky Mountain area, each of which owns and/or operates electric generation and/or transmission systems and are interconnected to one or more other member systems. The Reserve Group was granted final acceptance by the FERC in January 1999. The objective of the Reserve Group is to provide capacity which is categorized as either immediately accessible or accessible within ten minutes. The capacity used by the Reserve Group members is to cover unanticipated loss of generation as well as to provide a source of emergency assistance when there is a risk of not meeting firm load. As a result of its membership in the Reserve Group, PSCo can supply and protect its electric system with less aggregate operating reserve capacity than otherwise would be necessary. Additionally, emergency conditions can be met with less likelihood of curtailment or impairment of electric service and generation and transmission facilities and interconnections can be used more efficiently and economically.

      Refer to Item 2. Properties - Electric Transmission Property for a discussion of SPS's activities with the SPP and the WSPP.

Electric Fuel Supply

      The following tables present the delivered cost per million Btu of each category of fuel consumed by the system for electric generation during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

      PSCo generating plants:                             Weighted
                                                           Average
                                Coal*          Gas       All Fuels**
                            Cost $   %     Cost $   %      Cost $
                            ----------     ----------      ------

       1998...............    0.93  95       2.46   5       1.00

       1997...............    0.99  98       3.03   2       1.03

       1996...............    1.03  98       2.42   2       1.05

      * The average cost per ton of coal for years 1996 through 1998, including freight, shown above was $20.17, $18.96, and $17.41, respectively.
      ** Insignificant purchases of oil are included.

      SPS generating plants:                              Weighted
                                                           Average
                                Coal           Gas       All Fuels**
                            Cost $   %     Cost $   %      Cost $
                            ----------     ----------      ------

       1998...............    1.60  67       2.19  33       1.80

       1997...............    1.84  69       2.55  31       2.06

       1996...............    1.93  69       2.38  31       2.06

      * The average cost per ton of coal for years 1996 through 1998, including freight and other components, shown above was $33.26, $31.97, and $28.57 respectively.
       **Insignificant purchases of oil, steam and hot nitrogen are included.

Coal

      PSCo's primary fuel for its steam electric generating stations is low-sulfur western coal. PSCo's coal requirements are purchased primarily under eight long-term contracts with suppliers operating in Colorado and Wyoming. The percentage of PSCo's 1999 coal requirements supplied under these long-term contracts varies from plant to plant as detailed herein. During the year ended December 31, 1998, PSCo's coal requirements for existing plants were approximately 9,780,000 tons. A substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1998, were approximately 40 days usage, based on the average burn rate for all of PSCo's coal-fired plants.

                                             Ending Inventory
                                             Tons         Days
                                             ----         ----
            Arapahoe                        68,092          28
            Cameo                            6,815           8
            Cherokee                       229,737          36
            Comanche                       394,094          40
            Craig-PSCo                     151,069          22
            Hayden-PSCo                     21,534          59
            Pawnee                         332,702          48
            Valmont                         70,490          42

      PSCo operates two mine-mouth generating stations: the Cameo and Hayden Stations and has partial ownership in a third mine-mouth generating station, the Craig Station located in Colorado. PSCo has secured over 90% of Cameo Station's coal requirements through 1999 via a contract with the nearby Powderhorn Coal Company's Roadside mine ("Powderhorn"). Any remaining requirements may be purchased from either the spot market or Powderhorn. PSCo is the operating agent at the Hayden Station and all coal requirements are supplied under a long-term agreement from the nearby Peabody-affiliated Seneca mine. Over 75% of PSCo's Craig Station coal requirements are supplied under two long-term agreements with Colowyo Coal Company and the nearby Trapper Mining, Inc. mine. Any remaining Craig Station requirements for PSCo are supplied via spot market coal purchases.

     PSCo has contracted for long-term coal supplies with Twentymile Coal Company's Foidel Creek Mine and Mountain Coal Company's West Elk Mines located in Colorado to supply approximately 70% of the Cherokee and Valmont Station's projected requirements through 2000. PSCo has long-term coal supply agreements with Cyprus' affiliate, Amax Coal West, Inc., for Pawnee and Comanche Station's projected requirements from the Belle Ayr and Eagle Butte mines located in the Powder River Basin in Wyoming. Under the long-term agreements, specific coal reserves at the contractually defined mine(s) have been dedicated by the respective supplier to meet the contract quantity obligations. In addition, PSCo has a coal supply agreement with Kennecott Energy's Antelope Coal Company to supply approximately 66% of Arapahoe Station's projected requirements through 1999. Any remaining Arapahoe Station requirements will be obtained through spot market purchases.

      Coal is transported by rail, primarily from mines located in Colorado for PSCo's Cherokee and Valmont Stations, and from mines located in Wyoming for PSCo's Arapahoe, Pawnee and Comanche Stations, to stockpiles adjacent to the Company's coal-burning generating stations. Powder River Basin coal supplies are transported by the Burlington Northern Santa Fe Railway Company over distances ranging from 368-575 miles. Transportation charges for these Powder River Basin coal supplies comprise more than 55% of the total cost of the coal delivered to the Arapahoe, Pawnee and Comanche stations. Colorado origin coal supplies are transported by the Union Pacific Railroad Company and the Burlington Northern Santa Fe Railway Company over a combined distance ranging approximately 250 to 300 miles. Transportation charges for these Colorado origin coal supplies make up more than 32% of the total delivered cost of the coal to the Cherokee and Valmont stations.

      SPS purchases all of its coal requirements for Harrington and Tolk electric generating stations from TUCO, in the form of crushed, ready-to-burn coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the SPS's boiler bunkers located within SPS's coal-fueled stations where it is processed for burning. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles, which are adjacent to SPS's coal-burning generation stations. At December 31, 1998, TUCO's coal inventories at the Harrington and Tolk sites were 438,129 tons and 421,719 tons, respectively, (approximately 34 and 36 days supply, respectively). TUCO has executed a long-term coal supply agreement with a subsidiary of Kennecott Energy Company to supply approximately 55% of Harrington's projected requirements through 2001 from Cordero, Caballo Rojo and Antelope mines located in the Powder River Basin. In addition, TUCO has contracted for approximately 16% of Harrington's 1999 projected requirements with Kennecott's affiliate, Colowyo Coal Company, from its Colowyo mine located in western Colorado and transported by the Union Pacific Railroad. TUCO has long term contracts with Thunder Basin Coal Company, an affiliate of Arch Coal Company, for supply of coal in sufficient quantities to meet the Company's Tolk Station. Specific coal reserves in the Powder River Basin have been dedicated by Thunder Basin to meet the contract quantities. The Powder River Basin coal supplies for both stations are transported for TUCO by the Burlington Northern Santa Fe Railway Company over distances ranging from 900-1,032 miles. Transportation charges for these Powder River Basin Coal supplies make up more than 40% of the total cost of the coal delivered to the boiler.

      See Note 10. Commitments and Contingencies - Purchase Requirements in Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding financial commitments under the coal supply contracts, as well as the coal transportation contracts.

Natural Gas and Fuel Oil

      PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for PSCo's power plants are procured under short and intermediate term contracts on a competitive basis to provide an adequate supply of fuel. SPS has a number of short and intermediate contracts with natural gas suppliers operating in gas fields with long life expectancies in or near its service area. SPS also utilizes firm and interruptible transportation to minimize fuel costs during volatile market conditions and to provide reliability of supply. SPS maintains sufficient gas supplies under short and intermediate term contracts to meet all power plant requirements; however, due to flexible contract terms, approximately 40% of SPS's gas requirements were purchased under spot agreements.

Natural Gas Utility Operations

     During the period 1994-1998, PSCo and Cheyenne have experienced growth in the number of residential and commercial customers ranging from 2.7% to 3.2% annually. Since 1994, residential and commercial gas volumes sold have averaged
131.5 million dekatherms ("MMDth") annually. The growth of residential and commercial sales has been strong due to favorable economic conditions in Colorado and Wyoming. PSCo and Cheyenne offer transportation services to their large commercial and industrial customers, allowing these customers to purchase gas directly from their suppliers. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas, but will have a positive impact on operating margin. During 1998, transportation services revenues were of $35.0 million compared to $32.7 million in 1997 and $28.5 million in 1996.

Natural Gas Supply and Storage

      PSCo and Cheyenne have attempted to maintain low cost, reliable natural gas supplies by optimizing a balance of long - and short-term gas purchase, firm transportation and gas storage contracts. During 1998, PSCo and Cheyenne purchased 140.1 MMDth from approximately 59 suppliers. In 1998, the average delivered cost per one thousand dekatherms ("MDth") for PSCo and Cheyenne was $1.89 compared to $2.92 per MDth in 1997 and $2.58 per MDth in 1996 (see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS). Purchased gas costs are recovered from customers through the gas cost adjustment mechanisms.

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

Regulation and Rates

Regulation

General

      The NCE system is subject to the jurisdiction of the SEC under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. PUHCA rules require that transactions between affiliated companies in a registered holding company system be performed at cost, with limited exceptions.

PSCo

      PSCo is subject to the jurisdiction of the CPUC with respect to its facilities, rates, accounts, services and issuance of securities. The CPUC consists of three full-time members appointed by the Governor and approved by the Colorado Senate. Only two members may be from the same political party.

      PSCo is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. PSCo has received authorization from the FERC to act as a power marketer. PSCo is also subject to the jurisdiction of the NRC in connection with the pending transfer of the title of Independent Spent Fuel Storage Installation facility at Fort St. Vrain.

      PSCo holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without PSCo becoming subject to full FERC jurisdiction.

SPS

     The PUCT has jurisdiction over SPS's Texas operations as an electric utility and original and appellate jurisdiction over its retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The NMPRC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services in their respective states. The FERC has jurisdiction over SPS's rates for sales of electricity for resale. SPS has received authorization from the FERC to act as a power marketer.

Other

      Cheyenne is subject to the jurisdiction of the WPSC. WGI and TOP are subject to FERC jurisdiction. WGI and TOP each hold a FERC certificate which allows them to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. e prime and TOG have authorization from the FERC to act as power marketers.

Cost Recovery Mechanisms

PSCo

      At December 31, 1998, PSCo had four adjustment clauses: the ICA (which replaced the ECA in 1996), the GCA, the DSMCA and the QFCCA. These adjustment clauses allow certain costs to be passed through to retail customers. PSCo is required to file applications with the CPUC for approval of adjustment mechanisms in advance of the proposed effective dates. The applications must be acted upon before becoming effective.

      The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo, through its GCA, is allowed to recover the difference between its actual costs of purchased gas and the amount of these costs recovered under its base rates. The GCA rate is revised annually on October 1 and otherwise as needed, to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover such gas costs are compared on a monthly basis and differences, including interest, are deferred. The QFCCA provides for recovery of purchased capacity costs from certain QF projects, not otherwise reflected in base electric rates.

      PSCo, in a collaborative process with public interest groups, consumers and industry has developed DSM programs (programs designed to reduce peak electricity demand, shift on-peak demand to off-peak hours and provide for more efficient operation of the electric generation system), including incentive and cost recovery mechanisms. The DSMCA clause permits PSCo to recover DSM costs over five to seven years while non-labor incremental expenses, and carrying costs associated with deferred DSM costs are recovered on an annual basis. PSCo also has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

SPS

      Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is part of SPS's rates. If it appears that the factor will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The rule requires refunding and surcharging under/over-recovery amounts, including interest, when they exceed 4% of the utility's annual fuel and purchased power costs, as allowed by the PUCT, if this condition is expected to continue. Under the PUCT's regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million for the three year period ended December 31, 1997.

      On October 24, 1997, the NMPRC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective in January 1998. This employs an over/under fuel collection calculation determined on a monthly basis. SPS will petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. In addition, on an annual basis SPS files an application for the NMPRC to review the utility's electric generation and fuel management activities. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation discussed above.

      In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment and clauses.

Cheyenne

      Purchased power and gas costs are recoverable in Wyoming. Cheyenne is required to file applications with the WPSC for approval of adjustment mechanisms in advance of the proposed effective date. Cheyenne filed for an increase in its ECA rates of approximately $3 million which became effective on January 1, 1999. The increase, however, is being contested and hearings are scheduled for March 1999.

      See Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional discussion.

Environmental Matters

      Certain of the Company's subsidiary facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various Company activities require registrations, permits, licenses, inspections and approvals from these agencies. The Company has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with applicable environmental standards.

      The Company and its subsidiaries continue to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon the Company's operations. See Note 10. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional discussion. At December 31, 1998, the estimated 1999, 2000 and 2001 expenditures for environmental air and water emission control facilities were $19.1 million, $14.1 million and $38.6 million, respectively (see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

Construction Program

      Discussion of the construction programs for each registrant is provided within their respective Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Competition

Industry Outlook

      The business and regulatory environment in the utility industry that has existed for decades is continuing to change. Competition is increasing, particularly in energy supply and retail energy services. Several states in the U.S. have either passed or proposed legislation that provides for retail electric competition and price deregulation of energy supply. The wholesale electric energy market has expanded and geographic boundaries are no longer present barriers. Increased activity by power marketers and traders has added new dimensions of complexity and risk. A significant amount of electric generation assets have been purchased, sold or traded in the U.S. during 1998 and this trend is expected to continue. Consolidation and globalization is a continuing trend as businesses position themselves for competition in an unbundled energy industry. The Company continues to look for opportunities to expand its customer base as an energy service provider, and on an ongoing basis, evaluates merger, acquisition and divestiture opportunities.

      Electric prices in the Company's service territories are low in comparison to other parts of the U.S. State legislatures and state utility commissions in the retail jurisdictions served by the Company's utility subsidiaries are focusing on the restructuring and deregulation of the electric utility industry; however, no significant progress was achieved during 1998. The Company supports a fair and orderly transition to a competitive environment and believes that any restructuring plans should provide the Company with an opportunity to recover its costs for prudently incurred utility investments and contractual commitments that may be uneconomic in the future. Overall, the Company believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market. The potential negative financial impacts of deregulation, however, could include an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital (see Note 1. Summary of Significant Accounting Policies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). At this time, the Company and its utility subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operations or cash flows.

Retail Electric Business

      Today, the retail electric business faces increasing competition as industrial and large commercial customers who have the ability to own or operate facilities to generate their own electric energy requirements. In addition, customers may have the option of substituting fuels, such as natural gas for heating, cooling and manufacturing purposes rather than electric energy, or the option of relocating their facilities to a lower cost environment. While each of the Company's utility subsidiaries face these challenges, these subsidiaries believe their rates are competitive with currently available alternatives. The Company's utility subsidiaries are taking actions to lower operating costs and are working with their customers to analyze the feasibility of various options, including energy efficiency, load management and cogeneration in order to better position the Company's utility subsidiaries to more effectively operate in a competitive environment.

State Regulatory and Legislative Environments - Electric Business

      Below is a discussion on the regulatory and legislative initiatives currently being addressed in each of the Company's retail jurisdictions related to the electric business.

      Colorado - Colorado law permits the CPUC to authorize rates negotiated with individual electric and gas customers who have threatened to discontinue using the services of PSCo, so long as the CPUC finds that such authorization:
1) in the case of electric rates, will not adversely affect PSCo's remaining customers and 2) in the case of gas rates, will not affect PSCo's remaining customers as adversely as would the alternative. The CPUC is continuing to work with the Colorado General Assembly in its investigation and implementation of public policy. The CPUC has no electric restructuring authority without legislative mandate.

      During 1998, an electric restructuring bill was passed which established a 30 member advisory panel to conduct an evaluation of the potential benefits and possible regulatory structure of the retail electric industry. This panel is to finalize and report its findings to the General Assembly and the Governor by November 1, 1999. NCE has one representative appointed to this panel.

      Texas - In the 1997 session, Texas introduced legislative proposals relating to retail wheeling; however, the Texas legislature adjourned without adopting any legislation on this issue. The Governor submitted a proposal for retail competition by September 2001. This and all other deregulation legislation failed to gain the necessary support for enactment. There was no general session in 1998 in Texas. The PUCT initiated several rulemakings which prepare for eventual electric industry restructuring, however, it has not yet issued a final order with respect to any of them. The PUCT granted approval of one utility company's voluntary plan to transition to retail competition. This program provides for immediate rate reductions which will result in refunds for all residential and commercial customers. A five-year transition plan begins with a pilot program that evolves to customer choice for all of that utility's customers by 2003.

      A Senate Interim Committee on Electric Utility Restructuring began a series of statewide hearings in late 1997, which continued throughout 1998, in order to solicit public input on a series of statewide issues relating to retail competition in Texas. This information will be used by the Committee to make recommendations on restructuring legislation for the 1999 session. In January 1999, three different electric restructuring bills were introduced in the Texas legislative. At this time, it is impossible to determine which, if any, of the proposals will pass. SPS believes it will continue to be subject to rate regulation that will allow for recovery of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business, Utility Operations and Regulation - Regulatory Assets and Liabilities and Note 9. Regulatory Matters in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      New Mexico - In 1998, the NMPRC allowed an electric utility to begin offering a two-year transition test program for customer choice. A total of 425 residential and small commercial customers and one large industrial customer may participate. A second pilot program, which was ordered by the NMPRC, was halted by a stay order issued by the New Mexico Supreme Court.

      Following the 1997 session, the NMPRC initiated Case 2681, the "Investigation of Electric Utility Restructuring", which called for a "collaborative process" that involved utilities, consumer groups, environmental groups, and other interested stakeholders. The NMPRC encouraged the parties to attempt to reach a consensus on a retail choice plan for New Mexico, but the effort was unsuccessful. On January 28, 1998, the NMPRC issued its final report and found that it is in the public interest for the State of New Mexico to advance changes in the structure and regulation of the electric industry and recommended that restructuring proposals should continue to be brought before the legislature. The New Mexico legislature tabled consideration of the single electric utility restructuring bill presented during 1998. A similar proposal has been introduced in the 1999 session. At this time, no final action has been taken on this proposal.

      Wyoming - There were no electric industry restructuring legislation proposals introduced in the Legislature during 1998. A joint committee of the Wyoming legislature held a series of hearings on restructuring in June of 1997. On September 15, 1997, a report entitled the "Study of the Potential Economic Impacts of Electric Restructuring on the State of Wyoming," prepared for the WPSC by an external consultant was made public. The report analyzed four different restructuring scenarios and concluded overall that restructuring would have only a small impact on rates. No action with respect to electric restructuring is anticipated in 1999.

      Kansas - In December 1997, the Task Force On Retail Wheeling presented its final report to the 1998 Kansas Legislature. The report culminated a study that was authorized by House Bill 2600 and was signed by the Governor on April 26, 1996. In general, this legislation imposed a three-year freeze on retail electric wheeling. During 1998, several restructuring measures were introduced in the Legislature, but subsequently failed.

      Oklahoma  - The  Electric  Restructuring  Act of 1997  was  signed  by the
Governor of Oklahoma on April 25, 1997. This legislation directs a series of studies which will define the orderly transition to consumer choice of electric energy supplier by July 1, 2002. During 1998, the Oklahoma Corporation Commission began such studies and held research meetings focusing on several restructuring issues. Results and recommendations derived from the studies and meetings will direct further legislative action that may be necessary in order for the Electric Restructuring Act of 1997 to be fully implemented. An independent system operator ("ISO") study report, prepared by the Oklahoma Corporation Commission, was issued in January 1998. The Oklahoma Corporation Commission Taxation Issues study and a Technical Issues study on the effects of an ISO were concluded on December 31, 1998. The Electric Restructuring Act was modified during 1998 to clarify terms used in the original bill, as well as advancing timelines for studies of the Joint Electric Utility Task Force in order to meet the stated implementation date. In December 1998, this Task Force began the formation of groups which will examine numerous restructuring issues. It is expected to issue a report on its findings in October 1999.

Wholesale Electric

     The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. Under applicable FERC rules, utilities are required to provide wholesale open-access transmission services consistent with what is provided for in their own operations and to unbundle wholesale merchant and transmission operations. The Company's utility subsidiaries are operating under a joint tariff in compliance with these rules. To date, these provisions have not had a material impact on the operations of the Company's utility subsidiaries. For 1998, the Company's consolidated wholesale revenues totaled approximately $607 million or 22% of total electric revenues, an increase from approximately $435 million or 18% in 1997. Non-firm sales, including economy sales, off-system sales and non-regulated power marketing activities have grown significantly in 1998. As a result, only 56.3% of the Kwh sold related to firm sales contracts in 1998, as compared with 80.9% in 1997, despite the fact that Kwh sales under firm contracts increased 14% in 1998 as compared with 1997.

Natural Gas

      Changes in regulatory policies and market forces have begun to shift the industry from traditional bundled gas sales service to an unbundled transportation and market based commodity service. Following the unbundling of interstate pipeline delivery services by the FERC in 1993, PSCo has participated fully in state regulatory and legislative efforts to develop a framework for extending unbundling down to the residential and small commercial level. The goal of unbundling is to offer customers choice of gas suppliers. PSCo is currently supporting a gas unbundling bill, introduced to the Colorado legislature in January 1999, that will grant to the CPUC the authority and responsibility to approve voluntary unbundling plans submitted by Colorado gas utilities in the future. PSCo plans to participate fully in any such legislative efforts and in any regulatory proceedings which will affect the unbundling of natural gas delivery services.

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

      PSCo and Cheyenne extend and operate their distribution systems primarily by virtue of non-exclusive franchises granted by the various cities and towns. Such franchise agreements are approved by their respective state commissions. Because the franchises are non-exclusive, PSCo and Cheyenne can be faced with the threat of intrusion into their gas territory by third parties. PSCo and Cheyenne hold territorial certificates for a portion of their gas service territory giving them the exclusive right to extend their distribution system and provide natural gas sales and transportation service. However, for the majority of their gas service territory, no such territorial certificates exist. PSCo has filed with the CPUC an application to certificate its gas service territory along the front range of Colorado.

Franchises

      PSCo held nonexclusive franchises to provide electric or gas service or both services in approximately 121 incorporated cities and towns at December 31, 1998. These franchises consist of 69 combined gas and electric service franchises, 28 electric service franchises and 24 gas service franchises. In 1999, PSCo expects to re-negotiate four of the franchise agreements which will be expiring. PSCo's franchise with the City of Denver will expire in 2006. PSCo supplies electric or gas service or both services in about 114 unincorporated communities.

      SPS held franchises to provide electric service in approximately 104 cities and towns at December 31, 1998.

Foreign Investments

Yorkshire Power

      During the second quarter of 1997, Yorkshire Power, a joint venture initially equally owned by PSCo and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. Effective March 31, 1998, NCI was sold to NC Enterprises, an NCE subsidiary. The total consideration paid by Yorkshire Power for Yorkshire Electricity in 1997 was approximately $2.4 billion (1.5 billion pounds sterling). Yorkshire Electricity's main businesses are the distribution and supply of electricity and the supply of gas and its service territory is one of the region's largest with approximately 2 million customers.

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

      During the second quarter of 1998, Yorkshire Electricity recognized a $54.7 million after-tax impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank facilities had been unsuccessful. The impairment, reflecting a write-down to fair market value, was offset, in part, by an unrelated tax adjustment of approximately $21.5 million. In the fourth quarter of 1998, Yorkshire Power recognized a $42.1 million after-tax gain on the sale of its generation assets. Yorkshire Electricity is focusing its main business on the distribution and supply of electricity and the supply of natural gas. See Note 2. Investment in Yorkshire Electricity and U.K. Windfall Tax in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for summary financial information on Yorkshire Power.

Other foreign investments

      The Company owns other foreign investments through various non-regulated subsidiaries; however, at this time, these investments are not significant to the Company's consolidated assets or results of operations.

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

Non-Utility Operations

      NC Enterprises, a wholly-owned subsidiary of NCE, was incorporated in 1997 under the laws of the State of Delaware. NC Enterprises was incorporated to serve as a holding company for non-utility subsidiaries and foreign operations of NCE. NC Enterprises currently has the following subsidiaries: NCI, Quixx, UE, e prime, Natural Fuels, Planergy, New Century Cadence and New Century Centrus. The table presented below provides certain financial information regarding each subsidiary of NC Enterprises, followed by a discussion of the operations of the subsidiaries.

                                                                            New      New
                                                     Natural               Century  Century
                       NCI    Quixx   UE    e prime   Fuels    Planergy    Cadence  Centrus
                      -----   -----  ----   -------  ------   ---------    -------- -------
                                                    (in millions)

Operating revenues   $   -    $14.6 $106.3  $255.4   $ 7.6      $ 9.3       $  -     $ -
Total assets         353.7     88.2   58.5    81.5    10.2       31.4          2.1     0.7
NC Enterprise's Net
 investment at
 12/31/98            349.6     78.0   44.8    27.8     3.5       12.0          1.6     0.8


      NCI: NCI was formed in 1997 to hold PSCo's 50% interest in Yorkshire Power. For a more detailed discussion refer to "Foreign Investments" above.

      Quixx: Quixx was incorporated in 1985 under the laws of the State of Texas. Quixx's primary business is investing in and developing cogeneration and energy-related projects. Quixx also holds water rights and certain other non-utility assets. Quixx also finances sales of heat pumps and markets other non-utility goods and services. Quixx currently has the following wholly-owned subsidiaries, most of which hold partnership interests in various energy-related limited partnerships:

      Quixx Jamaica, Inc., a wholly-owned subsidiary of Quixx, holds a 99% limited partnership interest in KES Jamaica, L.P. which owned a facility consisting of two-oil fired combustion turbines located in Montego

Bay, Jamaica, W.I. This facility was completely dismantled in 1998. The remaining 1% general partnership interest is owned by KES Montego, Inc. a wholly-owned subsidiary of Quixx. As of December 31, 1998, Quixx is in the process of winding up operations of this subsidiary.

      Quixx Mustang Station, Inc., a wholly-owned subsidiary of Quixx, was created to hold Quixx's 0.5%, general partnership interest in Denver City Energy Associates, L.P., a partnership which owns a 50% interest in Mustang Station, a 488 Mw combined cycle generating facility which is scheduled for completion in 1999. Quixx also holds a 49.5% limited partnership interest in Denver City Energy Associates, L.P., through Quixx Resources, Inc. a wholly-owned subsidiary of Quixx.

      Quixxlin Corp, a wholly-owned subsidiary of Quixx, holds a 0.5% general partnership interest in Quixx Linden, L.P., which owns a 23 Mw natural gas fired cogeneration facility under construction in Linden, New Jersey. It is estimated that this facility will be completed in early 1999. Quixx also directly holds a 49.5% limited partnership interest in Quixx Linden, L.P.

      Quixx Borger Cogen, Inc., a wholly-owned subsidiary of Quixx, holds a 0.45% general partnership interest in Borger Energy Associates, L.P., which owns Blackhawk Station, a cogeneration plant located at the Phillips Petroleum Refinery Complex near Borger, Texas. Quixx Resources, Inc., a wholly-owned subsidiary of Quixx, holds a 44.55% limited partnership interest in this same partnership. This facility commenced Phase I electric operations in October 1998, and is expected to commence Phase II cogeneration operations in 1999.

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

      Quixx Resources, Inc., a wholly-owned subsidiary of Quixx, holds a 44.55% limited partnership interest in Borger Energy Associates, L.P., a 49.5% limited partnership interest in Denver City Energy Associates, L.P., and a 99% limited partnership interest in Quixx WRR, L.P.

      Quixx WRR, L.P., a wholly-owned subsidiary of Quixx, holds Quixx's water rights located in Roberts, Gray, Hutchinson and Carson Counties, Texas. Quixx holds a 1% general partnership interest and through Quixx Resources, Inc. a 99% limited partnership interest in Quixx WRR, L.P.

      Quixx Carolina, Inc., a wholly-owned subsidiary of Quixx, holds a 1% general partnership interest in Carolina Energy Limited Partnership, a waste-to-energy cogeneration facility. Quixx also holds a 32.33% limited partnership interest in this same partnership. In June 1997, Quixx wrote off its investment of approximately $13.64 million in the Carolina Energy Limited Partnership (see Note 3. Acquisitions and Divestitures in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      Quixx holds a 42.2% limited partnership interest in BCH Energy Limited Partnership, a waste-to-energy facility, which has declared in bankruptcy near Fayetteville, North Carolina. In December 1996, Quixx wrote off its entire investment in this project of approximately $16 million (See Note 3. Acquisitions and Divestitures in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA).

      UE: UE was incorporated in 1985 under the laws of the State of Texas. UE is engaged in engineering, design, construction management and other miscellaneous services. UE currently has two wholly-owned subsidiaries Universal Utility Services Company and Precision Resource Company. Universal Utility Services

Company provides cooling tower maintenance and repair, certain other industrial plant improvement services, and engineered maintenance of high voltage plant electric equipment. Precision Resource Company provides contract professional and technical resources for customers in the energy industrial sectors.

      e prime: e prime was incorporated in 1995 under the laws of the State of Colorado. e prime provides energy related products and services which include, but are not limited to, electric and gas brokering, marketing and trading and energy consulting. In March of 1996, e prime received authorization from the FERC to act as a power marketer. In September 1996, e prime acquired TOG, a gas marketing company, with headquarters in Houston and an office in Boston. e prime and TOG have merged operations and together they provide value-added energy related products and services to over 2,200 end use customers and utilities nationwide. Additionally, e prime currently owns the following subsidiaries (subsidiaries formed, but inactive have been excluded):

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

     Planergy: Planergy, which was acquired April 1, 1998 (formerly known as Falcon Seaboard Energy Services, Inc.), was incorporated in 1990 under the laws of the State of Texas. Planergy provides energy management, consulting and demand side management services to commercial, industrial, utility and municipal customers. Planergy currently has two principal wholly-owned subsidiaries, Planergy, Inc., and Planergy Services, Inc. Planergy Inc. provides energy consulting, energy-efficiency management, conservation programs and mass-market services. Planergy Services, Inc. specializes in industrial energy audits, and conservation and reliability projects. It focuses on energy services for industrial and large commercial customers.

      New Century Cadence: New Century Cadence was incorporated in 1997 under the laws of the State of Colorado. New Century Cadence was created to hold a 1/3 interest in Cadence Network, LLC, an energy-related company which provides energy management and consulting services, as well as brokering and marketing of energy commodities. Cadence Network LLC is equally owned by New Century Cadence, Cinergy-Cadence, Inc. (a subsidiary of Cinergy, Inc.) and Progress Holdings, Inc. (a subsidiary of Florida Progress Holdings, Inc.).

      New Century Centrus: New Century Centrus was incorporated in 1998 under the laws of the State of Colorado. New Century Centrus was created in 1998 to hold a 1/3 interest in Centrus, LLP. Centrus LLP was established to develop products and services to meet the residential and small business customers increasing demands for a "one-bill" utility and telecommunications approach. Centrus LLP is equally owned by New Century Centrus, Cinergy-Centrus, Inc. (a subsidiary of Cinergy, Inc.) and Progress-Centrus, Inc. (a subsidiary of Florida Progress Holdings, Inc.).

Employees

The number of employees in the NCE system at December 31, 1998, is presented in the table below. Of the employees listed below, approximately 2,817, or 45%, are covered under collective bargaining agreements. For further information, see
Note 10. Commitments and Contingencies - Union Contracts in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             NCE System Employees
                             --------------------

                        PSCo                    3,148
                        SPS                     1,345
                        NCS                     1,229
                        Cheyenne                   97
                        NC Enterprises            490
                                                 ----
                          Total                 6,309
                                                =====

                Consolidated Electric Operating Statistics (NCE)

                                                 Year Ended December 31,
                                           1998          1997          1996
                                           ----          ----          ----
Energy Generated, Received & Sold
 (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................       33,960,532    33,278,721    32,116,961
  Combustion Turbine.............        8,211,645     6,595,055     6,351,117
  Pumped Storage.................          222,175       193,834       178,205
  Hydro..........................          206,287       224,898       197,660
                                           -------       -------      --------
    Total Net Generation.........       42,600,639    40,292,508    38,843,943
  Energy Used for Pumping........          343,393       300,649       276,983
                                           -------       -------      --------
    Total Net System Input.......       42,257,246    39,991,859    38,566,960
  Purchased Power and Net
    Interchange .................       17,066,272    11,985,546    10,295,074
                                        ----------    ----------    ----------
    Total System Input...........       59,323,518    51,977,405    48,862,034
  Used by Company................           75,303        77,734        88,304
  Other (1)......................        1,739,911     1,677,085     1,352,843
                                        ---------      ---------     ---------
    Total Energy Sold............       57,508,304    50,222,586    47,420,887
                                        ==========    ==========    ==========

Electric Sales (Thousands of Kwh):
  Residential....................       10,136,581     9,730,390     9,530,275
  Commercial.....................       14,135,012    13,223,936    12,832,091
  Industrial.....................       13,530,830    13,789,814    13,729,777
  Public Authorities.............          840,611       773,656       780,251
  Wholesale - Regulated..........       15,948,594    11,494,742    10,129,788
  Wholesale Energy Services -
    Non-Regulated                        2,916,676     1,210,048       418,705
                                         ---------     ---------       -------
    Total Energy Sold............       57,508,304    50,222,586    47,420,887
                                        ==========    ==========    ==========

Number of Customers at End
 of Period:
  Residential....................       1,313,075      1,285,307     1,269,322
  Commercial.....................         190,812        185,911       183,928
  Industrial.....................          12,956         12,888        12,830
  Public Authorities.............          83,775         81,994        80,486
  Wholesale - Regulated..........             317            279           235
  Wholesale Energy Services -
    Non-Regulated ...............              27             12             6
                                           ------       --------       -------
      Total Customers............       1,600,962      1,566,391     1,546,807
                                        =========      =========     =========

Electric Revenues
 (Thousands of Dollars):
  Residential....................      $  720,841     $  692,886    $  682,966
  Commercial.....................         774,521        735,636       738,266
  Industrial.....................         524,645        532,276       521,843
  Public Authorities.............          63,249         58,235        55,608
  Wholesale - Regulated..........         532,431        412,088       376,315
  Wholesale Energy Services -
    Non-Regulated ...............          74,518         22,861         7,806
  Other Electric Revenues........           7,281         19,377        33,735
                                          -------        -------      --------
    Total Electric Revenues......      $2,697,486     $2,473,359    $2,416,539
                                       ==========     ==========    ==========

Average Annual Kwh Sales per
  Residential Customer                      7,818          7,613         7,508
Average Annual Revenue per
  Residential Customer                    $555.94        $542.12       $538.06
Average Residential Revenue
  per Kwh                                 $0.0711        $0.0712       $0.0717
Average Commercial Revenue
  per Kwh                                 $0.0548        $0.0556       $0.0575
Average Industrial Revenue
  per Kwh                                 $0.0388        $0.0386       $0.0380
Average Wholesale - Regulated
 Revenue per Kwh                          $0.0334        $0.0359       $0.0371
-------------------------

(1) Primarily includes net distribution and transmission line losses.

              Consolidated Electric Operating Statistics (PSCo)

                                                Year Ended December 31,
                                            1998        1997(1)       1996(1)
                                         --------      ---------     ---------

Energy Generated, Received & Sold
 (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................       17,939,109    17,586,343    17,099,890
  Combustion Turbine.............          636,455       154,019       121,079
  Pumped Storage.................          222,175       193,834       178,205
  Hydro..........................          206,287       224,898       197,660
                                           -------       -------      --------
    Total Net Generation.........       19,004,026    18,159,094    17,596,834
  Energy Used for Pumping........          343,393       300,649       276,983
                                           -------       -------      --------
    Total Net System Input.......       18,660,633    17,858,445    17,319,851
  Purchased Power and Net
   Interchange                          13,544,768    11,470,535    10,349,298
                                        ----------    ----------    ----------
    Total System Input...........       32,205,401    29,328,980    27,669,149
  Used by Company................           45,857        45,492        57,603
  Other (2)......................        1,707,914     1,659,347     1,352,843
                                         ---------     ---------     ---------
    Total Energy Sold............       30,451,630    27,624,141    26,258,703
                                        ==========    ==========    ==========
Electric Sales (Thousands of Kwh):
  Residential....................        6,760,764     6,662,679     6,606,601
  Commercial.....................       10,778,116    10,109,615     9,880,502
  Industrial.....................        4,831,965     5,511,722     5,791,608
  Public Authorities.............          206,985       189,141       200,070
  Wholesale - Regulated .........        7,873,800     4,490,895     3,361,217
  Wholesale Energy Services -
    Non-Regulated                                -       660,089       418,705
                                           -------      --------       -------
    Total Energy Sold............       30,451,630    27,624,141    26,258,703
                                        ==========   ===========    ==========
Number of Customers at End
 of Period:
  Residential....................          970,217       947,017       959,249
  Commercial.....................          127,386       123,839       126,426
  Industrial.....................              325           330           380
  Public Authorities.............           82,764        81,023        79,725
  Wholesale - Regulated..........               50            33            26
  Wholesale Energy Services -
    Non-Regulated                                -             -             6
                                           -------      --------       -------
      Total Customers............        1,180,742     1,152,242     1,165,812
                                         =========     =========     =========
Electric Revenues (Thousands
 of Dollars):
  Residential....................       $  514,235    $  503,727    $  507,233
  Commercial.....................          592,045       563,439       571,536
  Industrial.....................          207,885       228,925       249,774
  Public Authorities.............           29,546        26,778        25,798
  Wholesale - Regulated..........          250,555       145,561       120,478
  Wholesale Energy Services -
    Non-Regulated                                -        10,448         7,806
  Other Electric Revenues........           41,307         6,318         6,365
                                           -------       -------      --------
    Total Electric Revenues......       $1,635,573    $1,485,196    $1,488,990
                                        ==========    ==========    ==========

Average Annual Kwh Sales per
 Residential Customer                        7,071         6,875         6,965
Average Annual Revenue per
 Residential Customer                      $537.80       $519.08       $534.79
Average Residential Revenue
 per Kwh                                   $0.0761       $0.0756       $0.0768
Average Commercial Revenue
 per Kwh                                   $0.0549       $0.0557       $0.0578
Average Industrial Revenue
 per Kwh                                   $0.0430       $0.0415       $0.0431
Average Wholesale - Regulated
 Revenue per Kwh                           $0.0318       $0.0324       $0.0358
-------------------------

(1)The 1996 and 1997 information through July 31, 1997 include information related to Cheyenne, WGI and e prime. These subsidiaries were transferred to NCE, effective August 1, 1997, in connection with the Merger.
(2) Primarily includes net distribution and transmission line losses.

               Consolidated Electric Operating Statistics (SPS)

                                          Year ended            September 1-   Year ended
                                          December 31,          December 31,    August 31,
                                         1998        1997          1996           1996
                                         ----        ----          ----           ----
Energy Generated, Received & Sold
 (Thousands of Kwh):
Net Generated:
  Steam, Fossil..................     16,021,423   15,692,378    4,994,294     14,895,995
  Combustion Turbine.............      7,575,190    6,441,036    1,747,556      6,186,155
                                       ---------    ---------    ---------     ----------
    Total Net Generation.........     23,596,613   22,133,414    6,741,850     21,082,150
Purchased Power and Net
 Interchange                            (276,031)    (402,504)     332,644      1,226,976
                                        --------     --------      -------      ---------
    Total System Input...........     23,320,582   21,730,910    7,074,494     22,309,126
  Used by Company and Other......         28,606       31,862      438,190      1,420,687
                                          ------       ------      -------      ---------
  Total Energy Sold..............     23,291,976   21,699,048    6,636,304     20,888,439
                                      ==========   ==========    =========     ==========

Electric Sales (Thousands of Kwh):
  Residential....................      3,169,433    2,986,815      891,695      2,868,982
  Commercial.....................      3,051,258    2,990,488      989,580      2,886,807
  Industrial.....................      8,367,012    8,135,280    2,661,642      7,813,433
  Public Authorities.............        629,478      582,618      190,439        571,579
  Wholesale - Regulated .........      8,074,795    7,003,847    1,902,948      6,747,638
                                       ---------    ---------    ---------      ---------
    Total Energy Sold............     23,291,976   21,699,048    6,636,304     20,888,439
                                      ==========   ==========    =========     ==========

Number of Customers at End of Period:
  Residential....................        312,539      308,439      310,073        308,554
  Commercial.....................         58,535       57,298       57,502         57,204
  Industrial.....................         12,622       12,549       12,450         12,418
  Public Authorities.............            824          785          761            750
  Wholesale - Regulated .........            267          246          209            197
                                         -------      -------     --------        -------
      Total Customers ...........        384,787      379,317      380,995        379,123
                                         =======      =======     ========        =======

Electric Revenues (Thousands of Dollars):
  Residential....................       $194,535     $184,372     $ 54,109       $172,214
  Commercial.....................        168,731      166,572       54,033        154,653
  Industrial.....................        305,987      298,754       95,494        274,117
  Public Authorities.............         33,207       31,249       10,090         29,220
  Wholesale - Regulated..........        281,877      266,527       71,663        252,145
  Other Electric Revenues (1)....        (33,150)      12,881       10,190         17,048
                                        --------      -------     --------        -------
    Total Electric Revenues......       $951,187     $960,355     $295,579       $899,397
                                        ========     ========     ========       ========

Average Kwh Sales per
  Residential Customer                     10,212       9,669        2,876          9,298
Average Revenue per
  Residential Customer                    $626.80     $596.85      $174.50        $558.13
Average Residential
  Revenue per Kwh                         $0.0614     $0.0617      $0.0607        $0.0600
Average Commercial
 Revenue per Kwh                          $0.0553     $0.0557      $0.0546        $0.0536
Average Industrial
 Revenue per Kwh                          $0.0366     $0.0367      $0.0359        $0.0351
Average Wholesale -
  Regulated Revenue per Kwh               $0.0349     $0.0381      $0.0377        $0.0374
-------------------------

(1)Other electric revenues is negative in 1998 primarily due to the recognition of lower deferred fuel revenues resulting from cost reductions for fuel used in generation.

              Consolidated Gas Operating Statistics (NCE and PSCo)

                                           Year Ended December 31,
                                         NCE           NCE & PSCo        PSCo
                                    1998    1997          1996        1998    1997 (3)
                                  ------- -------        -------    -------  ---------
Natural Gas Purchased and Sold
 (Thousands of Dth):
  Purchased for Utility
    Operations                     141,887    151,687    147,298    137,402   150,163
  Purchased for Non-regulated
     Gas Marketing (1)              72,651     61,248     22,807          -    35,189
                                   -------    -------    -------     ------   ------
      Total Purchased............   214,538   212,935    170,105    137,402   185,352
  Company Use....................     1,411     1,213        520      1,397     1,211
  Other (2)......................    14,038    17,236     10,000     11,608    15,461
                                    -------   -------    -------    -------  --------
    Total Gas Sold...............   199,089   194,486    159,585    124,397   168,680
                                    =======   =======    =======    =======  ========

Gas Deliveries (Thousands of Dth):
  Residential....................    84,710    87,386     86,102     82,239    86,634
  Commercial.....................    42,352    47,471     51,655     40,191    46,857
  Non-regulated Gas Marketing (1)    70,599    59,629     21,828          -    35,189
                                     ------    ------     ------      -----    ------
      Total Gas Sold.............   197,661   194,486    159,585    122,430   168,680
  Transportation.................   107,423    93,271     90,304     90,746    86,831
  Other Gas Deliveries...........         -        73      1,141          -        73
                                    -------   -------    -------    -------  --------
    Total Deliveries.............   305,084   287,830    251,030    213,176   255,584
                                    =======   =======    =======    =======  ========

Number of Customers at End of
 Period:
  Residential....................   958,693   928,134    902,078    932,829   902,759
  Commercial.....................    93,549    91,937     90,761     90,858    89,229
  Non-regulated Gas Marketing (1)     2,043     2,190      1,255          -         -
                                      -----     -----      -----       ----      ----
    Total........................ 1,054,285 1,022,261    994,094  1,023,687   991,988
  Transportation and Other.......     2,738     2,215      1,794      2,731     2,205
                                    -------    -------   -------    -------  --------
    Total Customers.............. 1,057,023 1,024,476    995,888  1,026,418   994,193
                                  ========= =========    =======  =========   =======

Gas Revenues (Thousands of Dollars):
  Residential.................... $ 434,503 $ 410,406   $362,481  $ 423,875  $407,004
  Commercial.....................   182,506   186,248    176,328    175,291   184,192
  Non-regulated Gas Marketing (1)   180,641   172,524     64,389          -    99,273
  Transportation.................    34,990    32,646     28,549     34,472    32,465
  Other Gas Revenues.............     8,636    14,772      8,750      6,426    10,157
                                    -------   -------   --------    -------  --------
      Total Gas Revenues......... $ 841,276  $816,596   $640,497  $ 640,064  $733,091
                                  =========  ========   ========  =========  ========

Average Annual Dth Sales per
 Residential Customer ...........     89.99     95.51      97.14      89.81     94.70
Average Annual Revenue per
 Residential Customer ...........   $461.60   $448.55    $408.93    $462.90   $444.91
Average  Revenue per Dekatherm:
  Residential ...................    $5.129    $4.696     $4.210     $5.154    $4.698
  Commercial ....................    $4.309    $3.923     $3.414     $4.361    $3.931
  Transportation ................    $0.326    $0.350     $0.316     $0.380    $0.374
-------------------------

(1) Includes purchases and sales by e prime and TOG.
(2)Primarily includes distribution and transmission line losses and net changes to gas in storage.
(3)Information through July 31, 1997 includes information related to Cheyenne, WGI, Natural Fuels and e prime. These subsidiaries were transferred to NCE, effective August 31, 1997, in connection with the Merger.

Item 2.  Properties

PSCo Electric Generation Property

      The PSCo electric generating stations expected to be available at the time of the anticipated 1999 net firm system peak demand during the summer season are as follows:

                                                      Net Dependable
                                                        Capacity
                                         Installed        (Mw)
                                           Gross    at Time of Anticipated    Major
            Name of Station              Capacity    1999 Net Firm System      Fuel
             and Location                   (Mw)       Peak Demand*          Source
             ------------                   ----       ------------          ------
Steam:
    Arapahoe - Denver..................      262.00         246.00            Coal
    Cameo - near Grand Junction .......       77.00          72.70            Coal
    Cherokee - Denver..................      779.00         717.00            Coal
    Comanche - near Pueblo.............      725.00         660.00            Coal
    Craig - near Craig.................       86.90 (a)      83.20            Coal
    Hayden - near Hayden...............      259.00 (b)     237.00            Coal
    Pawnee - near Brush................      530.00         511.00            Coal
    Valmont - near Boulder (Unit 5)....      188.00         178.00            Coal
    Zuni - Denver......................      115.00        107.00           Gas/Oil
                                            -------        ------
      Total............................    3,021.90       2,811.90

Fort St. Vrain Combustion Turbines
 - near Platteville ...................      243.45         226.75            Gas
Combustion turbines (6 units-various
  locations) ..........................      209.00         171.00            Gas
Hydro (14 units-various locations) (c).       53.35          36.55 (d)        Hydro
Cabin Creek Pumped Storage-near
  Georgetown ..........................      324.00 (e)     162.00            Hydro
      Total............................    3,851.70       3,408.20
                                           ========       ========
----------------

* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

(a)The gross maximum capability of Craig Units No. 1 and No. 2 is 894 Mw, of which the Company has a 9.72% undivided ownership interest.

(b)The gross maximum capability of Hayden Units No. 1 and No. 2 is 202.01 Mw and 285.96 Mw, respectively, of which the Company has a 75.5% and 37.4% undivided ownership interest, respectively.

(c)Includes one station (two units) not owned by the Company but operated under contract.

(d)Seasonal Hydro Plant net dependable capabilities are based upon average water conditions and limitations for each particular season. The individual plant seasonal capabilities are sometimes limited by less than design water flow.

(e) Capability at maximum load.

      Fort St. Vrain, PSCo's only former nuclear generating station, ceased operations on August 29, 1989, and on March 22, 1996, the physical decommissioning of the station was completed. The initial phase of the repowered gas fired combined cycle steam electric generating station began commercial operations on May 1, 1996. Phase 2 is scheduled to begin operations in May 1999. (see Note 10. Commitments and Contingencies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

SPS Electric Generation Property

      The SPS electric generating stations expected to be available at the time of the anticipated 1999 net firm system peak demand during the summer season are as follows:

                                                      Net Dependable
                                                        Capacity
                                         Installed        (Mw)
                                           Gross    at Time of Anticipated    Major
            Name of Station              Capacity    1999 Net Firm System      Fuel
             and Location                   (Mw)       Peak Demand*          Source
             ------------                   ----       ------------          ------

Steam:
    Harrington - near Amarillo, TX.....    1,137.00       1,066.00           Coal
    Tolk - near Muleshoe, TX ..........    1,130.00       1,080.00           Coal
    Jones - near Lubbock, TX...........      512.00         486.00            Gas
    Plant X - near Earth, TX...........      463.00         442.00            Gas
    Nichols - near Amarillo, TX........      479.00         457.00            Gas
    Cunningham - near Hobbs, NM........      281.00         267.00            Gas
    Maddox - near Hobbs, NM............      123.00         118.00            Gas
    CZ-2 - near Pampa, TX..............       26.00          26.00        Purch. steam
    Moore County - near Sunray, TX.....       51.00          48.00            Gas
                                            -------         ------
      Total............................    4,202.00       3,990.00

Gas Turbine:
    Carlsbad - near Carlsbad, NM.......       16.00          16.00            Gas
    CZ-1 - near Pampa, TX..............       13.00          13.00        Hot nitrogen
    Maddox - near Hobbs, NM............       76.00          76.00            Gas
    Riverview - near Borger, TX........       25.00          25.00            Gas
    Cunningham - near Hobbs, NM........      245.00         231.00            Gas

Diesel Engine (1 unit) - Tucumcari, NM.       15.00          15.00           Diesel
                                            -------        -------
      Total............................     4,592.00      4,366.00
                                            ========      ========

----------------

* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

Electric Transmission Property

      PSCo: On December 31, 1998, PSCo's transmission system consisted of approximately 112 circuit miles of 345 Kv overhead lines; 1,936 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 1,002 circuit miles of 115 Kv overhead lines; 22 circuit miles of 115 Kv underground lines; 330 circuit miles of 69 Kv overhead lines; 137 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground lines. PSCo jointly owns with another utility approximately 342 circuit miles of 345 Kv overhead lines and 359 miles of 230 Kv overhead lines, of which PSCo's share is 112 miles and 147 miles, respectively, which shares are included in the amounts listed above.

      SPS: On December 31, 1998, SPS's transmission system consisted of approximately 319 circuit miles of 345 Kv overhead lines; 1,598 circuit miles of 230 Kv overhead lines; 2,579 circuit miles of 115 Kv overhead lines; 1,768 circuit miles of 69 Kv overhead lines; 1 circuit mile of 115 Kv underground line; and 5 circuit miles of 69 Kv underground lines.

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

      SPS: SPS's transmission system is located in parts of Texas, New Mexico, Oklahoma and Kansas. SPS is connected with utilities west of its service territory through two HVDC interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

      Utility                                           Location
      -------                                           --------

      El Paso Electric Company and Texas-New
           Mexico Power Company ........................Near Artesia, NM
      Public Service Company of New Mexico .............Near Clovis, NM
      Public Service Company of Oklahoma................Near Oklaunion, TX
                                                         and near Elk City, OK
      West Texas Utilities..............................Near Shamrock, TX
                                                         and near Groom, TX
      WestPlains Energy.................................Near Guymon, OK

      SPS is a member of the SPP. Transactions with the SPP are handled through interties near Elk City and Guymon, OK, and Shamrock and Oklaunion, TX. These interties allow the Company to sell or to purchase energy from the eastern electrical grid. HVDC interconnections link SPS with the western electrical grid of the United States. SPS purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico.

      SPS is a participant in the FERC approved WSPP bulk power market This arrangement provides for short-term energy and capacity exchanges, transmission services, flexible pricing, and electronic bulletin board posting of available power and energy.

     After further evaluation during 1998, PSCo and SPS recently announced plans to interconnect their systems and build additional transmission facilities to alleviate transmission constraints, increase reliability and provide energy supply alternatives in anticipation of competition. This expansion is expected to be completed in a phased approach and will require various regulatory approvals. This first phase is 230 miles of 345 Kv line from Amarillo, TX to Holcomb, KS, and is expected to be completed in 2001, pending regulatory approvals. The second phase is 100 miles of 345 Kv line from Holcomb to Lamar, CO and a high voltage direct current conversion facility, which would interconnect the PSCo and SPS systems, as well as the WSCC and SPP regional transmission grids. This second phase is now scheduled for completion in 2004. While not directly related to the interconnection of the PSCo and SPS systems, the third phase of this project is approximately 275 miles of 345 Kv line from Amarillo to Oklahoma City, OK. The estimated completion of this line is not expected before 2006.

Electric Distribution Property

      The distribution system of the Company's electric subsidiaries consists of both overhead lines and underground distribution systems. PSCo owns approximately 210 substations (30 of which are jointly owned) having an aggregate transformer capacity of 19,390,000 Kva, of which 4,141,000 Kva is step-up transformer capacity at generating stations. SPS owns approximately 316 substations having an aggregate transformer capacity of 20,531,310 Kva, of which 5,951,000 Kva is step-up transformer capacity.

Gas Property

      The gas property of PSCo at December 31, 1998, consisted of approximately 16,048 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 9,093 miles of mains. Pressures in the system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances. PSCo also owns and operates four gas storage facilities.

Other Property

      PSCo's steam heating property at December 31, 1998, consisted of 10.5 miles of transmission, distribution and service lines in the central business district of Denver, CO including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at PSCo's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. An additional 80,000 pounds per hour can be supplied as emergency backup through operation of a leased steam heat boiler housed at the State of Colorado. PSCo also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

      As of December 31, 1998, PSCo has installed 8,500 tons of mechanical and iced storage capacity. Approximately 3,200 feet of piping has been installed to provide central chilled water service to the Downtown Denver area.

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

Item 3.  Legal Proceedings

      See  Note  9.   Regulatory   Matters  and  Note  10.   Commitments   and
Contingencies in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 4.  Submission of Matters to a Vote of Security Holders

      NCE:  None.
      PSCo: Omitted pursuant to General Instruction I(2)(c).
      SPS:  Omitted pursuant to General Instruction I(2)(c).

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock, $1.00 par value per share, is listed on the New York Stock Exchange. On August 1, 1997, following the receipt of all required State and Federal regulatory approvals, PSCo and SPS combined to form NCE with the result that the common shareholders of PSCo and SPS became the common shareholders of NCE. Pursuant to the Merger Agreement, each outstanding share of PSCo common stock, par value $5.00 per share, was canceled and converted into one share of NCE common stock and each outstanding share of SPS common stock, $1.00 par value per share, was canceled and converted into 0.95 of one share of NCE common stock. Prior to the Merger, PSCo and SPS common stock was listed on the New York, Chicago and Pacific Stock Exchanges. The following table sets forth for the periods indicated the dividends declared per share of common stock and the high and low sale prices of the common stock on the consolidated tape as reported by The Wall Street Journal for NCE, PSCo and SPS in 1998 and 1997.

                                                 Dividends        Price Range
                  NCE                             Declared      High       Low
                  ---                             --------      ----       ---
1998
    First Quarter................................   $ 0.58  $51 3/16   $44 1/2
    Second Quarter...............................     0.58    50 3/4   44 5/16
    Third Quarter................................     0.58   49 3/16    41 5/8
    Fourth Quarter...............................     0.58    52 1/4    45 1/2
                                                   -------
                                                    $ 2.32

1997
    Third Quarter (from August 1, 1997).......... $   0.58  $43 3/16    $   39
    Fourth Quarter...............................     0.58    49 5/8    40 1/4
                                                  --------
                                                    $ 1.16

                                                 Dividends        Price Range
                 PSCo                             Declared      High       Low
                 ----                             --------      ----       ---
1997
    First Quarter................................   $0.525   $40 1/8   $38 1/4
    Second Quarter...............................    0.525    41 3/4    37 3/4
    Third Quarter (to August 1, 1997) (1)........    0.115   42 3/16    40 1/8
                                                   -------
                                                    $1.165
                  SPS
1997
    First Quarter................................   $ 0.55   $37 1/8   $35 3/4
    Second Quarter...............................     0.55    39 1/2    37 3/8
    Third Quarter (to August 1, 1997) (2)........     0.46    40 1/8    37 5/8
                                                   -------
                                                    $ 1.56

(1)A partial dividend payable to shareholders covering the period July 12, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.525, but pro-rated for the number of days in the interim period.
(2)A partial dividend payable to shareholders covering the period May 16, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.55, but pro-rated for the number of days in the interim period.

      At December 31, 1998, the book value of the Company's common equity was $22.84 per share. At March 24, 1999, there were 73,000 holders of record of the Company's common stock and the market price of the stock was $38 11/16. The Company sold 5.9 million shares of common stock in December 1997 and sold 2.5 million shares in November 1998. See NOTE 4. CAPITAL STOCK for a discussion of the shareholders' rights plan.

      The dividend level is dependent upon the Company's results of operations, financial position and other factors and is evaluated quarterly by the Board of Directors. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS Of FINANCIAL CONDITION AND RESULTS OF OPERATIONS (NCE).

Item 6.  Selected Financial Data (NCE)

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The NCE selected financial data for 1996 has been prepared from the combination of the historical information of PSCo and SPS as of and for the year ended December 31, 1996. The 1995 and 1994 selected financial data has been prepared from the combination of PSCo information as of and for the years ended December 31, 1995 and 1994 with the SPS information as of and for the years ending August 31, 1995 and 1994.

                                                 Year ended December 31,
                                      1998         1997         1996         1995         1994
                                      ----         ----         ----         ----         ----
                                        (In thousands, except per share data & ratio)

NCE
Operating revenues:
   Electric..................     $ 2,697,486  $ 2,473,359  $ 2,416,539  $ 2,283,179  $ 2,243,284
   Gas.......................         841,276      816,596      640,497      624,585      624,922
   Other.....................          72,143       52,570       39,998       54,444       42,092
                                      -------      -------      -------       ------       ------
      Total..................       3,610,905    3,342,525    3,097,034    2,962,208    2,910,298
Total operating expenses.....       2,960,404    2,713,300    2,461,451    2,345,264    2,413,704
Operating income.............         650,501      629,225      635,583      616,944      496,594
Income before extraordinary
  item ......................         341,957      261,487      272,341      281,492      255,545
Extraordinary item - U.K.
  windfall tax ..............               -     (110,565)           -            -            -
Net income...................         341,957      150,922      272,341      281,492      255,545
Per share data applicable to
  common stock (a):
  Basic earnings per share (c)          $3.06        $2.50        $2.64        $2.77        $2.54
  Diluted earnings per share (c)        $3.05        $2.50        $2.64        $2.77        $2.54
  Dividends declared (b)....            $2.32        $2.53        $2.18        $2.15        $2.13
Rate of return earned on
 average common equity
  (income before extraordinary
   item to common) .........            13.8%        11.6%        12.8%        14.0%        13.3%
Total assets.................      $7,671,964   $7,321,666   $6,617,442   $6,260,794   $6,027,106
Total construction expenditures       608,972      475,497      454,968      380,407      409,485
Total common equity..........       2,614,827    2,357,387    2,170,040    2,064,397    1,963,654
Preferred stock of subsidiaries:
  Not subject to mandatory
   redemption ..............                -      140,002      140,008      212,688      212,688
  Subject to mandatory
   redemption at par
   (including amounts due
    within one year) .......                -       41,829       42,489       43,865       45,241
PSCo and SPS obligated
  mandatorily redeemable
  preferred securities......          294,000      100,000      100,000            -            -
Long-term debt of subsidiaries
   (including amounts due
    within one year) .......        2,343,710    2,245,424    2,050,189    1,854,737    1,703,808
Notes payable & commercial
 paper .....................          524,394      588,343      298,561      288,050      339,794

-----------------

(a)Earnings per share are based on the weighted average number of shares of common stock outstanding.
(b)The 1997 amount includes dividends declared by PSCo and SPS for the period January 1, 1997 through July 31, 1997 and dividends declared by NCE for the period August 1, 1997 through December 31, 1997. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
(c)The 1997 amounts are before the $1.06 extraordinary loss per share related to the U.K. windfall tax.


                                                 Year ended December 31,
                                       1998(d)        1997 (e)       1996 (e)       1995 (e)     1994 (e)
                                       -------        --------       --------       --------     --------
PSCo                                  (In thousands, except per share data & ratio)

Operating revenues:
   Electric..................       $1,635,573     $1,485,196     $1,488,990     $1,449,096     $1,399,836
   Gas.......................          640,064        733,091        640,497        624,585        624,922
   Other.....................            8,449         11,356          7,951          7,010          7,517
                                       -------         ------          -----         ------         ------
      Total..................        2,284,086      2,229,643      2,137,438      2,080,691      2,032,275
Total operating expenses.....        1,952,068      1,892,290      1,812,902      1,784,784      1,786,592
Operating income.............          332,018        337,353        324,536        295,907        245,683
Income before extraordinary item       200,103        204,042        190,346        178,856        170,269
Extraordinary item - U.K.
  windfall tax                               -       (110,565)             -              -              -
Net income...................          200,103         93,477        190,346        178,856        170,269
Total assets.................        5,177,636      4,998,875      4,572,648      4,351,789      4,207,832
Total common equity..........        1,627,332      1,625,541      1,438,288      1,343,645      1,267,482
Preferred stock:
  Not subject to mandatory
  redemption ................                -        140,002        140,008        140,008        140,008
   Subject to mandatory
   redemption at par (including
   amounts due within one year)              -         41,829         42,489         43,865         45,241
PSCo obligated mandatorily
  redeemable preferred
  securities.................          194,000              -              -              -              -
Long-term debt
   (including amounts due
    within one year) ........        1,687,611      1,595,298      1,414,558      1,278,389      1,180,580
Notes payable & commercial paper       402,795        348,555        244,725        288,050        324,800

-----------------

(d)The 1998 information includes NCI through March 31, 1998, at which time it was sold to NC Enterprises.
(e)The 1994 through 1997 information includes Cheyenne, WGI, e prime, and Natural Fuels through July 31, 1997. These subsidiaries were transferred by dividend to NCE in connection with the Merger.


                             Year ended December 31, Transition     Year Ended August 31,
                                1998        1997     Period        1996       1995         1994
                             ---------    --------   --------    --------   ---------     ------
SPS (f)                               (In thousands, except per share data & ratio)

Operating revenues:
   Electric................  $ 951,187   $ 960,355   $ 295,579   $ 899,397  $ 834,083   $ 843,448
   Other...................          -      18,928      10,701      32,403     47,434      34,575
                               -------     -------      ------     -------    -------      ------
      Total................    951,187     979,283     306,280     931,800    881,517     878,023
Total operating expenses...    785,508     820,002     252,299     780,758    723,485     738,304
Operating income...........    165,679     159,281      53,981     151,042    158,032     139,719
Net income.................    114,987      75,575      19,137     105,773    119,477     102,168
Total assets...............  2,129,864   2,188,736   2,044,799   1,997,817  1,909,005   1,821,235
Total common equity........    738,220     698,390     731,752     735,119    720,752     696,172
Preferred stock, not subject
  to mandatory redemption...         -           -           -           -     72,680      72,680
SPS obligated mandatorily
 redeemable preferred
 securities.................   100,000     100,000     100,000     100,000          -           -
Long-term debt
   (including amounts due
    within one year)........   620,731     620,771     635,631     638,107    582,552     523,228
Notes payable & commercial
  paper ....................    94,162     179,404      53,836      69,624          -      14,944

-----------------

(f)The 1994 through 1997 information includes UE and Quixx through July 31, 1997. These subsidiaries were transferred by sale to NC Enterprises in connection with the Merger.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE,PSCo and SPS)

Competition and Industry Outlook

      The business and regulatory environment in the utility industry that has existed for decades is continuing to change. Competition is increasing, particularly in energy supply and retail energy services. Several states in the U.S. have either passed or proposed legislation that provides for retail electric competition and price deregulation of energy supply. The wholesale electric energy market has expanded and geographic boundaries are no longer barriers. Increased activity by power marketers and traders has added new dimensions of complexity and risk. A significant amount of electric generation assets have been purchased, sold or traded in the U.S. during 1998 and this trend is expected to continue. Consolidation and globalization is a continuing trend as businesses position themselves for competition in an unbundled energy industry. The Company continues to look for opportunities to expand its customer base as an energy service provider and on an ongoing basis evaluates merger, acquisition and divestiture opportunities.

      Electric prices in the Company's service territories are low in comparison to other parts of the U.S. State legislatures and state utility commissions in the retail jurisdictions served by the Company's utility subsidiaries are focusing on the restructuring and deregulation of the electric utility industry, however, no significant progress was achieved during 1998. The Company supports a fair and orderly transition to a competitive environment and believes that any restructuring plans should provide the Company with an opportunity to recover its costs for prudently incurred utility investments and contractual commitments that may be uneconomic in the future. Overall, the Company believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market. The potential negative financial impacts of deregulation, however, could include an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital (see Note 1. Summary of Significant Accounting Policies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). At this time, the Company and its utility subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operations or cash flows.

Corporate Overview - 1998

      The Company completed its first full year of operations since the merger of PSCo and SPS which was effective August 1, 1997. The primary focus in 1998 has been on providing customers with reliable energy service, controlling costs to maintain low prices for customers and to earn an adequate return for shareholders. Customers benefited from electric rate reductions resulting from shared savings under a performance based regulatory plan in Colorado and the pass through of lower fuel costs in several jurisdictions. Strong customer growth in its service territories and aggressive cost control efforts continue to help keep gas and electric rates among the lowest in the industry. In connection with various state regulatory and legislative initiatives, the Company is evaluating its potentially stranded costs. The issues related to determining stranded costs are very complex and dependent upon the future changes in legislation or regulation. However, at this time the Company believes that its risks related to this matter are relatively low. Risk management initiatives were further implemented this year to better manage exposures to changes in market risks and to better position the Company for the future. Additionally, Yorkshire Power provided a solid contribution to earnings for the year demonstrating the value of some strategic international diversification.

      The Company has organized into business units as part of its strategy for future growth. These business units, consisting of Energy Supply, Retail, Delivery and International have made significant progress in developing business plans focused on the corporate priorities to profitably grow the Company. In 1999, the Company will continue to further develop and implement the business unit infrastructure, including business systems and regulatory strategies. The deployment of this strategy will be an important step toward creating shareholder value and preparing the Company for the year 2000 and beyond.

Earnings

      Basic earnings per share were $3.06 (diluted earnings per share were $3.05), $1.44 ($2.50 before the extraordinary item) and $2.64 during 1998, 1997 and 1996, respectively. The increase in 1998 earnings was primarily attributed to increased electricity sales during the hot summer months with continued strong customer growth in Colorado. Improved earnings from NCE's investment in Yorkshire Power, also contributed positively to the higher 1998 earnings. The significant decrease in 1997 earnings, as compared to 1996, was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million, or $1.06 per share, however, ongoing operations of Yorkshire Power positively impacted the Company's 1997 earnings. Earnings during 1997 and 1996 were negatively impacted by the write-offs of certain investments in waste-to-energy cogeneration facilities, higher merger and business integration costs resulting from the August 1, 1997, closing of the Merger and electric rate decreases instituted in 1997 and 1996.

Electric Operations

      The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands).
                                                    Increase (Decrease)
                                                      From Prior Year
                                                    1998          1997
                                                  --------      --------
Electric operating revenues:
 Retail......................................      $ 62,565      $ 20,350
 Wholesale...................................       120,343        35,773
 Non-regulated power marketing...............        51,656        15,055
 Other (including unbilled revenues).........       (10,437)      (14,358)
                                                   --------      --------
  Total revenues.............................       224,127        56,820
Fuel used in generation......................       (27,494)       36,525
Purchased power..............................       181,400        20,905
                                                   --------      --------
  Net increase (decrease) in electric margin       $ 70,221      $   (610)
                                                   ========      ========

      The  following  table  summarizes  electric  Kwh  sales by major  customer classes.
                                                                  % Change *
                                          Millions of Kwh Sales  From Prior Year
                                                 1998     1997    1998   1997
                                                 ----     ----    ----   ----
Residential ...............................     10,136    9,730    4.2%   2.1%
Commercial and Industrial  ................     27,666   27,014    2.4    1.7
Public Authority ..........................        841      774    8.7   (0.8)
                                                ------    -----
  Total Retail.............................     38,643   37,518    3.0    1.8
Wholesale..................................     15,948   11,495   38.7   13.5
Non-regulated Power Marketing..............      2,917    1,210   **     **
                                                ------    -----
Total......................................     57,508   50,223   14.5    5.9
                                                ======   ======

*   Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased during 1998, when compared to 1997, due primarily to a 3.0% increase in total retail sales and a 14.5% increase in total sales resulting from customer growth of 2.2% and hotter than normal weather during the second and third quarters of 1998. In addition, PSCo's margin was positively impacted by lower accruals of approximately $9.6 million for the estimated customer refund obligation associated with the sharing of earnings in excess of 11% return on equity in Colorado (see Note 9. Regulatory Matters in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Higher wholesale and non-regulated power marketing sales, reflecting marketing activities for economy, short-term firm and off-system sales, contributed to increased operating revenues, however, the margin on such sales was minimal. SPS's margin was also positively impacted by $16.9 million in revenue recognized with the settlement of a 1985 FERC rate case.

      Electric margin decreased slightly during 1997 when compared to 1996. PSCo's retail rate reductions (approximately $15.4 million) implemented in October 1996 and February 1997 and the recognition at PSCo of an estimated customer refund obligation (approximately $16.4 million) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA) were primary contributors to the decrease. Electric margin was also negatively impacted by the recognition at SPS of an estimated customer refund obligation (approximately $1.8 million) related to the guaranteed merger savings as well as interruptible rates available to certain classes of retail and wholesale customers. An overall 1.8% increase in electric Kwh sales to retail customers, resulting primarily from customer growth of 1.3% minimized the impact of these rate reductions. Higher wholesale electric sales and power marketing activities by non-regulated subsidiaries also contributed to increased operating revenues, however, the margin on such sales is minimal

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1998 and 1997, when compared to the respective preceding year, had little impact on net income. In its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. For 1998 and 1997, the ICA did not significantly impact electric margin (see Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      Fuel used in generation expense decreased approximately 4.1% during 1998, as compared to 1997, primarily due to lower per unit cost of coal and natural gas offset, in part, by increased generation levels at PSCo and SPS. Fuel used in generation expense increased approximately 5.8% during 1997, as compared to 1996, primarily due to increased generation levels at PSCo and SPS, and higher natural gas costs at SPS.

      Purchased power expense increased 34.1% and 4.1% during 1998 and 1997, respectively, as compared to the previous year. These increases are primarily due to the amount of power purchased by PSCo and a non-regulated subsidiary related to growth in wholesale marketing activities of gas trading and non-trading operations.

Gas Operations

      The following table details the annual change in gas revenues and gas purchased for resale as compared to the preceding year (in thousands).

                                                    Increase (Decrease)
                                                      From Prior Year
                                                    1998          1997
                                                  --------      --------
Revenues from gas sales (including
  unbilled revenues) .......................      $ 22,500      $172,340
Gas purchased for resale....................        19,292       150,128
                                                  --------      --------
 Net increase in gas sales margin...........         3,208        22,212
Transportation revenues.....................         2,180         3,759
                                                  --------      --------
  Increase in net gas margin................      $  5,388      $ 25,971
                                                  ========      ========

      The following table compares gas dekatherm (Dth) deliveries by major customer classes.

                                              Millions of         % Change *
                                            Dth Deliveries       From Prior Year
                                             1998      1997        1998   1997
                                             ----      ----        ----   ----
Residential............................       84.7     87.4      (3.1)%   1.5%
Commercial.............................       42.4     47.5     (10.8)   (8.1)
Non-regulated gas marketing............       70.6     59.6      18.4    **
                                            ------   ------
  Total Sales..........................      197.7    194.5       1.6    21.9
Transportation, gathering and processing     107.4     93.3      15.2     2.1
                                             -----     ----
  Total................................      305.1    287.8       6.0    14.7
                                            ======   ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased slightly in 1998, when compared to 1997, primarily due to an increase in PSCo's base revenues associated with a rate increase effective February 1, 1997, offset in part, by lower PSCo retail sales which resulted from warmer weather. Gas sales margin increased in 1997, when compared to 1996, primarily due to an increase in PSCo's base revenues associated with the higher rates, effective February 1, 1997, and an increase in gas marketing activities by non-regulated subsidiaries. Per-unit gas costs were lower in 1998 than 1997, however, the total cost of gas increased due to an increase in the quantity purchased. Gas costs were higher during 1997, as compared to 1996, as a result of higher per-unit gas prices throughout 1997.

      Gas transportation revenues increased during 1998 and 1997, when compared to the respective preceding years, primarily due to increases in deliveries and higher transportation rates, effective February 1, 1997, resulting from PSCo's 1996 rate case. In addition, the shifting of various PSCo commercial customers to firm transportation customers, some of which became retail customers of the Company's non-regulated subsidiaries, contributed to the increases in both 1998 and 1997.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during 1998 and 1997 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues

      Other operating revenues increased approximately $19.6 million and $12.6 million during 1998 and 1997, respectively, as compared the preceding year, primarily due to higher revenues from diversified energy related businesses, primarily engineering, design and construction management, energy management and consulting services.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased $43.4 and $25.8 million during 1998 and 1997, respectively, as compared to the same period in the preceding year. The increase in 1998 was primarily due to higher operating costs from non-regulated operations (approximately $34 million). The increase in non-regulated operating and maintenance expenses is due to the acquisition of subsidiaries and growth of existing businesses. The increase in operating and maintenance costs in the Company's regulated operations (approximately $9 million) was primarily due to higher labor costs from wage rate increases, increased contract labor costs, higher data processing costs, including Year 2000 related costs and additional transmission wheeling costs. Other operating and maintenance expenses increased during 1997 due to the recognition of the Thunder Basin judgement (approximately $12 million). The Thunder Basin judgment did not impact earnings as the costs were included in the calculation of deferred revenue. The Company expects to recover these costs through SPS's fixed fuel factor (see Note 9. Regulatory Matters in Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Also contributing to the 1997 increase was the favorable impact on 1996 earnings of the settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million).

      Depreciation and amortization expense increased $25.7 million in 1998 and $18.2 million in 1997 primarily due to higher depreciation expenses from property additions. The increase in 1998 also includes $7.6 million of additional depreciation in connection with a settlement related to an SPS 1985 wholesale rate case.

      Other income and deductions increased $59.0 million in 1998 and $7.3 million in 1997 when compared to the preceding year. The increase in 1998 was primarily attributable to the absence of Merger expenses and the write-off of investments in cogeneration projects and lower legal costs associated with various employee lawsuits. The increase in 1997 was primarily due to equity in earnings of Yorkshire Power ($34.9 million) offset, in part, by increases in Merger expenses in 1997 and the recognition of a gain on the sale of water rights by Quixx in 1996.

      Interest charges and preferred dividends of subsidiaries decreased $1.8 million in 1998. Proceeds from the issuance of $250 million in long-term debt in April 1998 were used, in part, to reduce short term-debt. Proceeds from the November 1998 issuance of $117 million in common stock were used, primarily to reduce short-term debt and other borrowings. Higher average levels of debt were offset by lower average interest rates. Additionally, in May 1998, PSCo issued $194 million of Trust Originated Preferred Securities ("TOPRS"). The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. A redemption premium totaling approximately $2.1 million was incurred as part of this refinancing, however, the after-tax financing costs associated with the TOPRS will be lower over the long-term.
Additionally, higher AFDC was recorded in 1998 as a result of higher construction expenditures. In 1997, interest charges and preferred dividends of subsidiaries increased $31.5 million primarily due to interest on borrowings used to finance capital expenditures and the April 1997 investment in Yorkshire Power. These financings included PSCo's issuance of medium-term notes and an increased level of short-term borrowings by NCE and its subsidiaries. Additionally, dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust increased due to the October 1996 issuance of $100 million of these preferred securities.

Risk Management

      NCE and its subsidiaries are exposed to market risks in both the energy trading and non-trading operations. The objective of NCE's trading operations, which were primarily initiated in 1998, is to generate profits while minimizing the related exposure to changes in commodity prices. These operations include the gas and power marketing and trading activities at e prime and the wholesale power trading activities at PSCo and SPS. The objective of NCE's non-trading activities is to protect the Company's profitability. These operations include the retail gas business at e prime, the gas distribution and electricity load management activities at PSCo in addition to the normal operations of the Company. The market risks mentioned above include changes in commodity prices, interest rates, and currency exchange rates. Due to cost-based rate regulation, NCE's regulated subsidiaries have limited exposure to commodity price and interest rate risk.

      The Company manages these market risks through various policies and procedures that allow for the use of various instruments in the energy and financial markets. Risk management activities are monitored by the Company's Risk Management Compliance Committee, whose responsibilities include reviewing NCE and its subsidiaries' overall risk management strategy and monitoring risk management activities to ensure compliance with risk management limitations, policies and procedures.

Commodity Price Risk

      NCE continued to develop and expand its gas and power marketing and trading activities during 1998 and management expects to continue the growth of these activities during 1999. As a result, the Company's exposure to changes in commodity prices may increase and NCE may experience earnings volatility. To manage exposure to price volatility in the natural gas and electricity markets, a variety of energy contracts, both financial and commodity based are utilized as hedges. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps and are used by both the trading and non-trading operations.

      NCE measures its open exposure to commodity price changes separately for the trading and non-trading operations using a Value-at-Risk ("VaR") methodology to quantify the estimates of the magnitude and probability of potential future losses related to open contractual positions. VaR expresses the potential loss in fair value of all open forward contract and option positions over a particular period of time, with a specified likelihood of occurrence. The model employs a 95 percent confidence level based on historical price movement for a holding period of 30 days. As of December 31, 1998, the calculated VaR was as follows (in thousands):

                                                        NCE        PSCo
                                                        ---        ----
    Natural gas marketing & trading activities .....   $   29     $    -
    Power marketing & trading activities ...........      307        291
    Natural gas non-trading activities..............      312          -
    Power non-trading activities....................    1,159      1,159

      On a thirty-day holding period as of December 31, 1998, the VaR for NCE does not exceed $1.3 million.

Interest Rate Risk

      NCE and its subsidiaries have both long-term and short-term debt instruments that subject the Company and certain of its subsidiaries to the risk of loss associated with movements in market interest rates. This risk is limited for NCE's regulated companies primarily due to cost based rate regulation. Except for one interest rate swap agreement entered into by SPS, the Company is not currently utilizing financial instruments to manage its exposure to interest rate fluctuations. In the future, management anticipates utilizing financial instruments to manage its exposure to changes in interest rates. These instruments may include interest rate swaps, caps, collars and exchange-traded futures contracts and put or call options on U.S.
Treasury securities.

      As of December 31 1998, a 100 basis point change in each outstanding debt's instrument benchmark rate would impact net income of NCE, PSCo and SPS by approximately $5.8 million, $2.9 million and $2.1 million, respectively. If interest rates were to decline by 10% from their levels at December 31, 1998, the corresponding increase in fair value of $69 million at NCE and its subsidiaries, $53 million at PSCo and its subsidiaries and $15 million at SPS would impact earnings and cash flows only if the Company and its subsidiaries were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Currency Exchange Risk

      NCE's investment in Yorkshire Power, a foreign currency denominated joint venture, also exposes the Company to currency translation rate risk. At December 31, 1998 and 1997, the Company's exposure to changes in foreign currency exchange rates is not material to its consolidated financial position, results of operations or cash flows. The Company does not presently utilize financial instruments to manage its exposures to foreign currency exchange rate movements.

Credit Risk

      In addition to the risks discussed above, NCE and its subsidiaries are exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of a counterparty of its contractual obligations. As the Company continues to expand its gas and power marketing and trading activities, the Company's exposure to credit risk and counterparty default may increase. NCE and its subsidiaries maintain credit policies intended to minimize overall credit risk.

      NCE and its subsidiaries conduct standard credit reviews for all of its counterparties. The Company employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees and standardized master netting agreements that allow for offsetting of positive and negative exposures. The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Commitments and Contingencies

      Issues relating to regulatory and environmental matters are discussed in Notes 9 and 10 in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Year 2000 Issue

      The Year 2000 ("Y2K") issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which may be, date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is addressing all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory phase and assessment phase for information technology ("IT") systems were completed in 1998. Additionally, approximately 77% of the remediation and testing phase for all critical IT systems was completed in 1998 with the remaining remediation and testing planned to be completed by June 30, 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases are complete. Remediation and testing for non-IT systems were approximately 46% complete at December 31, 1998, with the remainder expected to be completed by September 30, 1999. Systems critical to the generation and delivery of energy are expected to be completed by June 30, 1999.

      The Company has identified third parties, with which it has material business relationships including interconnected utilities, telecommunications service providers, fuel and water suppliers, equipment suppliers, leased facilities and financial institutions. Subject matter experts, along with functional managers, continue to evaluate the current list of third parties and have ongoing discussions with these and other critical suppliers about their Y2K readiness and contingency planning efforts.

      The Company currently expects to incur costs of approximately $25 million to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. This includes approximately $19 million for inventory, assessment, remediation and testing and approximately $6 million for the replacement of automated system components. Furthermore, the Company expects to spend approximately $15 million for the accelerated replacement of certain non-compliant IT systems, which are expected to be implemented by September 30, 1999. The majority of all Y2K costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred through December 31, 1998, and the estimated costs to be incurred during 1999 (in millions).

                                             Actual Costs   Estimated  Estimated
                                             1998 and Prior   1999      Total
                                             --------------   ----      -----

      Operating expenses.......................    $ 8.2      $11.1     $19.3
      Capital expenditures ....................      7.1       13.4      20.5

      Yorkshire Power has also undertaken activities to address Y2K issues. The estimated proportionate share of Yorkshire Power's incremental Y2K costs (costs which would not have been required in the normal course of business) that will flow through to the Company's earnings as a result of such activities is not expected to have a material impact on the financial condition or results of operations of the Company.

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      If correction or replacement of non-compliant systems are not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Tax Matters

      PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, the Company's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. A Request for Technical Advice was filed with the IRS National Office on January 15, 1999, with respect to the proposed adjustment.

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

Common Stock Dividend

      During 1998, the Company declared common stock dividends totaling $2.32 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows
                                                  1998       1997     1996
                                                  ----       ----     ----
Net cash provided by operating
  activities (in millions) ................      $659.5    $344.4    $481.2

      Cash provided by operations increased in 1998, when compared to 1997, primarily due to higher earnings from utility operations and a decrease in payments to gas suppliers resulting from lower gas costs during 1998. Additionally, SPS and a non-regulated subsidiary of NCE recorded combined cash proceeds of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project during 1998. Cash provided by operating activities decreased in 1997, when compared to 1996, primarily due to the SPS payment of the Thunder Basin judgment and an increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these lower gas costs incurred in 1998 and higher gas costs incurred in 1997 have been deferred through PSCo's GCA and will be paid to or recovered from customers in the future.

                                                  1998       1997     1996
                                                  ----       ----     ----
Net cash used in investing
  activities (in millions) ................     $614.0     $856.4    $443.2

      Cash used in investing activities decreased during 1998, when compared to 1997, primarily due to the investment in Yorkshire Power in 1997, partially offset by higher 1998 construction expenditures and the acquisition of Planergy. Cash used in investing activities increased during 1997, when compared to 1996, primarily due to the equity investment in Yorkshire Power for approximately $360 million and the 1996 sale by Quixx of certain water rights. Construction expenditures also increased in 1997 when compared to the preceding year.

                                                  1998       1997     1996
                                                  ----       ----     ----
Net cash (used in) provided by
  financing activities (in millions) ......     $(61.5)    $534.6    $(16.3)

      Cash provided by financing activities decreased during 1998, when compared to 1997, primarily due to PSCo's issuance of debt in early 1997 to finance the investment in Yorkshire Power. In November 1998, the Company issued $117 million in common stock and in April 1998, PSCo's issued $250 million of long-term bonds. Proceeds from the 1998 financings were primarily used to reduce short-term debt and other corporate purposes. In May 1998, PSCo issued $194 million of Trust Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. Cash provided by financing activities increased during 1997, when compared to 1996, primarily due to NCE's issuance of common stock in December 1997 and PSCo's issuance of medium-term notes. The proceeds from the $75 million financing by PSCo in January 1997 were used to fund its construction program. The proceeds from the issuance of $250 million medium-term notes by PSCo in March 1997, together with additional borrowings of approximately $110 million on its short-term lines of credit, were used to fund the investment in Yorkshire Power. An increase in recoverable purchased gas and electric energy costs and reduced cash flows resulting from lower electric rates, coupled with increased merger and business integration costs, required PSCo to temporarily utilize the additional short-term borrowings to finance ongoing construction expenditures.

Prospective Capital Requirements

      The estimated cost as of December 31, 1998 of the construction programs of the Company and its subsidiaries and other capital requirements for the years 1999, 2000 and 2001 are shown in the table below (in millions):

                                             1999        2000      2001
                                           -------      ------    ------
Electric
    Production *........................   $   163      $  134    $   79
    Transmission........................        44         107        92
    Distribution........................       188         170       181
Gas ....................................        82          82        85
General and non-utility subsidiaries....       155         117       128
                                           -------      ------    ------
      Total construction expenditures...       632         610       565
Less: Allowance for funds used during
      construction                              20          17        18
Add: Sinking funds and debt maturities..       192          35       143
                                           -------      ------    ------
Total capital requirements..............   $   804      $  628    $  690
                                           =======      ======    ======

* Capital requirements for 1999 Electric Production include approximately $72 million for emission control equipment and environmental projects.

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

Capital Sources

      At December 31, 1998, the Company and its subsidiaries estimate that their 1999-2001 capital requirements will be met with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the sale of common stock by NCE, the issuance by NCE and its subsidiaries of secured and unsecured long-term and short-term debt and the sale of other securities. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of the Company and its subsidiaries.

Registration Statements

      The Company has an effective registration statement covering the issuance of 10 million shares of common stock to be issued under the Company's Dividend Reinvestment and Cash Payment Plan ("Dividend Reinvestment Plan"). Any proceeds received by the Company will be used for general corporate purposes. This program allows for either the purchase of shares on the open market or the issuance of new shares. The Dividend Reinvestment Plan allows the Company's shareholders to purchase additional shares of the Company's common stock through the reinvestment of cash dividends and the purchase of additional shares of common stock with optional cash payments. As of December 31, 1998, approximately
8.8 million shares were available for issuance.

Subsidiary Registration Statement

      SPS has an effective shelf registration statement under which $220 million of debt securities and/or preferred stock are available for issuance, a portion of which is still subject to state utility commission approval.

Short-Term Borrowing Arrangements

      NCE has a $225 million credit facility with several banks that provides for $200 million of direct borrowings by NCE and $25 million by Cheyenne.

      PSCo and its subsidiaries have available committed lines of credit to meet their short-term cash requirements. PSCo and its subsidiaries have a credit facility with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by PSCo and PSCCC, and to provide for direct borrowings thereunder. At December 31, 1998, this facility was fully drawn. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent PSCo and its subsidiaries from performing their obligation under the credit facility. This facility expires on November 17, 2000. PSCo also has available a $150 million line of credit which expires on June 25, 1999. At December 31, 1998, approximately $47.2 million of this facility remained unused.

      PSCCC may periodically issue medium-term notes to supplement the financing or purchase of PSCo's customer accounts receivable and fossil fuel inventories. As of December 31, 1998, PSCCC had issued and had outstanding $100 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of PSCo's outstanding customer accounts receivable and monthly changes in fossil fuel inventories and will vary minimally from year-to-year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

      SPS has available a $200 million committed line of credit, expiring February 26, 1999. This credit facility, which is being renewed, is primarily used to support commercial paper issued by SPS. At December 31, 1998, SPS had $86 million in commercial paper outstanding and $114 million was available under this line of credit.

Accounting Pronouncements Issued But Not Yet Effective

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use". This statement requires companies to expense costs as incurred in the preliminary project stage, training, data conversion, internal maintenance and other indirect payroll related costs. This statement is not expected to have a material impact on the Company, PSCo or SPS. This Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company will adopt this accounting standard as required on January 1, 1999.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires companies to expense incurred costs for start-up activities, including organizational costs. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 1999.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently evaluating the potential impact of this new accounting standard. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk (NCE, PSCo, and SPS)

      Reference is made to the "Risk Management" section in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (NCE, PSCo and SPS).

Item 8.  Financial Statements and Supplementary Data (NCE)

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

In fulfilling its responsibilities in 1998, the Audit Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's independent public accountants. The Audit Committee reviewed the overall scope and specific plans of the independent public accountants' and internal auditor's respective audit plans, and discussed the independent public accountants' management letter recommendations, approved their general audit fees, and reviewed their non-audit services to the Company.

The committee meetings are designed to facilitate open communications among Company management, internal auditing, independent public accountants and the Audit Committee. To ensure auditor independence, both the independent public accountants and internal auditor have full and free access to the Audit Committee.




Danny H. Conklin, Chairman
Audit Committee

February 23, 1999

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

The Company assessed its internal control system as of December 31, 1998 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, the Company believes that, as of December 31, 1998, the
Company's system of internal control over external financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.




Teresa S. Madden                          Bill D. Helton
Principal Accounting Officer              Chief Executive Officer

February 23, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEW CENTURY ENERGIES, INC.:

We have audited the consolidated balance sheets of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Southwestern Public Service Company for the year ended December 31, 1996, included in the consolidated financial statements of New Century Energies, Inc., which statements reflect total revenues constituting 31% in 1996, of the related consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Southwestern Public Service Company, is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Energies, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 23, 1999

                        NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)
                                 December 31, 1998 and 1997

                                           ASSETS

                                                             1998       1997
                                                             ----       ----

Property, plant and equipment, at cost:
   Electric ..........................................   $7,097,070  $6,703,863
   Gas................................................    1,210,605   1,136,231
   Steam and other....................................      111,620     120,322
   Common to all departments..........................      423,287     437,636
   Construction in progress...........................      391,100     318,124
                                                            -------     -------
                                                          9,233,682   8,716,176
   Less: accumulated depreciation ....................    3,351,659   3,182,800
                                                          ---------   ---------
     Total property, plant and equipment..............    5,882,023   5,533,376
                                                          ---------   ---------



Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated subsidiaries (Note 2).............      340,874     299,458
   Other..............................................       64,562      71,411
                                                            -------      ------
    Total investments.................................      405,436     370,869
                                                            -------     -------


Current assets:
   Cash and temporary cash investments................       56,667      72,623
   Accounts receivable, less reserve for uncollectible
     accounts ($4,842 at December 31, 1998; $5,355
     at December 31, 1997)............................      319,145     315,539
   Accrued unbilled revenues..........................      130,455     110,877
   Recoverable purchased gas and electric energy
     costs - net .....................................       66,154     129,292
   Materials and supplies, at average cost............       69,298      68,411
   Fuel inventory, at average cost....................       24,653      23,162
   Gas in underground storage, at cost (LIFO).........       52,624      47,394
   Prepaid expenses and other.........................       83,561      56,868
                                                            -------      ------
    Total current assets..............................      802,557     824,166
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      381,632     430,475
   Unamortized debt expense ..........................       27,408      20,833
   Other..............................................      172,908     141,947
                                                            -------     -------
    Total deferred charges............................      581,948     593,255
                                                            -------     -------
                                                         $7,671,964  $7,321,666
                                                         ==========  ==========


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                           December 31, 1998 and 1997

                             CAPITAL AND LIABILITIES

                                                           1998       1997
                                                           ----       ----


Common stock (Note 4)................................   $1,866,386  $1,694,195
Retained earnings....................................      740,677     659,050
Accumulated comprehensive income.....................        7,764       4,142
                                                           -------      ------
    Total common equity..............................    2,614,827   2,357,387

Preferred stock of subsidiaries (Note 4):
   Not subject to mandatory redemption...............            -     140,002
   Subject to mandatory redemption at par............            -      39,253
PSCo and SPS obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely subordinated debentures of PSCo and SPS
   (Note 5)..........................................      294,000     100,000
Long-term debt of subsidiaries (Note 6)..............    2,205,545   1,987,955
                                                         ---------   ---------
                                                         5,114,372   4,624,597

Noncurrent liabilities:
   Employees' postretirement benefits other than
   pensions (Note 12) ................................      61,732      62,716
   Employees' postemployment benefits (Note 12).......      31,326      27,953
                                                           -------      ------
    Total noncurrent liabilities......................      93,058      90,669
                                                           -------      ------

Current liabilities:
   Notes payable and commercial paper (Note 7)........      524,394    588,343
   Long-term debt due within one year.................      138,165    257,469
   Preferred stock subject to mandatory redemption
     within one year .................................            -      2,576
   Accounts payable...................................      285,080    298,469
   Dividends payable..................................       69,271     68,296
   Recovered electric energy costs - net..............       18,760          -
   Customers' deposits................................       30,793     27,993
   Accrued taxes......................................       85,384     66,587
   Accrued interest...................................       50,229     52,615
   Current portion of accumulated deferred income
     taxes (Note 13) .................................        2,031     27,391
   Other..............................................      120,716     94,623
                                                            -------     ------
    Total current liabilities.........................    1,324,823  1,484,362
                                                          ---------  ---------

Deferred credits:
   Customers' advances for construction...............       55,400     53,041
   Unamortized investment tax credits ................      100,925    106,147
   Accumulated deferred income taxes (Note 13)........      947,247    922,341
   Other..............................................       36,139     40,509
                                                            -------     ------
    Total deferred credits............................    1,139,711  1,122,038
                                                          ---------  ---------

Commitments and contingencies (Notes 9 and 10)........   ---------- ----------
                                                         $7,671,964 $7,321,666
                                                         ========== ==========


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, Except per Share Data)
                  Years ended December 31, 1998, 1997 and 1996


                                                   1998       1997      1996
                                                   ----       ----      ----
Operating revenues:
   Electric................................    $2,697,486 $2,473,359 $2,416,539
   Gas.....................................       841,276    816,596    640,497
   Other...................................        72,143     52,570     39,998
                                                  -------    -------     ------
                                                3,610,905  3,342,525  3,097,034

Operating expenses:
   Fuel used in generation...................     644,311    671,805    635,280
   Purchased power...........................     712,887    531,487    510,582
   Cost of gas sold..........................     562,583    543,291    393,163
   Other operating and maintenance expenses..     637,743    594,359    568,581
   Depreciation and amortization.............     268,743    243,078    224,865
   Taxes (other than income taxes) ..........     134,137    129,280    128,980
                                                  -------    -------    -------
                                                2,960,404  2,713,300  2,461,451
                                                ---------  ---------  ---------
Operating  income............................     650,501    629,225    635,583

Other income and deductions:
   Merger expenses...........................        (790)   (34,088)   (21,107)
   Write-off of investments in cogeneration
     projects (Note 3) ......................           -    (16,052)   (15,546)
   Equity in earnings of Yorkshire Power and
     other unconsolidated subsidiaries (Note 2)    36,101     34,166        389
   Miscellaneous income and deductions - net..     (3,460)   (11,215)     1,771
                                                   ------    -------     ------
                                                   31,851    (27,189)   (34,493)

Interest charges and preferred dividends
  of subsidiaries:
   Interest on long-term debt.................    168,184    165,560    144,067
   Other interest.............................     31,069     32,389     23,479
   Allowance for borrowed funds used during
     construction ............................    (17,347)   (10,921)    (5,945)
   Dividends on PSCo and SPS obligated
     mandatorily redeemable preferred
     securities of subsidiary trusts holding
     solely subordinated debentures of PSCo
     and SPS .................................     17,561      7,850      1,526
   Dividend requirements and redemption premium
     on preferred stock of subsidiaries ......      5,332     11,752     11,969
                                                    -----     ------     ------
                                                  204,799    206,630    175,096
                                                  -------    -------    -------
Income before income taxes and
  extraordinary item .........................    477,553    395,406    425,994

Income taxes (Note 13)........................    135,596    133,919    153,653
                                                  -------    -------    -------

Income before extraordinary item..............    341,957    261,487    272,341
Extraordinary item - U.K. windfall tax (Note 2).        -   (110,565)         -
                                                  -------    --------    ------
Net income....................................   $341,957   $150,922   $272,341
                                                 ========   ========   ========

Weighted average common shares outstanding:
   Basic......................................    111,859    104,805    103,059
   Diluted....................................    112,008    104,872    103,102

Earnings per share of common stock outstanding
  - Basic:
   Income before extraordinary item...........      $3.06     $2.50       $2.64
   Extraordinary item.........................          -     (1.06)          -
                                                     ----     -----       -----
   Net income.................................      $3.06     $1.44       $2.64
                                                    =====     =====       =====
Earnings per share of common stock outstanding
  - Diluted:
   Income before extraordinary item...........       $3.05    $2.50       $2.64
   Extraordinary item.........................           -    (1.06)          -
                                                     -----    -----       -----
   Net income.................................       $3.05    $1.44       $2.64
                                                     =====    =====       =====

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Thousands of Dollars, Except Share Information)
                  Years ended December 31, 1998, 1997 and 1996

                                                                                     Accumulated
                                                                                        Other
                              Common Stock, $1 par value       Paid       Retained    Comprehensive
                                   Shares         Amount     in Capital   Earnings      Income        Total
                                   ------         ------     ----------   --------      ------        -----

Balance at January 1, 1996..     102,230,141    $  102,230   $1,243,278     $ 726,065   $      -    $2,071,573
Net income/Comprehensive
  income ...................               -             -            -       272,341          -       272,341
Dividends declared on common
  stock ....................               -             -            -      (225,130)         -      (225,130)
Issuance of common stock:
  Employees' Savings Plan ..         274,934           275        9,519             -          -         9,794
  Dividend Reinvestment Plan         809,603           810       27,818             -          -        28,628
  Incentive Compensation Plans        58,346            58        1,661             -          -         1,719
  Acquisitions (Note 3) ....         317,748           318       10,882             -          -        11,200
Other.......................               -             -            -           (85)         -           (85)
                                     -------        ------      -------       -------    -------       -------

Balance at December 31, 1996     103,690,772       103,691    1,293,158        773,191         -     2,170,040
Comprehensive income:
  Net income................               -             -            -        150,922         -       150,922
  Foreign currency translation
    adjustment .............               -             -            -              -     4,142         4,142
                                                                                                         -----
      Comprehensive income
       (Note 1) ............                                                                           155,064
Dividends declared on common
   stock ...................               -             -            -       (264,957)        -      (264,957)
Issuance of common stock:
  Employees' Savings Plan ..         250,058           250        9,518              -         -         9,768
  Dividend Reinvestment Plan         818,783           819       32,512              -         -        33,331
  Incentive Compensation Plans        89,688            89        2,765              -         -         2,854
  Stock offering proceeds, net
   (Note 4) ..................     5,900,000         5,900      245,493              -         -       251,393
Other.........................             -             -            -           (106)        -          (106)
                                     -------        ------      -------        -------   -------       -------

Balance at December 31, 1997     110,749,301       110,749    1,583,446        659,050     4,142     2,357,387
Comprehensive income:
  Net income..........                     -             -            -        341,957         -       341,957
  Foreign currency translation
    adjustment                             -             -            -              -     3,622         3,622
                                                                                                         -----
     Comprehensive income (Note 1)                                                                     345,579
Dividends declared on common stock         -             -            -       (260,330)        -      (260,330)
Issuance of common stock:
  Employees' Savings Plan            222,387           222       10,146              -         -        10,368
  Dividend Reinvestment Plan         825,005           825       37,198              -         -        38,023
  Incentive Compensation Plans       194,079           195        6,605              -         -         6,800
  Stock offering proceeds, net
   (Note 4)                        2,500,000         2,500      114,500              -         -       117,000
                                   ---------         -----      -------          -----     -----       -------
Balance at December 31, 1998     114,490,772    $  114,491   $1,751,895      $ 740,677    $7,764    $2,614,827
                                 ===========    ==========   ==========      =========    ======    ==========


Authorized shares of common stock were 260 million at December 31, 1998, 1997 and 1996.

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                  Years ended December 31, 1998, 1997 and 1996

                                                      1998      1997      1996
                                                      ----      ----     -----

Operating activities:
   Net income...................................    $341,957  $150,922 $272,341
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item - U.K. windfall tax
       (Note 2) ................................           -   110,565        -
     Depreciation and amortization..............     279,829   253,263  225,264
     Amortization of investment tax credits.....      (5,222)   (5,501)  (7,506)
     Deferred income taxes......................       6,248    52,211   78,962
     Write-off of investments in cogeneration
       projects (Note 3) .......................           -    16,052   15,546
     Equity in earnings of Yorkshire Power and
       other unconsolidated subsidiaries, net        (34,199)  (31,168)    (389)
     Allowance for equity funds used during
      construction .............................           -         1     (936)
     Change in accounts receivable..............       2,026   (29,627) (92,600)
     Change in inventories......................      (7,485)   (2,334)  23,479
     Change in other current assets.............      16,965   (97,063) (47,226)
     Change in accounts payable.................     (13,704)  (18,791) 141,771
     Change in other current liabilities........      69,908   (15,356) (85,321)
     Change in deferred amounts.................         740   (46,134) (34,617)
     Change in noncurrent liabilities...........       2,389     4,567   (9,725)
     Other......................................          87     2,832    2,139
                                                     -------   -------  -------
       Net cash provided by operating activities     659,539   344,439  481,182

Investing activities:
   Construction expenditures....................    (608,972) (475,497)(454,968)
   Allowance for equity funds used during
     construction ..............................           -        (1)     936
   Proceeds from disposition of property, plant
     and equipment .............................       9,369     2,117   24,292
   Payment for purchase of companies, net of
     cash acquired (Note 3) ....................     (13,725)        -    3,649
   Investment in Yorkshire Power (Note 2).......           -  (362,342)       -
   Purchase of other investments................      (6,131)  (32,560) (17,790)
   Sale of other investments....................       5,466    11,844      664
                                                     -------   -------  -------
       Net cash used in investing activities....    (613,993) (856,439)(443,217)

Financing activities:
   Proceeds from sale of common stock (Note 4)..     161,823   286,869   30,115
   Proceeds from sale of long-term debt (Note 6)     250,497   419,819  359,715
   Proceeds from sale of PSCo and SPS obligated
    mandatorily redeemable preferred securities
    of subsidiary trusts holding solely
    subordinated debentures of PSCo
    and SPS (Note 6)............................     187,700         -  100,000
   Redemption of long-term debt.................    (159,323) (227,577)(175,298)
   Short-term borrowings - net..................     (63,949)  289,782 (105,739)
   Redemption of preferred stock of subsidiaries    (181,824)     (665)  (1,636)
   Dividends on common stock....................    (256,426) (233,620)(223,413)
                                                    --------  --------   ------
       Net cash (used in) provided by financing
         activities ............................     (61,502)  534,608  (16,256)
                                                     -------   -------   ------
       Net (decrease) increase in cash and
          temporary cash investments ...........     (15,956)   22,608   21,709
       Cash and temporary cash investments at
          beginning of year                           72,623    50,015   51,553
       Net decrease in cash and temporary cash
          investments for SPS for the
          transition period (Note 1)...........            -         -  (23,247)
                                                       -----     -----  -------
       Cash and temporary cash investments at
          end of year .........................     $ 56,667  $ 72,623  $50,015
                                                    ========  ========  =======



       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (PSCo)

      The following narrative analysis discusses PSCo's results of operations comparing the changes for the years ended December 31, 1998, 1997 and 1996. PSCo merged with SPS effective August 1, 1997. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. Accordingly, the consolidated statements of income and cash flows for 1997 reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels through July 31, 1997. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries. Certain information has been omitted pursuant to General Instructions I(2)(a). Discussion related to PSCo's Commitments and Contingencies is covered within NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See FORWARD LOOKING INFORMATION.

      In addition, on March 31, 1998, NCI was transferred through the sale by PSCo of all the outstanding common stock of NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises. The consolidated statements of income and cash flows for 1998 reflect the results of NCI through March 31, 1998 (See Note 2. Investment in Yorkshire Power and U.K. Windfall Tax in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Earnings Available for Common Stock

      Earnings were $194.8 million, $81.7 million and $178.5 million during 1998, 1997 and 1996, respectively. The significant decrease in 1997 was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million for its 50% ownership in Yorkshire Power. Excluding the impact of this extraordinary item, earnings increased slightly from 1997 to 1998 primarily due to higher 1998 electric margin resulting from customer growth and lower merger costs, offset in part by the sale of NCI to NCT. Excluding the impact of the extraordinary charge, earnings increased $13.7 million in 1997, as compared to 1996, as a result of customer growth contributing to increased electric and gas sales, lower operating and maintenance expenses as well as equity earnings.

Electric Operations

      The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands).

1998                                   Increase (Decrease) From Prior Year
                                                 Cheyenne
                                        PSCo     & e prime    Total
                                        ----     ---------    -----
Electric operating revenues:
 Retail...........................    $ 40,850   $(21,492)   $ 19,358
 Wholesale - regulated............     104,994          -     104,994
 Non-regulated power marketing....           -    (10,448)    (10,448)
 Other (including unbilled revenues)    36,492        (19)     36,473
                                        ------      -----      ------
  Total revenues..................     182,336    (31,959)    150,377
Fuel used in generation...........      13,478          -      13,478
Purchased power...................     121,546    (25,811)     95,735
                                       -------    -------      ------
  Net increase (decrease) in
  electric margin ................     $47,312   $ (6,148)    $41,164
                                       =======   ========     =======

1997                                   Increase (Decrease) From Prior Year
                                                  Cheyenne
                                        PSCo      & e prime     Total
                                        ----      ---------     -----
Electric operating revenues:
 Retail...........................     $(15,167)  $(16,305)  $(31,472)
 Wholesale - regulated............       25,083          -     25,083
 Non-regulated power marketing....            -      2,642      2,642
 Other (including unbilled revenues)        (25)       (22)       (47)
                                            ---        ---        ---
  Total revenues..................        9,891    (13,685)    (3,794)
Fuel used in generation...........        3,264          -      3,264
Purchased power...................       13,340     (9,866)     3,474
                                        -------    --------  --------
  Net decrease in electric margin.      $(6,713)   $(3,819)  $(10,532)
                                        =======    =======   ========

   The following table compares electric Kwh sales by major customer classes.

                          Millions of Kwh Sales      % Change From Prior Year *
                                                 1998               1997
                                             --------------    ---------------
                                              Consoli   PSCo  Consoli    PSCo
                              1998     1997    dated    Only    dated     Only
                              ----     ----     -----   ----    -----     ----
Residential ..............    6,761    6,663     1.5%   3.4%    0.8%      2.1%
Commercial and Industrial.   15,610   15,621    (0.1)   2.3    (0.3)      1.3
Public Authority .........      207      189     9.4   10.8    (5.5)     (4.6)
                             ------   ------
  Total Retail............   22,578   22,473     0.5    2.7     -         1.5
Wholesale - Regulated.....    7,874    4,491    75.3   75.3    33.6      33.6
Non-regulated Power
  Marketing ..............        -      660     **     **     57.7       -
                              -----     ----
Total.....................   30,452   27,624    10.2   15.0     5.2       5.8
                             ======   ======

*  Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of amount is not meaningful.

      Electric margin increased in 1998, when compared to 1997, primarily due to higher retail sales of 2.7% resulting from customer growth of approximately 1.8% and the positive impact of a lower 1998 accrual related to the estimated customer refund obligation (approximately $9.6 million) in connection with the earnings sharing in excess of 11% return on equity (see Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, contributed to increased operating revenues; however, the margin on such sales is minimal. Electric margin revenues decreased in 1997, when compared to 1996, primarily due to the retail rate reductions (approximately $15.4 million) implemented in October 1996 and February 1997 and the recognition of an estimated customer refund obligation (approximately $16.4 million) in connection with the earnings sharing in excess of 11% return on equity. Higher economy sales by PSCo and power marketing activities of non-regulated subsidiaries contributed to the increase in wholesale revenues but had little impact on electric margin.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In its decision on the Merger, the CPUC replaced PSCo's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. For 1998 and 1997, the ICA did not significantly impact electric margin (see Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      Fuel used in generation expense increased approximately $13.5 million during 1998, as compared to 1997, primarily due to increased generation levels at PSCo's power plants. Fuel used in generation expense increased slightly during 1997, as compared to prior year, due to increased generation levels at PSCo's power plants offset in part, by lower coal supply costs.

      Purchased power expense increased approximately $95.7 million during 1998, as compared to 1997, primarily due to purchases to meet increased wholesale marketing activities. Purchased power expense increased slightly during 1997, as compared to the prior year, primarily due to purchases to meet increased wholesale requirements, other customer demands and non-regulated power marketing sales commitments. The increase in 1997 was offset, in part, by the recognition of only seven months of Cheyenne and e prime costs in 1997.

Gas Operations

      The following table details the annual change in revenues from gas sales and gas purchased for resale as compared to the preceding year (in thousands).

1998                                      Increase (Decrease) From Prior Year
                                                    Cheyenne
                                                  Natural Fuels
                                                      WGI &
                                             PSCo    e prime        Total
                                             ----    -------        -----
Revenues from gas sales (including
  unbilled revenues) ..................    $15,122  $(110,156)   $ (95,034)
Gas purchased for resale...............     14,078   (101,269)     (87,191)
                                            ------   --------      -------

  Net increase (decrease) in gas sales
   margin .............................      1,044     (8,887)      (7,843)
Transportation, gathering, and
  processing revenues .................      2,464       (457)       2,007
                                             -----       ----        -----
  Increase (decrease) in gas margin....     $3,508  $  (9,344)   $  (5,836)
                                            ======  =========    =========

1997                                      Increase (Decrease) From Prior Year
                                                    Cheyenne
                                                  Natural Fuels
                                                      WGI &
                                             PSCo    e prime       Total
                                             ----    -------       -----
Revenues from gas sales (including
  unbilled revenues) ..................    $62,504  $  26,538    $  89,042
Gas purchased for resale...............     44,500     30,082       74,582
                                            ------     ------       ------
  Net increase (decrease) in gas sales
    margin ............................     18,004     (3,544)      14,460
Transportation, gathering, and
 processing revenues ..................      4,068       (516)       3,552
                                             -----    -------        -----
  Increase (decrease) in gas margin....    $22,072  $  (4,060)   $  18,012
                                           =======  =========    =========

   The following table compares gas dekatherm ("Dth") deliveries by major customer classes.

                              Millions of        % Change From Prior Year *
                             Dth Deliveries      1998               1997
                                               Consoli  PSCo    Consoli   PSCo
                              1998     1997     dated   Only    dated     Only
                              ----     ----     -----   ----    -----     ----
Residential ..............    82.2      86.6    (5.1)% (3.2)%   0.6%      1.5%
Commercial................    40.2      46.9   (14.2) (11.7)   (9.3)     (7.1)
Non-regulated gas marketing      -      35.2    **       -     61.2        -
                              ----      ----
  Total sales.............   122.4     168.7   (27.4)  (6.2)    5.7      (1.7)
Transportation, gathering
  and processing              90.7      86.9     4.5   17.3    (5.0)      3.1
                              ----      ----
  Total...................   213.1     255.6   (16.6)   2.5     1.8       -
                             =====    ======

*  Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of amount is not meaningful.

      Gas sales margin increased in 1998 and 1997, when compared to the respective preceding year, primarily due to an increase in PSCo's base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case. This increase in 1998 was offset, in part, by a 6.2% decrease in PSCo's retail gas sales, which resulted from warmer weather despite a 2.8% increase in customers. Gas marketing activities by non-regulated subsidiaries favorably contributed to the gas sales margin in 1997 and 1996.

      Gas transportation, gathering and processing revenues increased approximately $2.0 million and $3.6 million, when compared to 1997 and 1996, respectively, primarily due to an increase in transport deliveries and higher transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers as such customers procure their unbundled gas supply from other sources.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1998 and 1997, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. In 1998, lower quantities of gas were purchased during the year along with a decrease in the per-unit cost of gas, served to reduce the cost of gas purchased for resale;
however, these decreases were offset in part, by the recovery of prior year deferred gas costs. This recovery was greater than the decrease in purchases, thereby increasing the cost of gas. During 1997, there were higher per-unit average costs of gas, along with increases in the quantity of gas purchased, which contributed to the increase in cost of gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased approximately $12.1 million during 1998 as compared to 1997 primarily due to electric operations, including higher distribution costs to serve new customers and a $5 million reduction in the decommissioning liability during 1997. Other operating and maintenance expenses decreased $8.8 million during 1997 as compared to the prior year, primarily due to lower labor and employee benefit costs, the recognition in 1997 of only seven months of costs from the subsidiaries that were transferred to NCE effective with the Merger and other general reductions resulting from the Merger and cost containment efforts. These decreases were offset, in part, by the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 10. Commitments and Contingencies - Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      Depreciation and amortization expense increased $12.5 million in 1998 and $13.8 million in 1997 primarily due to the depreciation of property additions and the higher amortization of software costs.

      Income taxes increased $10.7 million in 1998, as compared to 1997, primarily due to higher pre-tax income and lower foreign tax credits as PSCo transferred its investment in Yorkshire Power, effective March 31, 1998. Income taxes decreased $5.5 million in 1997, as compared to prior year, primarily due to the recognition of foreign tax credits. Additional income tax expense was recognized in 1997 due to higher non-deductible merger and executive severance costs.

Other Income and Deductions

      Other income and deductions increased $3.5 million during 1998, when compared to 1997, primarily due to the absence of Merger and business integration costs and legal costs associated with various employee lawsuits. In addition, equity in earnings from Yorkshire Power decreased as a result of the sale of NCI to NC Enterprises in exchange for a promissory note, effective March 31, 1998. This decrease in equity earnings was offset, in part, by interest income recognized on the note receivable ($14.2 million). See Note 2. Investment in Yorkshire Power and U.K. Windfall Tax in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Other income and deductions increased $27.4 million during 1997, when compared to prior year, primarily due to the recognition of equity earnings in Yorkshire Power ($34.9 million). Merger and business integration costs increased in 1997 by $7.5 million, when compared to the preceding year. The 1997 amount included executive severance costs and other costs which resulted from the closing of the Merger effective August 1, 1997.

Interest Charges

      Interest charges and dividend requirements and redemption premium on preferred stock decreased $4.3 million during 1998, when compared to 1997. Proceeds from the issuance of $250 million of long-term debt in April 1998 were used, in part, to reduce short-term debt. Higher interest costs on additional long-term debt, net of retirements, were offset, in part, by lower interest rates. Other interest expense decreased primarily due to lower short-term borrowings. The increase in dividends on PSCo obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of PSCo which were issued in May 1998 (see Note 5. Obligated Mandatorily redeemable Preferred Securities of subsidiary Trust Holding Solely Subordinated Debentures in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Interest charges and dividends on preferred stock increased $26.4 million during 1997, when compared to the prior year, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 investment in Yorkshire Power. These financings included the issuance of medium-term notes and an increased level of short-term borrowings.

Liquidity and Capital Resources

Prospective Capital Requirements

      The estimated cost as of December 31, 1998, of the construction programs of PSCo and its subsidiaries and other capital requirements for the years 1999, 2000 and 2001 are shown in the table below (in millions):

                                             1999        2000      2001
                                           -------      ------    ------
Electric
    Production..........................   $   117      $  117    $   76
    Transmission........................        16          46        23
    Distribution........................       151         108       134
Gas ....................................        79          80        82
General.................................        74          55        55
Non-utility.............................         4           2         1
                                           -------      ------    ------
      Total construction expenditures...       441         408       371
Less: AFDC..............................        13           9        10
Add: Sinking funds and debt maturities
 and refinancings ......................        89          31       140
                                                --          --       ---
      Total capital requirements........   $   517      $  430    $  501
                                           =======      ======    ======

      The construction programs of PSCo and its subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting PSCo's long-term energy needs. In addition, PSCo's ongoing evaluation of asset acquisition and divestiture opportunities to support corporate strategies and future requirements to install emission control equipment may impact actual capital requirements (see Note 10. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Capital Sources

      At December 31, 1998, PSCo and its subsidiaries estimate that their 1999-2001 capital requirements, as summarized above, and the payment of common stock dividends to NCE will be met with a combination of funds from external sources and funds from operations. PSCo and its subsidiaries may meet their external capital requirements through capital contributions by NCE, the issuance of secured or unsecured long-term and short-term debt and the sale of other securities by PSCo and its subsidiaries. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of PSCo and its subsidiaries.

Item 8. Financial Statements and Supplementary Data (PSCo)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 23, 1999

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                           December 31, 1998 and 1997

                                     ASSETS

                                                             1998      1997
                                                             ----      ----

Property, plant and equipment, at cost:
   Electric ..........................................    $4,369,134 $4,088,447
   Gas................................................     1,171,198  1,100,003
   Steam and other....................................        71,986     78,740
   Common to all departments..........................       418,484    432,840
   Construction in progress...........................       264,752    170,503
                                                             -------    -------
                                                           6,295,554  5,870,533
   Less: accumulated depreciation ....................     2,241,165  2,145,673
                                                           ---------  ---------
     Total property, plant and equipment..............     4,054,389  3,724,860
                                                           ---------  ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 2).............             -    290,845
   Note receivable from affiliate (Note 2)............       192,620          -
   Other..............................................        22,664     43,311
                                                             -------     ------
    Total investments.................................       215,284    334,156
                                                             -------    -------

Current assets:
   Cash and temporary cash investments................        19,926     18,909
   Accounts receivable, less reserve for uncollectible
     accounts ($2,254 at December 31, 1998;
     $2,272  at December 31, 1997) ...................       172,587    183,063
   Accrued unbilled revenues .........................       119,856     94,284
   Recoverable purchased gas and electric energy costs
    - net ............................................        62,761    103,197
   Materials and supplies, at average cost............        47,881     48,030
   Fuel inventory, at average cost....................        22,361     20,862
   Gas in underground storage, at cost (LIFO).........        51,779     46,576
   Prepaid expenses and other.........................        46,523     47,686
                                                             -------     ------
    Total current assets..............................       543,674    562,607
                                                             -------    -------

Deferred charges:
   Regulatory assets (Note 1).........................       269,112    310,658
   Unamortized debt expense ..........................        17,874     10,800
   Other..............................................        77,303     55,794
                                                             -------     ------
    Total deferred charges............................       364,289    377,252
                                                              -------   -------
                                                          $5,177,636 $4,998,875
                                                          ========== ==========


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                           December 31, 1998 and 1997

                             CAPITAL AND LIABILITIES

                                                               1998      1997
                                                               ----      ----



Common stock......................................       $1,302,119  $1,302,119
Retained earnings.................................          325,213     319,280
Accumulated comprehensive income..................                -       4,142
                                                            -------     -------
    Total common equity...........................        1,627,332   1,625,541

Preferred stock (Note 4):
   Not subject to mandatory redemption............                -     140,002
   Subject to mandatory redemption at par.........                -      39,253
PSCo obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of PSCo (Note 5) .......          194,000           -
Long-term debt (Note 6)...........................        1,643,130   1,338,138
                                                          ---------   ---------
                                                          3,464,462   3,142,934
                                                          ---------   ---------
Noncurrent liabilities:
   Employees' postretirement benefits other than
    pensions (Note 12) ...........................           55,537      58,695
   Employees' postemployment benefits (Note 12)...           27,195      25,031
                                                            -------     -------
    Total noncurrent liabilities..................           82,732      83,726
                                                            -------     -------

Current liabilities:
   Notes payable and commercial paper (Note 7).....         402,795     348,555
   Long-term debt due within one year..............          44,481     257,160
   Preferred stock subject to mandatory redemption
     within one year ..............................               -       2,576
   Accounts payable................................         226,712     189,998
   Dividends payable...............................          46,461      40,975
   Customers' deposits.............................          23,902      21,888
   Accrued taxes...................................          57,848      42,549
   Accrued interest................................          36,729      39,177
   Current portion of accumulated deferred income
     taxes (Note 13) .............................            8,142      19,872
   Other...........................................          68,729      88,655
                                                            -------     -------
    Total current liabilities......................         915,799   1,051,405
                                                            -------   ---------

Deferred credits:
   Customers' advances for construction............          54,260      51,830
   Unamortized investment tax credits .............          94,459      99,355
   Accumulated deferred income taxes (Note 13).....         538,581     534,246
   Other...........................................          27,343      35,379
                                                            -------     -------
    Total deferred credits.........................         714,643     720,810
                                                            -------     -------

Commitments and contingencies (Notes 9 and 10).....      ----------  ----------
                                                         $5,177,636  $4,998,875
                                                         ==========  ==========



         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPTALIZATION
                (Thousands of Dollars, Except Share Information)
                           December 31, 1998 and 1997

                                                               1998      1997
                                                               ----      ----
Common shareholder's equity:
   Common stock, $0.01 par value, authorized and
    outstanding 100 shares in 1998 and 1997                 $      -  $       -
   Paid in capital...................................      1,302,119  1,302,119
   Retained earnings.................................        325,213    319,280
   Accumulated comprehensive income..................              -      4,142
                                                             -------    -------
    Total common shareholder's equity................      1,627,332  1,625,541
                                                           ---------  ---------

Preferred stock (Note 4):
                         Shares Issued and Outstanding
                         -----------------------------
                                   1998       1997
                                   ----       ----
$100 Par Value,
  Authorized 3,000,000 Shares
   Not subject to mandatory
    redemption
     4.20% series                    -      100,000                -     10,000
     4.25% series (includes
       $7,500 premium)               -      174,997                -     17,507
     4.50% series                    -       65,000                -      6,500
     4.64% series                    -      159,950                -     15,995
     4.90% series                    -      150,000                -     15,000
     4.90% 2nd series                -      150,000                -     15,000
     7.15% series                    -      250,000                -     25,000
                                ------      -------          -------     ------
                                     -    1,049,947                -    105,002
                                ------    ---------          -------    -------
   Subject to mandatory
     redemption
     7.50% series                    -      216,000                -     21,600
     8.40% series                    -      202,294                -     20,229
                                ------      -------           ------     ------
                                     -      418,294                -     41,829
   Less:  Preferred stock
     subject to mandatory
     redemption within
      one year                       -      (25,760)               -     (2,576)
                                ------      -------           ------     ------
                                     -      392,534                -     39,253
                                ------      -------           ------     ------
$25 Par Value, Authorized
   4,000,000 Shares
   Not subject to mandatory
     redemption
     8.40% series                    -    1,400,000                -     35,000
                                ------    ---------          -------     ------

$0.01 Par Value, Authorized
   10,000,000 Shares                 -            -                -          -
                                ------       ------          -------     ------
   Total preferred stock             -    2,842,481                -    179,255
                                ------    ---------          -------    -------

PSCo obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of PSCo (Note 5) ...........        194,000          -

Long-term debt (Note 6):
Public Service Company of Colorado:
   First Mortgage Bonds
    6-3/4% retired July 1, 1998......................              -     25,000
    6% due January 1, 2001...........................        102,667    102,667
    6% due April 15, 2003............................        250,000          -
    8-1/8% due March 1, 2004.........................        100,000    100,000
    Pollution Control Series A and B, 5-7/8% due
      March 1, 2004 .................................         21,500     22,000
    6-3/8% due November 1, 2005......................        134,500    134,500
    7-1/8% due June 1, 2006..........................        125,000    125,000
    Pollution Control Series G, 5-5/8%
      due April 1, 2008 .............................         18,000     18,000
    Pollution Control Series F, 7-3/8%
      due November 1, 2009 ..........................         27,250     27,250
    Pollution Control Series G, 5-1/2%
      due June 1, 2012. .............................         50,000     50,000
    Pollution Control Series G, 5-7/8%
      due April 1, 2014 .............................         61,500     61,500
    9-7/8% due July 1, 2020..........................         75,000     75,000
    8-3/4% due March 1, 2022.........................        150,000    150,000
    7-1/4% due January 1, 2024.......................        110,000    110,000
   Secured Medium-Term Notes, Series A and B,
     6.02% - 9.25%, due March 4, 1998 - March 5, 2007        296,500    423,500
   Unamortized premium...............................              -          4
   Unamortized discount..............................         (4,616)    (4,670)
   Capital lease obligations, 6.68% -11.21% due in
     installments through May 31, 2025 ..............         39,555     44,392
                                                              ------     ------
                                                          $1,556,856 $1,464,143
                                                          ---------- ----------
         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPTALIZATION (continued)
                (Thousands of Dollars, Except Share Information)
                           December 31, 1998 and 1997


                                                               1998      1997
                                                               ----      ----
Long-term debt (continued)

PS Colorado Credit Corporation, Inc.:
   Unsecured Medium-Term Notes, Series A,
    5.86% - 6.14%, due October 13, 1998 - May 30, 2000      $100,000   $100,000

1480 Welton, Inc.:
   13.25% secured promissory note, due in installments
   through October 1, 2016 ...........................        30,755     31,155
                                                              ------     ------
                                                           1,687,611  1,595,298
Less:  maturities due within one year.................        44,481    257,160
                                                              ------    -------
    Total long-term debt..............................     1,643,130  1,338,138
                                                           ---------  ---------

Total capitalization..................................    $3,464,462 $3,142,934
                                                          ========== ==========




         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)
                  Years ended December 31, 1998, 1997 and 1996



                                                  1998       1997        1996
                                                  ----       ----        ----

Operating revenues:
   Electric.................................  $1,635,573  $1,485,196 $1,488,990
   Gas......................................     640,064     733,091    640,497
   Other....................................       8,449      11,356      7,951
                                                 -------      ------      -----
                                               2,284,086   2,229,643  2,137,438

Operating expenses:
   Fuel used in generation..................     212,184      198,706   195,442
   Purchased power..........................     589,637      493,902   490,428
   Gas purchased for resale.................     380,554      467,745   393,163
   Other operating and maintenance expenses.     403,292      391,177   400,008
   Depreciation and amortization............     180,913      168,451   154,631
   Taxes (other than income taxes) .........      83,994       81,496    82,899
   Income taxes (Note 13) ..................     101,494       90,813    96,331
                                                 -------      -------   -------
                                               1,952,068    1,892,290 1,812,902
                                               ---------    --------- ---------
Operating income............................     332,018      337,353   324,536

Other income and deductions:
   Merger expenses..........................         418      (18,661)  (11,210)
   Equity in earnings of Yorkshire
     Power (Note 2) ........................       3,446       34,926         -
   Miscellaneous income and deductions -
      net (Note 15) ........................       2,535      (13,374)  (13,260)
                                                   -----      -------   -------
                                                   6,399        2,891   (24,470)

Interest charges:
   Interest on long-term debt...............     120,082      118,438    95,826
   Other interest...........................      20,849       24,117    17,238
   Allowance for borrowed funds used during
     construction ..........................     (12,328)      (6,353)   (3,344)
   Dividends on PSCo obligated mandatorily
     redeemable  preferred securities of
     subsidiary trust holding solely
     subordinated debentures of PSCo (Note 5)      9,711            -         -
                                                   -----        -----      ----
                                                 138,314      136,202   109,720
                                                 -------      -------   -------

Income before extraordinary item............     200,103      204,042   190,346
Extraordinary item - U.K. windfall tax (Note 2)        -     (110,565)        -
                                                   -----     --------   -------
Net income...................................    200,103       93,477   190,346
Dividend requirements and redemption premium
 on preferred stock .........................      5,332       11,752    11,848
                                                   -----       ------    ------
Earnings available for common stock.........    $194,771      $81,725  $178,498
                                                ========      =======  ========


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                (Thousands of Dollars, Except Share Information)
                  Years ended December 31, 1998, 1997 and 1996

                                                                                     Accumulated
                                                                                        Other
                              Common Stock, $1 par value       Paid       Retained   Comprehensive
                                   Shares         Amount     in Capital   Earnings      Income        Total
                                   ------         ------     ----------   --------      ------        -----


Balance at January 1, 1996       63,358,128     $316,791     $680,315       $346,539   $       -    $ 1,343,645
Net income/Comprehensive income           -            -            -        190,346           -        190,346
Dividends declared:
  Common stock........                    -            -            -       (135,111)          -       (135,111)
  Preferred stock, $100 par value         -            -            -         (8,889)          -         (8,889)
  Preferred stock $25 par value           -            -            -         (2,940)          -         (2,940)
Issuance of common stock:
  Employees' Savings Plan           274,934        1,374        8,420              -           -          9,794
  Dividend Reinvestment Plan        809,603        4,048       24,580              -           -         28,628
  Management Incentive Plan          58,346          292        1,427              -           -          1,719
  Acquisitions (Note 4)             317,748        1,589        9,611              -           -         11,200
Other.................                    -            -            -           (104)          -           (104)
                                    -------       ------        -----         ------     -------         ------

Balance at December 31, 1996     64,818,759      324,094      724,353        389,841           -      1,438,288
Comprehensive income:
  Net income..........                    -            -            -         93,477           -         93,477
  Foreign currency translation
    adjustment                            -            -            -              -       4,142          4,142
                                                                                                          -----
    Comprehensive income (Note 1)                                                                        97,619
Dividends declared:
  Common stock, prior to
    August 1, 1997 Merger                 -            -            -        (76,202)          -       (76,202)
  Common stock, to NCE                    -            -            -        (76,093)          -       (76,093)
  Preferred stock, $100 par value         -            -            -         (8,803)                   (8,803)
  Preferred stock, $25 par value          -            -            -         (2,940)                   (2,940)
Issuance of common stock:
  Employees' Savings Plan           250,058         1,250       8,518              -           -         9,768
  Dividend Reinvestment Plan        488,224         2,441      16,899              -           -        19,340
  Management Incentive Plan          40,404           202         993              -           -         1,195
Merger with SPS:
  Exchange of common stock for
    NCE stock.........          (65,597,345)     (327,987)    327,987              -           -             -
  Dividend of subsidiaries'
    stock to NCE............              -             -     (49,912)             -           -       (49,912)
Contribution of capital by
    NCE (Note 4)                          -             -     273,300              -           -       273,300
Other.................                    -             -         (19)             -           -           (19)
                                     ------        ------        ----        -------     -------          ----

Balance at December 31, 1997            100             -   1,302,119        319,280       4,142     1,625,541
Comprehensive income:
  Net income..........                    -             -           -        200,103           -       200,103
  Foreign currency translation
    adjustment                            -             -           -              -       5,260         5,260
  Sale of NCI to NC Enterprises           -                                               (9,402)       (9,402)
                                                                                                        ------
      Comprehensive income (Note 1)                                                                    195,961
Dividends declared
  Common stock, to NCE                    -             -           -       (188,845)          -      (188,845)
  Preferred stock, $100 par value         -             -           -         (4,166)          -        (4,166)
  Preferred stock, $25 par value          -             -           -         (1,166)          -        (1,166)
  Other...............                    -             -           -              7           -             7
                                    -------        ------     -------         ------     -------         -----

Balance at December 31, 1998            100       $     -  $1,302,119      $ 325,213     $     -    $1,627,332
                                        ===       =======  ==========      =========     =======    ==========


(1)Authorized shares of common stock were 100 at December 31, 1998 and 1997 and 160 million at December 31, 1996. Common stock, par value was $5 through September 18, 1997. Effective September 19, 1997, common stock, par value was changed to $0.01.
         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                  Years ended December 31, 1998, 1997 and 1996


                                                     1998       1997     1996
                                                    -----       ----     ----
Operating activities:
   Net income...................................    $200,103  $ 93,477 $190,346
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item - U.K. windfall tax
      (Note 2) .................................           -   110,565        -
     Depreciation and amortization..............     186,620   173,047  159,400
     Amortization of investment tax credits.....      (4,896)   (5,219)  (7,256)
     Deferred income taxes......................       7,092    37,390   60,899
     Equity in earnings of Yorkshire Power......      (3,446)  (34,926)       -
     Allowance for equity funds used during
      construction .............................           -         6     (757)
     Change in accounts receivable..............      21,540   (15,378) (88,680)
     Change in inventories......................      (6,553)   (2,163)  20,542
     Change in other current assets.............       7,937   (52,914) (31,169)
     Change in accounts payable.................       9,148    (5,413)  88,473
     Change in other current liabilities........      22,957   (15,870) (36,615)
     Change in deferred amounts.................     (18,289)  (21,913) (19,550)
     Change in noncurrent liabilities...........        (995)    3,367   (9,779)
     Other......................................           -      (144)   1,760
                                                     -------   -------  -------
       Net cash provided by operating activities     421,218   263,912  327,614

Investing activities:
   Construction expenditures....................    (504,727) (352,273)(321,162)
   Allowance for equity funds used during
     construction ..............................           -        (6)     757
   Proceeds from disposition of property, plant
     and equipment .............................       9,102     3,187   20,454
   Investment in Yorkshire Power (Note 2).......           -  (362,342)       -
   Payment received on note receivable from NC
     Enterprises (Note 2) ......................     100,000         -        -
   Payment for purchase of companies, net of
     cash acquired (Note 3) ....................           -         -    3,649
   Transfer of subsidiaries to NCE (Note 1).....           -    (2,229)       -
   Purchase of other investments................      (1,345)  (19,224) (11,485)
   Sale of other investments....................       4,101    11,162      664
                                                     -------   -------  -------
       Net cash used in investing activities....    (392,869) (721,725)(307,123)

Financing activities:
   Proceeds from sale of common stock (Note 4)..           -    20,517   30,115
   Contribution of capital by NCE...............           -   273,300        -
Proceeds from sale of PSCo obligated mandatorily
   redeemable preferred securities (Note 5).....     187,700         -        -
   Proceeds from sale of long-term debt (Note 6)     247,025   412,220  217,415
   Redemption of long-term debt.................    (157,737) (205,550) (83,356)
   Short-term borrowings - net..................      66,195   127,530  (43,325)
   Redemption of preferred stock................    (181,824)     (665)  (1,376)
   Dividends on common stock (Notes 4 and 15)...    (180,430) (148,279)(133,394)
   Dividends and redemption premium on preferred
     stock .....................................      (8,261)  (11,757) (11,857)
                                                      ------   -------  -------

       Net cash (used in) provided by financing
        activities .............................     (27,332)  467,316  (25,778)
                                                     -------   -------  -------

       Net increase (decrease) in cash and
         temporary cash investments ............       1,017     9,503   (5,287)
       Cash and temporary cash investments at
         beginning of year .....................      18,909     9,406   14,693
                                                      ------     -----   ------
       Cash and temporary cash investments at
           end of year .........................     $19,926   $18,909  $ 9,406
                                                     =======   =======  =======



       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (SPS)

      The following narrative analysis discusses SPS's results of operations comparing the years ending December 31, 1998, December 31, 1997 and the fiscal year ending August 31, 1996. SPS merged with PSCo effective August 1, 1997. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. The 1997 statements of income and cash flows reflect the results of operations of Quixx and UE through July 31, 1997.

      SPS changed its fiscal year in early 1997 and then filed a Transition Report on Form 10-K for the period September 1, 1996 to December 31, 1996. Additional information has been presented where meaningful, however, certain information has been omitted pursuant to General Instructions I(2)(a).
Discussion related to Commitments and Contingencies is covered within NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See FORWARD LOOKING INFORMATION.

Earnings Available for Common Stock

      Earnings available for common stock were $115.0 million, $75.6 million and $103.3 million during 1998, 1997 and 1996, respectively. The increase in 1998 earnings was primarily due to higher electric sales, lower operation and maintenance expenses, the recognition of merger and business integration costs during 1997 and the write-off of Quixx's and UE's investments in the Carolina Energy Project in 1997. 1997 earnings were negatively impacted by the recognition of merger and business integration costs, the write-off of Quixx's and UE's investments in the Carolina Energy Project in 1997 and the recognition of a $11.7 million gain on the sale of certain water rights by Quixx in 1996 (see Note 3. Acquisitions and Divestitures Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      The $9.4 million decrease in earnings during the Transition Period, as compared to the same period in 1995, was primarily due to the write-off of the BCH project in December 1996 (see Note 3. Acquisitions and Divestitures in Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the annual change in electric operating revenues and energy costs as compared to the preceding fiscal year (in thousands):

                                    Increase (Decrease) From Prior Year
                                         1998       1997
                                         ----       ----
Electric operating revenues:
 Retail...........................     $21,513    $50,743
 Wholesale........................      15,350     14,382
 Other (including unbilled revenues)   (46,031)    (4,167)
                                       -------     ------
  Total revenues..................      (9,168)    60,958
Fuel used in generation...........     (40,972)    56,076
Purchased power...................       8,654     (3,509)
                                       -------    -------
  Net increase in electric margin.     $23,150    $ 8,391
                                       =======    =======

  The following table compares electric Kwh sales by major customer classes.

                             Millions of Kwh Sales % Change From Prior Year
                                1998     1997          1998     1997
                                ----     ----          ----     ----
Residential ..............     3,169    2,987           6.1%     4.1%
Commercial  ..............     3,051    2,990           2.0      3.6
Industrial  ..............     8,367    8,135           2.9      4.1
Public Authority .........       630      583           8.1      2.1
                              ------    -----
  Total Retail............    15,217   14,695           3.6      3.9
Wholesale.................     8,075    7,004          15.3      3.8
                              ------   -----
Total.....................    23,292   21,699           7.3      3.9
                              ======   ======

      Electric operating revenues decreased $9.2 million or 1.0% in 1998, when compared to 1997, primarily due to lower deferred fuel revenues attributable to the pass through to customers of lower fuel costs, the recognition in 1997 of revenues associated with the anticipated recovery of the Thunder Basin judgment and rate reductions for guaranteed Merger savings, $5.8 million in 1998, compared to $1.5 million in 1997. This decrease was offset, in part, by higher electric sales due to the hotter weather during the summer of 1998 and a 1.4% increase in customer growth and additional revenues of approximately $16.9 million recorded in connection with the settlement of the 1985 FERC rate case (See Note 9. Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.).

      Electric operating revenues increased $61.0 million or 6.8% in 1997, when compared to 1996, primarily due to the pass through to customers of higher fuel costs and costs related to the Texas jurisdictional portion of the Thunder Basin judgment, a portion of which were recorded as an operating expense and increased electric sales. Under the various state regulatory approvals, SPS is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger case (See Note 9. Regulatory Matters, Merger Related Rate Reductions, in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.).

      Fuel used in generation expense decreased $41.0 million or 8.7% in 1998, when compared to 1997, primarily due to lower prices of coal and natural gas offset, in part, by increased generation levels required to serve retail and wholesale customers. The decrease in coal costs was primarily due to the expiration of a coal supply contract in 1997 and negotiation with a new supplier in 1998 and lower transportation costs. The cost of natural gas increased due to generation at the new Cunningham Station combustion turbine unit. Fuel used in generation expense increased $56.1 million or 13.4% in 1997, when compared to the prior year, primarily due to increased generation levels at SPS's power plants and higher prices of natural gas as SPS purchased approximately 40% of its gas supply requirements on the spot market during 1997.

      Purchased power increased $8.7 million during 1998, when compared to the same period in 1997, primarily due to an increase in spot market prices and an increase in demand requirements resulting from increased wholesale and retail sales. Purchased power decreased $3.5 million in 1997, when compared to 1996, primarily due to the increased availability and efficiency of SPS's power plants. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1998 and 1997, when compared to the respective preceding year, had little impact on net income. The recovery of fuel and purchase power costs is discussed further in Note 9. Regulatory Matters in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Other Operating Revenues

      Other operating revenues decreased $18.9 million in 1998 and $13.5 million in 1997, when compared to the prior year, due to the August 1, 1997, sale of Quixx and UE, as discussed above. Other operating revenues in 1997 include only seven months of Quixx and UE operations as compared to twelve months in 1996.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $28.1 million in 1998 as compared to 1997. Excluding the seven months of expenses recognized in 1997 for UE and Quixx and the $12.1 million Thunder basin costs judgement costs, other operating and maintenance expenses decreased $2.4 million. This decrease is primarily due to lower maintenance costs at the Company's power plants and employee benefit costs. Other operating and maintenance expenses increased $1.6 million in 1997 as compared to 1996. This increase was due to the Thunder Basin judgment costs, discussed above, offset in part, by lower labor and employee benefit costs attributable to staffing reductions in connection with the Merger and SPS's cost containment efforts.

      Depreciation and amortization expense increased $8.3 million in 1998 primarily due to $7.6 million of additional depreciation expense recorded in 1998, in connection with the settlements related to the 1985 wholesale rate case and the depreciation of property additions. Depreciation and amortization expense increased $0.6 million in 1997 primarily due to the depreciation of property additions.

      Income taxes increased $16.9 million in 1998 and decreased $16.5 million in 1997, as compared to the prior year, primarily due to changes in pre-tax income. Income tax expense for 1997 and 1996 include the effects of recognizing certain merger and executive severance costs as non-deductible.

Other Income and Deductions

      Other income and deductions increased $34.2 million in 1998, as compared to 1997, primarily due to the 1997 write-off of the investments in the Carolina Energy Project (which totaled approximately $16.1 million), the absences of merger and business integration expenses in 1998 and lower income and deductions attributable to Quixx and UE. Higher interest income was recognized in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE. Other income and deductions decreased $31.9 million in 1997, as compared to the prior year, primarily due to the write-off of investments in the Carolina Energy Project by Quixx and UE, the recognition of the $11.7 million gain on the sale of certain water rights by Quixx in 1996 and higher merger and business integration expenses (see Note 3. Acquisitions and Divestitures in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      Other income and deductions decreased $15.4 million in the Transition Period in 1996, as compared to the same period in 1995, primarily due to the December 1996 write-off of Quixx's investment in the BCH Project of approximately $15.5 million.

Interest Charges

      Interest charges increased $1.2 million in 1998 primarily due to higher interest costs on short-term debt used for general corporate requirements. Interest charges increased $6.5 million in 1997 primarily due to interest on borrowings used to finance capital expenditures. In October 1996, Southwestern Public Service Capital I, a wholly owned trust, issued $100 million of 7.85% Trust Preferred Securities, Series A, due September 1, 2036. The expense for these securities is shown as Dividends on SPS obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of SPS. The funds from this financing were used to reduce short-term debt.

Liquidity and Capital Resources

Prospective Capital Requirements

      The estimated cost as of December 31, 1998, of the construction programs of SPS and other capital requirements for the years 1999, 2000 and 2001 are shown in the table below (in millions):

                                             1999        2000      2001
                                           -------      ------    ------
Electric
    Production..........................   $    46      $   17    $    3
    Transmission........................        29          62        69
    Distribution........................        32          56        44
General.................................        12           4         4
                                           -------      ------    ------
      Total construction expenditures...       119         139       120
Less: AFDC..............................         7           8         8
Add: Sinking funds and debt maturities
   and refinancings ...................         90           -         -
                                                --          --       ---
Total capital requirements..............   $   202      $  131    $  112
                                           =======      ======    ======

      The construction programs of SPS are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting SPS's long-term energy needs. In addition, SPS's ongoing evaluation of asset acquisition and divestiture opportunities to support corporate strategies and future requirements to install emission control equipment may impact actual capital requirements (see Note 10. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Capital Sources

      At December 31, 1998, SPS estimates that its 1999-2001 capital requirements, as summarized above, and the payment of common stock dividends to NCE will be met with a combination of funds from external sources and funds from operations. SPS may meet its external capital requirements through capital contributions by NCE, the issuance of secured or unsecured long-term and short-term debt, and the sale of other securities. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of SPS.

Item 8. Financial Statements and Supplementary Data (SPS)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (a New Mexico corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado
February 23, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Southwestern Public Service Company:

We have audited the consolidated statements of income, shareholder's equity and cash flows for the four months ended December 31, 1996 and the year ended August 31, 1996 of Southwestern Public Service Company and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Southwestern Public Service Company and subsidiaries for the above stated periods, in conformity with generally accepted accounting principles.


                                               DELOITTE & TOUCHE LLP
Dallas, Texas
February 28, 1997
(June 19, 1997, as to the Carolina Energy
 Limited Partnership in Note 3)

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                             (Thousands of Dollars)
                           December 31, 1998 and 1997

                                     ASSETS

                                                         1998          1997
                                                         ----          ----

Property, plant and equipment, at cost:
   Electric .......................................   $2,665,115     $2,557,579
   Construction in progress........................      121,407        144,452
                                                         -------        -------
                                                       2,786,522      2,702,031
   Less: accumulated depreciation .................    1,057,183        987,487
                                                       ---------        -------
    Total property, plant and equipment............    1,729,339      1,714,544
                                                       ---------      ---------


Investments, at cost:
   Notes receivable from affiliate (Note 4)........      119,036        119,036
   Other...........................................        5,591          5,832
                                                           -----        -------
    Total investments..............................      124,627        124,868
                                                         -------        -------

Current assets:
   Cash and temporary cash investments.............        1,350            986
   Accounts receivable, less reserve for
     uncollectible accounts ($1,695 at
     December 31, 1998; $2,442 at December 31, 1997)      76,190         96,548
   Accrued unbilled revenues ......................        9,373         15,468
   Recoverable electric energy costs - net.........            -         23,086
   Materials and supplies, at average cost.........       16,970         16,337
   Fuel inventory, at average cost.................        2,293          2,301
   Current portion of accumulated deferred income
      taxes (Note 13) .............................        6,113              -
   Prepaid expenses and other......................        5,248          3,367
                                                           -----        -------
    Total current assets...........................      117,537        158,093
                                                         -------        -------

Deferred charges:
   Regulatory assets (Note 1)......................      111,971        119,244
   Unamortized debt expense .......................        8,767          9,395
   Other...........................................       37,623         62,592
                                                          ------        -------
    Total deferred charges.........................      158,361        191,231
                                                         -------        -------
                                                      $2,129,864     $2,188,736
                                                      ==========     ==========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                             (Thousands of Dollars)
                           December 31, 1998 and 1997

                             CAPITAL AND LIABILITIES

                                                         1998          1997
                                                         ----          ----


Common stock.......................................   $  348,402     $  348,402
Retained earnings..................................      389,818        349,988
                                                         -------        -------
    Total common equity............................      738,220        698,390

SPS obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS (Note 5) ..........      100,000        100,000
Long-term debt (Note 6)............................      530,618        620,598
                                                         -------        -------
                                                       1,368,838      1,418,988
                                                       ---------      ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions (Note 12) ...........................        5,941          3,800
   Employees' postemployment benefits (Note 12)....        3,571          2,446
                                                           -----          -----
    Total noncurrent liabilities...................        9,512          6,246
                                                           -----          -----

Current liabilities:
   Notes payable and commercial paper (Note 7).....       85,162        154,244
   Notes payable to affiliates (Note 7)............        9,000         25,160
   Long-term debt due within one year..............       90,113            173
   Accounts payable................................       64,275        107,465
   Dividends payable...............................       20,007         22,546
   Recovered electric energy costs - net...........       18,760              -
   Customers' deposits.............................        5,904          5,471
   Accrued taxes...................................       37,646         28,051
   Accrued interest................................       12,273         12,715
   Current portion of accumulated deferred income
      taxes (Note 13) .............................            -         10,740
   Other...........................................       18,011         14,658
                                                          ------        -------
    Total current liabilities......................      361,151        381,223
                                                         -------        -------

Deferred credits:
   Unamortized investment tax credits .............        5,219          5,469
   Accumulated deferred income taxes (Note 13).....      380,655        372,447
   Other...........................................        4,489          4,363
                                                           -----        -------
    Total deferred credits.........................      390,363        382,279
                                                         -------        -------

Commitments and contingencies (Notes 9 and 10).....   ----------     ----------
                                                      $2,129,864     $2,188,736
                                                      ==========     ==========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                          STATEMENTS OF CAPITALIZATION
              (Thousands of Dollars, Except Per Share Information)
                           December 31, 1998 and 1997


                                                               1998      1997
                                                               ----      ----

Common shareholder's equity:
   Common stock, $1 par value, authorized 200 shares
     in 1998 and in 1997, outstanding 100 shares in
     1998 and in 1997........ ........................       $      -  $      -
   Paid in capital....................................        348,402   348,402
   Retained earnings..................................        389,818   349,988
                                                              -------   -------
    Total common shareholder's equity.................        738,220   698,390
                                                              -------   -------

Preferred stock (Note 4):
   $1 par value, 10 million shares authorized; no
    shares outstanding ...............................              -         -
                                                              -------   -------

SPS obligated mandatorily redeemable preferred securities
 of subsidiary trust holding solely subordinated
 debentures of SPS, 4 million shares outstanding,
 7.85% (Note 5) ......................................        100,000   100,000
                                                              -------   -------
Long-term debt (Note 6):
First Mortgage Bonds:
   6-7/8% due December 1, 1999........................         90,000    90,000
   7-1/4% due July 15, 2004...........................        135,000   135,000
   6-1/2% due March 1, 2006...........................         60,000    60,000
   8-1/4% due July 15, 2022...........................         40,000    40,000
   8-1/5% due December 1, 2022........................        100,000   100,000
   8-1/2% due February 15, 2025.......................         70,000    70,000
Pollution control obligations, securing pollution
   control revenue bonds:
   Not collateralized by First Mortgage Bonds:
    variable rate (4.30% at December 31, 1998 and 1997)
    due July 1, 2011 .................................         44,500    44,500
    variable rate (6.435% effective December 31, 1998
    and 1997) due July 1, 2016 .......................         25,000    25,000
    5-3/4% series, due September 1, 2016..............         57,300    57,300
   Less: funds held by Trustee........................           (168)     (161)
Other.................................................            112       286
Unamortized discount and premium-net..................         (1,013)   (1,154)
                                                              -------   -------
                                                              620,731   620,771
Less: maturities due within one year..................         90,113       173
                                                              -------   -------
    Total long-term debt..............................        530,618   620,598
                                                              -------   -------

Total capitalization..................................     $1,368,838 $1,418,988
                                                           ========== ==========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
        Years ended December 31, 1998, 1997 and August 31, 1996 (Note 1)



                                                      1998     1997      1996
                                                    -------   -------  -------

Operating revenues:
   Electric.....................................    $951,187  $960,355 $899,397
   Other........................................           -    18,928   32,403
                                                     -------   -------  -------
                                                     951,187   979,283  931,800

Operating expenses:
   Fuel used in generation......................     432,127   473,099  417,023
   Purchased power..............................      23,155    14,501   18,010
   Other operating & maintenance expenses.......     138,679   166,761  165,129
   Depreciation and amortization................      78,592    70,331   69,781
   Taxes (other than income taxes) .............      47,259    46,515   45,518
   Income taxes (Note 13) ......................      65,696    48,795   65,297
                                                     -------   -------  -------
                                                     785,508   820,002  780,758
                                                     -------   -------  -------
Operating income................................     165,679   159,281  151,042

Other income and deductions:
   Merger expenses..............................      (1,208)  (15,427)  (7,878)
   Write-off of investment in Carolina Energy
     Project (Note 3) ..........................           -   (16,052)       -
   Miscellaneous income and deductions - net
     (Notes 3 and 15) ..........................       8,819     4,877   13,226
                                                       -----     -----   ------
                                                       7,611   (26,602)   5,348

Interest charges:
   Interest on long-term debt...................      46,471    46,356   47,045
   Other interest...............................       8,925     7,444    6,088
   Allowance for borrowed funds used during
     construction ..............................      (4,943)   (4,546)  (2,516)
   Dividends on SPS obligated  mandatorily
    redeemable  preferred  securities of
    subsidiary trust holding solely subordinated
    debentures of SPS ..........................       7,850     7,850        -
                                                       -----     -----   ------
                                                      58,303    57,104   50,617
                                                     -------   -------  -------

Net income......................................     114,987    75,575  105,773
Dividend requirements on preferred stock........           -         -    2,494
                                                     -------   -------  -------
Earnings available for common stock.............    $114,987   $75,575 $103,279
                                                    ========   ======= ========


         The accompanying notes to financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
          For the four months ended December 31, 1996 and 1995 (Note 1)



                                                           1996          1995
                                                           ----          ----
                                                                     (Unaudited)
Operating revenues:
   Electric..........................................    $295,579      $267,427
   Other.............................................      10,701        11,055
                                                         --------       -------
                                                          306,280       278,482

Operating expenses:
   Fuel used in generation...........................     141,896       119,081
   Purchased power...................................       4,900         2,756
   Other operating & maintenance expenses............      55,582        52,134
   Depreciation and amortization.....................      23,782        23,329
   Taxes (other than income taxes)...................      15,152        14,590
   Income taxes (Note 13)............................      10,987        18,963
                                                         --------       -------
                                                          252,299       230,853
                                                          -------       -------
Operating income.....................................      53,981        47,629

Other income and deductions, net:
   Merger expenses...................................      (2,019)       (2,171)
   Write-off of investment in BCH project (Note 3)...     (15,546)            -
   Miscellaneous income and deductions - net.........         759           737
                                                         --------       -------
                                                          (16,806)       (1,434)
Interest charges:
   Interest on long-term debt........................      16,302        15,106
   Other interest....................................       1,102           950
   Allowance for borrowed funds used during
     construction ...................................        (892)         (807)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ..........       1,526             -
                                                            -----          ----
                                                           18,038        15,249
                                                           ------        ------

Net income...........................................      19,137        30,946
Dividend requirements on preferred stock.............           -         2,373
                                                         --------       -------
Earnings available for common stock..................    $ 19,137      $ 28,573
                                                         ========      ========




                 The accompanying notes to financial statements
               are an integral part of these financial statements

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY
              (Thousands of Dollars, Except Share Information)
   Year ended December 31, 1998, 1997, four months ended December 31, 1996 and year ended August 31, 1996 (Note 1)


                               Common Stock, $1 par value                         Retained
                               Shares        Amount          Paid in Capital      Earnings      Total
                               ------        ------          ---------------      --------      -----

Balance at August 31, 1995..  40,917,908     40,918             306,376           373,458      720,752
Net income..................           -          -                   -           105,773      105,773
Retirements of cumulative
 preferred stock ...........           -          -               1,108              (921)         187
Dividends declared
  Common stock..............           -          -                   -           (90,020)     (90,020)
  Cumulative preferred stock           -          -                   -            (1,573)      (1,573)
                                --------     ------             -------            ------      -------

Balance at August 31, 1996..  40,917,908     40,918             307,484           386,717      735,119
Net income .................           -          -                   -            19,137       19,137
Dividends declared on
 common stock ..............           -          -                   -           (22,504)     (22,504)
                                  ------    -------              ------           -------      -------

Balance at December 31, 1996  40,917,908     40,918             307,484           383,350      731,752
Net income..................           -          -                   -            75,575       75,575
Dividends declared
  Common stock, prior to
   August 1, 1997 Merger ...           -          -                   -           (63,845)     (63,845)
  Common stock, to NCE......           -          -                   -           (45,092)     (45,092)
Merger with PSCo
  Exchange of common shares
  for NCE stock ............ (40,917,808)   (40,918)             40,918                 -            -
                             -----------    -------              ------           -------      -------

Balance at December 31, 1997         100          -             348,402           349,988      698,390
Net income..................           -          -                   -           114,987      114,987
Dividends declared
  Common stock, to NCE......           -          -                   -           (75,157)     (75,157)
                                --------     ------             -------           -------      -------

Balance at December 31, 1998         100   $      -          $  348,402         $ 389,818   $  738,220
                                  ======    =======          ==========         =========   ==========


Authorized shares of common stock were 200 at December 31, 1998 and 1997 and 100 million at December 31, 1996 and August 31, 1996.

         The accompanying notes to financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS
             (Thousands of Dollars, Except Share Information) Years
           ended December 31, 1998, 1997, and August 31, 1996 (Note 1)


                                                      1998      1997     1996
                                                      ----      -----    ----



Operating activities:
   Net income...................................    $114,987  $ 75,575 $105,773
   Adjustments to reconcile net income to net
    cash provided by operating activities
     (Note 1):
     Depreciation and amortization..............      83,103    76,929   65,448
     Write-off of investment in Carolina Energy
       Project (Note 3).........................           -    16,052        -
     Amortization of investment tax credits.....        (250)     (250)    (250)
     Deferred income taxes......................      (8,600)    3,587   16,423
     Allowance for equity funds used during
      construction .............................           -        (5)     (60)
     Change in accounts receivable..............      20,358   (39,842)  (4,697)
     Change in inventories......................        (625)      301      134
     Change in other current assets.............      27,300    (3,061)  (7,688)
     Change in accounts payable.................     (43,190)   45,683   10,024
     Change in other current liabilities........      31,699   (10,000)  (7,271)
     Change in deferred amounts.................      30,309   (48,934) (11,381)
     Other......................................       3,358       276   13,571
                                                     -------   -------  -------
       Net cash provided by operating activities     258,449   116,311  180,026

Investing activities:
   Construction expenditures....................     (92,218) (118,550)(111,986)
   Allowance for equity funds used during
     construction ..............................           -         5       60
   Cost of disposition of property, plant and
     equipment .................................      (2,897)   (2,371)       -
   Proceeds from the sale of Quixx and UE, net
     of cash disposed (Note 1) .................           -   (29,567)       -
   Purchase of other investments................        (673)   (4,639)  (1,768)
   Sale of other investments....................         820         -        -
   Acquisition of TNP properties (Note 3).......           -         -  (29,200)
                                                     -------   -------  -------
       Net cash used in investing activities....     (94,968) (155,122)(142,894)

Financing activities:
   Proceeds from sale of long-term debt.........           -         -   60,000
   Redemption of long-term debt.................        (179)  (14,986)  (4,445)
   Short-term borrowings - net..................     (85,242)  100,564   69,624
   Retirement of preferred stock................           -         -  (75,434)
   Dividends on common stock (Notes 4 and 15)...     (77,696)  (86,391) (90,020)
   Dividends on preferred stock.................           -         -   (2,494)
                                                     -------   -------  -------
       Net cash used in financing activities....    (163,117)     (813) (42,769)
                                                    --------   -------  -------
       Net increase (decrease) in cash and
          temporary cash investments ...........         364   (39,624)  (5,637)
       Cash and temporary cash investments at
          beginning of year ....................         986    40,610   36,860
                                                         ---    ------   ------
       Cash and temporary cash investments at
          end of year                                $ 1,350   $   986  $31,223
                                                     =======   =======  =======



         The accompanying notes to financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
              Four months ended December 31, 1996 and 1995 (Note 1)


                                                               1996     1995
                                                               ----     ----
                                                                     (Unaudited)

Operating activities:
   Net income.........................................        $19,137   $30,946
   Adjustments to reconcile net income to net
    cash provided by operating activities (Note 1):
     Depreciation and amortization....................         22,289    21,873
     Write-off of investment in BCH Project (Note 3)..         15,546         -
     Deferred income taxes and  investment tax credits          4,806     3,166
     Allowance for equity funds used during construction         (179)      (60)
     Change in accounts receivable....................         10,180     9,402
     Change in inventories............................          1,417       928
     Change in other current assets...................         (5,674)    9,977
     Change in accounts payable.......................            628   (10,673)
     Change in other current liabilities..............        (12,487)  (11,021)
     Other............................................        (14,674)    7,627
                                                              -------   -------
       Net cash provided by operating activities......         40,989    62,165

Investing activities:
   Construction expenditures..........................        (66,031)  (44,950)
   Purchase of other investments......................         (2,297)   (3,741)
   Acquisition of TNP properties (Note 3).............              -   (29,200)
                                                              -------   -------
       Net cash used in investing activities..........        (68,328)  (77,891)

Financing activities:
   Proceeds from sale of long-term notes and bonds (Note 6)    82,300         -
   Proceeds from sale of SPS obligated mandatorily
    redeemable preferred securities of subsidiary trust
    holding solely subordinated debentures of SPS             100,000         -
   Retirement of long-term notes and bonds............        (84,776)   (1,717)
   Short-term borrowings - net........................        (15,788)  116,250
   Retirement of preferred stock......................              -   (74,672)
   Dividends on common stock..........................        (45,010)  (45,010)
   Dividends on preferred stock.......................              -    (2,373)
                                                              -------   -------
       Net cash provided by (used in) financing activities     36,726    (7,522)
                                                               ------    ------
       Net increase (decrease) in cash and temporary
          cash investments ...........................          9,387   (23,248)
       Cash and temporary cash investments at beginning
          of period ..................................         31,223    36,860
                                                               ------    ------
       Cash and temporary cash investments at end of period   $40,610   $13,612
                                                              =======   =======


         The accompanying notes to financial statements are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

Business, Utility Operations and Regulation

      NCE is a registered holding company under PUHCA and its domestic utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations.

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS 71"), as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. The Company believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of a subsidiaries' operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and SPS's financial position, results of operations or cash flows.

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

1998                                        NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes (Note 13)..............      $148,499      $ 69,868       $79,116
Nuclear decommissioning costs.......        69,490        69,490             -
Employees' postretirement benefits
  other than pensions (Note 12).....        57,350        54,461         2,889
Employees' postemployment benefit
 (Note 12) .........................        24,888        24,416             -
Demand-side management costs........        37,160        31,984         5,176
Unamortized debt reacquisition costs        33,138        15,769        16,808
Early retirement costs..............         1,000             -         1,000
Thunder Basin judgment (Note 9).....           548             -           548
Other...............................         9,559         3,124         6,434
                                            ------        ------        ------
  Total.............................      $381,632      $269,112      $111,971
                                          ========      ========      ========

1997                                        NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes (Note 13)..............      $162,985      $ 84,356       $ 79,161
Nuclear decommissioning costs.......        76,881        76,881              -
Employees' postretirement benefits
  other than pensions (Note 12).....        63,023        59,995          3,028
Employees' postemployment benefits
 (Note 12) .........................        24,455        23,932              -
Demand-side management costs........        42,503        38,518          3,985
Unamortized debt reacquisition costs        36,717        17,791         18,344
Early retirement costs..............         8,008         6,645          1,363
Thunder Basin judgment (Note 9).....         5,912             -          5,912
Other...............................         9,991         2,540          7,451
                                            ------        ------         ------
  Total.............................      $430,475      $310,658       $119,244
                                          ========      ========       ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of December 31, 1998 and 1997 are reflected in rates charged to customers over periods ranging from two to thirty years. The recovery of regulatory assets over the next five years is estimated to exceed $200 million. Refer to the discussion below or the Notes to Consolidated Financial Statements as identified in the above table for a more detailed discussion regarding recovery periods.

      Effective July 1, 1993, PSCo began collecting from customers the costs approved by the CPUC for the decommissioning of Fort St. Vrain. This recoverable amount totaled approximately $124.4 million (plus a 9% carrying cost). Such amount, which is being collected over a twelve-year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. PSCo is recovering approximately $13.9 million per year from its customers, including carrying costs.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112 (see Note 12. Employee Benefits - Postemployment Benefits). PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual electric department earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of the postemployment benefits cost regulatory asset totaling approximately $15 million over three years. In December 1998, the CPUC approved a settlement agreement on this matter which deferred the final determination of the regulatory treatment of these costs pending the outcome of the current appeal of the decision on PSCo's gas rate case. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written off (see Note 9. Regulatory Matters).

      Certain costs associated with PSCo's DSM programs are deferred and recovered in rates over five to seven-year periods through the DSMCA. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis. Costs associated with SPS's DSM programs are also deferred and, as part of a negotiated settlement agreement reached in July 1995, will be included in rate base and cost of service in future PUCT proceedings.

      Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition, or as approved by the applicable regulatory authority.

      Recovered/Recoverable Purchased Gas and Electric Energy Costs -Net

      The Company's utility subsidiaries have adjustment mechanisms in place which currently provide for the recovery of certain purchased gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred (see Note 9. Regulatory Matters).

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. PSCo is earning a return on these investments based on its weighted average cost of debt in accordance with a CPUC rate order.

Non-utility Subsidiaries and International Investments

      The Company's non-utility subsidiaries are principally involved in energy-related businesses including the following: engineering, design and construction management, non-regulated energy services, including gas and power marketing, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 2. Investment in Yorkshire Power and U.K. Windfall Tax). Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenues, costs and expenses, which are translated at average current rates during each reporting period.

Consolidation and Financial Statement Presentation

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

      Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. The Merger was accounted for as a pooling of interests. Effective with the Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, were transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises.

      On April 22, 1997, SPS changed its fiscal year from a twelve-month period ending August 31 to twelve-month period ending December 31. SPS filed a Transition report on Form 10-K for the period September 1, to December 31, 1996 ("Transition Period"). The fiscal year periods presented in SPS's statements of income and cash flows are for the twelve-months ending December 31, 1998 and 1997 and August 31, 1996.

Revenue Recognition

      The Company's utility subsidiaries accrue for estimated unbilled revenues for services provided after the meters were last read on a cycle billing basis through the end of each year.

Risk Management

      The Company and its subsidiaries have initiated the utilization of a variety of energy contracts, both financial and commodity based, in the energy trading and energy non-trading operations to reduce their exposure to commodity price risk. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps.

      Energy contracts entered into for the trading operations are accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, natural gas and power trading contracts, including both physical transactions and financial instruments, are recorded at fair value and recognized as an increase or decrease to purchased power or cost of gas sold upon contract execution. Changes in the market value of the portfolio are recognized as gains or losses in the period of change and the resulting unrealized gains and losses are recorded as other current assets and liabilities. Such amounts are recognized as net positions in the consolidated balance sheets and income statements as NCE and its subsidiaries have master netting agreements in place with counterparties.

      Energy contracts are also utilized in the Company and its subsidiaries' non-trading operations to reduce commodity price risk. Hedge accounting is applied only if the contract reduces the price risk of the underlying hedged item and is designated as a hedge at its inception. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized as a component of purchased power or cost of gas sold when settlement occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur, the related gains and losses are recognized currently in income (see Note 8. Financial Instruments - Risk Management for further discussion of the Company's risk management activities).

Comprehensive Income

      The Company and its subsidiaries adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in financial statements. Other comprehensive income for NCE and PSCo was reported in the consolidated Statements of Shareholders' Equity and consists of foreign currency translation adjustments related to the investment in Yorkshire Power.

Basic and Diluted Earnings Per Share

      Effective in calendar year 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128") requiring presentation of basic and diluted earnings per share. Basic earnings per share is based upon the weighted average common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Employee stock options are the Company's only common stock equivalents. There are no other potentially dilutive securities.

                                            For the year ended December 31, 1998
                                             Income       Shares      Per Share
                                          (Numerator) (Denominator)    Amount
                                          ----------  ------------    ------
                                                   (in thousands)
Basic EPS
  Net income................................    $341,957     111,859     $ 3.06
                                                                         ======

Effect of Dilutive Securities:
  Common stock options......................          -          149
                                                -------      -------

Diluted EPS
  Net income and assumed conversion.........    $341,957     112,008     $ 3.05
                                                ========     =======     ======

      SFAS 128 had no effect on the Company's 1997 and 1996 reported earnings per share information.

      Approximately 780,000 common stock options were outstanding during 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

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

Temporary Cash Investments and Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, the Company and its subsidiaries consider all temporary cash investments to be cash equivalents. These temporary cash investments are securities having original maturities of three months or less or having longer maturities but with put dates of three months or less. At December 31, 1998, approximately $14.3 million of cash balances are restricted for operational uses as they have been committed for investments in cogeneration projects.

      Income Taxes and Interest (Excluding Amounts Capitalized) Paid (in thousands):

NCE                                              1998        1997        1996
                                               -------     -------     -------

Income taxes ...............................   $135,776    $ 99,938   $117,121
Interest....................................   $249,405    $230,507   $197,073


PSCo                                             1998        1997        1996
                                               -------     -------     -------

Income taxes, including amounts paid to NCE    $114,340   $ 75,439    $ 66,871
Interest....................................   $188,443   $172,470    $144,533

SPS                                              1998        1997        1996
                                               -------     -------     -------

Income taxes, including amounts paid to NCE     $69,111     $37,752    $50,250
Interest....................................    $55,739     $56,486    $52,540

      Non-cash Transactions:

      Shares of NCE's common stock in 1998 and PSCo's common stock in 1997 and 1996 (222,387 in 1998, 250,058 in 1997 and 274,934 in 1996), valued at the market price on date of issuance (approximately $10 million for each year), were issued to a savings plan of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million (see Note 2. Investment in Yorkshire Power and U.K. Windfall Tax).

      Stock issuances and the dividend of subsidiaries' stock in connection with the Merger discussed above were non-cash financing and investing activities and are not reflected in the consolidated statements of cash flows.

      During 1996, PSCo exchanged shares of its common stock in connection with the acquisition of TOG and TOP (see Note 3. Acquisitions and Divestitures).

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

      Depreciation expense, for financial accounting purposes, is computed on the straight-line basis based on the estimated service lives and costs of removal of the various classes of property. Depreciation expense, expressed as a percentage of average depreciable property, for NCE, PSCo and SPS ranged from approximately 2.7%-2.9% for the years ended December 31, 1998, 1997 and 1996. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws.

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

Gas in Underground Storage (NCE and PSCo)

      Gas in underground storage is accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of gas in underground storage at December 31, 1998 and 1997, exceeded the LIFO cost by approximately $13.0 million and $36.0 million, respectively.

Cash Surrender Value of Life Insurance Policies (NCE and PSCo)

      The following amounts related to COLI contracts, issued by one major insurance company, are recorded as a component of Investments, at cost, on the consolidated balance sheets (in thousands):

                                                             1998        1997
                                                             ----        ----

Cash surrender value of contracts.....................      $461,752    $408,425
Borrowings against contracts..........................       458,104     405,285
                                                             -------     -------
   Net investment in life insurance contracts.........      $  3,648    $  3,140
                                                            ========    ========

      Refer to Note 10. "Commitments and Contingencies", for discussion of certain tax matters.

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

2.  Investment in Yorkshire Power and U.K. Windfall Tax (NCE and PSCo)

Acquisition

      During the second quarter of 1997, Yorkshire Power, a joint venture initially equally owned by PSCo and AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a U.K. regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since the April 1, 1997 acquisition date. NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo. In October 1998, NCE contributed $100 million to NC Enterprises, which was used to reduce the principle balance of the promissory note to PSCo.

U.K. Windfall Tax

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

Investment in Ionica

      During the second quarter of 1998, Yorkshire Power recognized a $54.7 million after-tax impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank facilities had been unsuccessful. In November of 1998, Ionica was placed into receivership and an administrator was appointed to oversee its operations and distribute its remaining assets. Due to the complexity of Ionica operations it may take considerable time to complete this process. Yorkshire Electricity continues to assess the recoverability of the remaining book value of this investment (approximately $7 million at December 31, 1998).

Generation Sale

      In the fourth quarter of 1998, Yorkshire Power recognized a $42.1 million after-tax gain on the sale of its generation assets. This included the sale of its 75% interest in Regional Power Generators, Ltd., which owned a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England and the sale of other generation capacity. Proceeds from these sales were used to reduce the debt of Yorkshire Power. Yorkshire Electricity is focusing its main business on the distribution and supply of electricity and the supply of natural gas.

      Summarized income statement information for the year ended December 31, 1998 and from the date of acquisition, April 1, 1997 to December 31, 1997, is presented below (in millions):

                                                   1998            1997
                                            ------------------   -------
                                              Year     3 Months
                                              Ended      Ended     (NCE
                                           December 31, March 31,   and
                                              (NCE)       (PSCo)   PSCo)
                                              -----       ------   -----

    Yorkshire Power:
      Operating revenues...............     $2,281.7  $  663.2   $1,492.9
                                            --------  --------   --------

      Operating income.................        324.9      65.5      202.3
                                            --------  --------   --------

      Income before extraordinary item.         76.9       6.9       69.8
                                            --------  --------   --------

      Extraordinary item - U.K.
        windfall tax                               -         -     (221.1)
                                            --------    ------     ------

      Net income (loss)................     $   76.9  $    6.9   $ (151.3)
                                            ========  ========   ========

    NCI's equity in earnings (losses):
      Equity in earnings of Yorkshire
        Power                               $   38.5  $    3.5   $   34.9
      Extraordinary item - U.K.
        windfall tax                               -        -      (110.6)
                                               -----      ----     ------

                                            $   38.5  $    3.5   $  (75.7)
                                            ========  ========   ========

      NCI's investment in Yorkshire Power at December 31, 1998 and 1997 was approximately $333 million and $290 million, respectively. Summarized balance sheet information for Yorkshire Power as of December 31, 1998 and 1997, is presented below (in millions):

                                                    1998     1997
    Assets:
      Property, plant and equipment............    $1,602   $1,645
      Current assets...........................       552      602
      Goodwill (net)...........................     1,547    1,602
      Other assets.............................       295      293
                                                   ------   ------
                                                   $3,996   $4,142
                                                   ======   ======
    Capitalization and Liabilities:
      Common shareholders' equity..............    $  655   $  542
      Long-term debt...........................     2,121      704
      Other non-current liabilities............       413      489
      Current liabilities......................       807    2,407
                                                   ------   ------
                                                   $3,996   $4,142
                                                   ======   ======

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

      Based on the above assumptions, shown below is unaudited pro forma financial information for the years ended December 31, 1997 and 1996 (in millions, except per share amounts):

                                                      NCE Earnings
                                             Available for
                                             common stock     EPS-Basic (1)
                                              1997   1996     1997    1996
                                              ----   ----     ----    ----

Net income before extraordinary item...      $261.5 $272.3    $2.50   $2.64
                                                              =====   =====

Pro forma adjustments:

  Equity in earnings of
   Yorkshire Power, net of
   U.S. tax benefits (2)...............      (10.1)   19.3

  Interest expense, net of tax.........       (3.5)  (13.8)
                                             -----  ------

Pro forma result.......................      $247.9 $ 277.8   $2.37   $2.70
                                             ====== =======   =====   =====

  (1) Based on the weighted average number of common shares outstanding for the period.
  (2) The years ending December 31, 1997 and 1996 amounts include $24.0 million and $18.9 million ($17.9 million and $11.7 million after-tax), respectively, of write-offs related to certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

      The unaudited pro forma financial information presented below for PSCo assumes that NCI was sold to NC Enterprises effective January 1, 1997. NCI was formed in connection with the investment in Yorkshire Power and had no operations during the first three months of 1997. The pro forma adjustments represent the removal of NCI's net income from PSCo and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises.

      Based upon the above assumptions, shown below is unaudited pro forma financial information for the years ended December 31, 1998 and 1997 (in millions):

                                                               PSCo Earnings
                                                              1998    1997
                                                              ----    ----

Net income before extraordinary item.....................    $200.1  $204.0

Pro forma adjustments:

  NCI's net income before extraordinary item.............      (2.8)  (35.9)
  Interest income from promissory note, net of tax.......       3.2     9.5
                                                              -----   -----

Pro forma result.........................................    $200.5  $177.6
                                                             ======  ======

3. Acquisition and Divestiture of Investments

Acquisition of Planergy (NCE)

      Effective April 1, 1998, the Company acquired all of the outstanding common stock of Falcon Seaboard Energy Services, Inc. ("Planergy") and assumed other outstanding debt. Planergy includes Planergy, Inc. and Planergy Services and is primarily engaged in energy consulting, energy efficiency management, conservation programs and mass-market services. Such acquisition was accounted for using the purchase method and the acquired assets and liabilities were valued at their estimated fair market values as of the date of acquisition. Planergy has been consolidated as a subsidiary of NC Enterprises in the Company's consolidated financial statements.

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

Quixx Underground Water Rights (NCE and SPS)

      During 1996, Quixx sold a portion of its underground water rights for approximately $14 million. Quixx recognized an after-tax gain on the sale of these water rights of approximately $11.7 million, which is reflected, in Miscellaneous income and deductions - net for the year ended December 31, 1996.

Acquisition  of Texas-Ohio  Gas, Inc. and Texas-Ohio  Pipeline,  Inc. (NCE and
PSCo)

      Effective September 1, 1996, e prime acquired all of the outstanding stock of TOG and TOP in exchange for a combination of common stock of PSCo and cash. Such acquisitions were accounted for using the purchase method and the acquired assets and liabilities were valued at their estimated fair market values as of the date of acquisition. These companies are primarily engaged in gas brokering and marketing activities and interstate gas transmission and are subsidiaries of e prime.

Acquisition of TNP Properties (SPS)

      In September 1995, SPS purchased properties of TNP located in the Texas Panhandle area for $29.2 million. The purchase added approximately 8,000 customers and was accounted for using the purchase method. Cost recovery of this amount was allowed by the PUCT through a rate surcharge over a ten-year period.

4. Capital Stock (NCE, PSCo and SPS)

Shareholder Rights

      On April 30, 1997, the Board of Directors declared that a dividend of one right for each Common Share be paid on the effective date of the business combination among the Company, PSCo and SPS to shareholders of record of the common shares issued and outstanding at the close of business on the day before the effective date of the business combination. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-hundredth share. Additionally, the Board of Directors created a Series A Junior Participating Preferred Stock, $1 par value, and reserved 2.6 million shares for issuance upon exercise of the Rights. In the event any person or group acquires 10% or more of the Company's common stock, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. In addition, the Board of Directors may, at its option after a person or group acquires 10% or more of the Company's common stock, exchange all or part of the rights for shares of the Company's common stock. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company's assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The Company may redeem the rights at a price of $0.001 per right at any time prior to the tenth day following the date any person or group acquires 10% or more of the Company's common stock. The rights expire 10 years after the record date, unless earlier redeemed or exchanged by the Company.

Common Stock Issuances

      In November 1998, NCE issued 2.5 million shares of common stock. The net proceeds totaling $117.0 million were used for general corporate purposes and the retirement of short-term debt. In December 1997, NCE issued 5.9 million shares of common stock, resulting in net proceeds (after deducting issuance costs) totaling approximately $251.4 million. The proceeds from the sale of stock were used for general corporate purposes, including retirement of short-term debt and a capital contribution to PSCo. PSCo used such proceeds to retire short-term debt.

Preferred Stock of NCE

      NCE has 20 million shares of preferred stock authorized. At December 31, 1998, the Company has not issued any of the preferred stock.

Preferred Stock of Subsidiaries
                                          December 31, 1998    December 31, 1997
                                        Shares       Amount  Shares     Amount
                                        ------       ------  ------     ------
                                               (in thousands)     (in thousands)
PSCo cumulative preferred stock,
 $100 par value, 3 million shares
  authorized:
  Issued and outstanding:
   Not subject to mandatory
     redemption (1):
     4.20% series...................           -         -    100,000  $ 10,000
     41/4% series (includes $7,500
      premium) .....................           -         -    174,997    17,507
     41/2% series...................           -         -     65,000     6,500
     4.64% series...................           -         -    159,950    15,995
     4.90% series...................           -         -    150,000    15,000
     4.90% 2nd series...............           -         -    150,000    15,000
     7.15% series...................           -         -    250,000    25,000
                                          ------   -------    -------   -------
     Total..........................           -         -  1,049,947  $105,002
                                          ======   ======= ==========  ========

   Subject to mandatory redemption (2):
     7.50% series ..................           -         -    216,000  $ 21,600
     8.40% series...................           -         -    202,294    20,229
                                          ------   -------    -------   -------
                                               -         -    418,294    41,829
   Less: Preferred stock subject to
     mandatory redemption within
     one year.......................           -         -    (25,760)   (2,576)
                                          ------   -------    -------   -------
       Total........................           -         -    392,534  $ 39,253
                                          ======   =======    =======  ========
PSCo cumulative preferred stock,
 $25 par value, 4 million shares
 authorized:
  Issued and outstanding:
  Not subject to mandatory redemption (1):
     8.40% series...................           -         -  1,400,000  $ 35,000
                                          ======   =======  =========  ========

PSCo cumulative preferred stock,
 $0.01 par value,
  10 million shares authorized with
   no shares outstanding (3) .......           -         -          -  $      -
                                           =====      ====      =====  ========

SPS cumulative preferred stock, $1
 par value,
  10 million shares authorized with
   no shares outstanding (4) ........          -         -          -  $      -
                                            ====      ====       ====  ========

(1) On June 10, 1998, PSCo redeemed all of the preferred stock, $100 par value, at a value of $101 per share plus accrued dividends and all of the preferred stock, $25 par value, at a value of $25.25 per share plus accrued dividends.

(2) On June 10, 1998, PSCo redeemed all outstanding shares of the 7.50% series subject to mandatory redemption for $101.50 per share plus accrued dividends and all of the 8.40% series subject to mandatory redemption for $101.75 per share plus accrued dividends. In 1997, PSCo repurchased 6,598 shares of the 8.40% cumulative preferred series subject to mandatory redemption. In 1996, PSCo repurchased 13,760 shares of the 8.40% cumulative preferred series subject to mandatory redemption.

(3) On July 10, 1998, the shareholders of PSCo approved an amendment to the Restated Articles of Incorporation to replace the existing authorized preferred stock and to provide for a class of 10 million authorized shares of preferred stock, $0.01 par value. This preferred stock may be issued from time to time in such series and having such designations, preferences, limitations and relative rights as the Board of Directors may determine.

(4) On January 31, 1996, the shareholders of SPS approved an amendment to the Restated Articles of Incorporation to replace the existing authorized preferred stock and to provide for a class of 10 million authorized shares of preferred stock, $1.00 par value. This preferred stock may be issued from time to time in such series and having such designations, preferences, limitations and relative rights as the Board of Directors may determine.

5. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued 7,760,000 shares of its 7.60% Trust Originated Preferred Securities for $194 million. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures, due June 30, 2038. Holders of the securities are entitled to receive quarterly dividends at an annual rate of 7.60% of the liquidation preference value of $25. The securities are redeemable at the option of PSCo on and after May 11, 2003 at 100% of the principal amount outstanding plus accrued interest. In addition to PSCo's obligations under the Subordinated Debentures, PSCo has agreed, pursuant to a guarantee issued to the trust and the provisions of the trust agreement establishing the trust, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by PSCo of the trust obligations under the preferred securities. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all $181.8 million of PSCo's outstanding preferred stock on June 10, 1998, and for general corporate purposes.

      In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of SPS, issued $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of SPS's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The securities are redeemable at the option of SPS on and after October 21, 2001 at 100% of the principal amount plus accrued interest. In addition to SPS's obligations under the Subordinated Debentures, SPS has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by SPS of the trust obligations under the preferred securities. The proceeds from the sale were used to reduce short-term debt.

6. Long-Term Debt of Subsidiaries (NCE, PSCo and SPS)
                                                             1998        1997
                                                             ----        ----
                                                              (in thousands)
   First Mortgage Bonds:
     6-3/4% retired July 1, 1998........................   $      -    $ 25,000
     6-7/8% due December 1, 1999........................     90,000      90,000
     6.00% due January 1, 2001..........................    102,667     102,667
     7-7/8% due April 1, 2003...........................      4,000       4,000
     6.00% due April 15, 2003...........................    250,000           -
     8-1/8% due March 1, 2004...........................    100,000     100,000
     5-7/8% due March 1, 2004...........................     21,500      22,000
     7-1/4% due July 15, 2004...........................    135,000     135,000
     6-3/8% due November 1, 2005........................    134,500     134,500
     6-1/2% due March 1, 2006...........................     60,000      60,000
     7-1/8% due June 1, 2006............................    125,000     125,000
     5-5/8% due April 1, 2008...........................     18,000      18,000
     7-3/8% due November 1, 2009........................     27,250      27,250
     5-1/2% due June 1, 2012............................     50,000      50,000
     5-7/8% due April 1, 2014...........................     61,500      61,500
     9-7/8% due July 1, 2020............................     75,000      75,000
     Variable rate (4.05% and 3.80% at December 31, 1998
       and 1997) due September 1, 2021..................      7,000       7,000
     8-3/4% due March 1, 2022...........................    150,000     150,000
     8-1/4% due July 15, 2022...........................     40,000      40,000
     8.20% due December 1, 2022.........................    100,000     100,000
     7-1/4% due January 1, 2024.........................    110,000     110,000
     7.50% due January 1, 2024..........................      8,000       8,000
     8.50% due February 15, 2025........................     70,000      70,000
     Variable rate (4.05% and 3.80% at December 31, 1998
       and 1997) due March 1, 2027......................     10,000      10,000
     Secured Medium-Term Notes, 6.02% - 9.25%, due March
       4, 1998 - March 5, 2007..........................    296,500     423,500
   Other secured long-term debt 13.25%, due in
     installments through October 1, 2016...............     30,755      31,155
   Pollution control obligations, securing pollution
     control revenue bonds:
     Not collateralized by First Mortgage Bonds:
       Variable rate (4.30% at December 31, 1998 and
        1997), due July 1, 2011 ........................     44,500      44,500
       Variable rate (6.435% effective at December 31,
        1998 and 1997), due July 1, 2016................     25,000      25,000
       5-3/4% series, due September 1, 2016.............     57,300      57,300
     Less: funds held by Trustee:.......................       (168)       (161)
   Unsecured Medium-Term Notes:
       5.86% - 6.14% due October 13, 1998 - May 30, 2000    100,000     100,000
   Capital lease obligations, 4.21% - 11.21% due in
     installments through May 31, 2025..................     39,751      44,747
   Other................................................      6,284         286
   Unamortized discount and premium - net...............     (5,629)     (5,820)
                                                            -------      ------
                                                          2,343,710   2,245,424
Less: maturities due within one year....................    138,165     257,469
                                                            -------     -------
                                                         $2,205,545  $1,987,955
                                                         ==========  ==========

      The First Mortgage Bonds include all debt (including First Collateral Trust Bonds) issued by the Company's utility subsidiaries under various mortgage indentures. Substantially all properties of the Company's utility subsidiaries, other than expressly excepted property, are subject to the liens securing the First Mortgage Bonds. Additionally, the SPS Indenture provides for certain restrictions on the payment of dividends by SPS.

      The Red River Authority of Texas has issued certain obligations, based on long-term installment sale agreements executed by SPS, that relate to the pollution control facilities installed at SPS's coal-fueled generating units. SPS's payments under the pollution control obligations are pledged to secure the Red River Authority Pollution Control Revenue Bonds.

      The annual maturities and sinking fund requirements during the five years subsequent to December 31, 1998 are (in thousands):

          Year           Maturities     Sinking Fund Requirements       Total
          ----           ----------     -------------------------       -----
NCE       1999             $138,165              $  560              $138,725
          2000              131,721               1,310               133,031
          2001              140,969               1,310               142,279
          2002               16,806               2,810                19,616
          2003              281,848               2,810               284,658

PSCo      1999             $ 44,481              $  500              $ 44,981
          2000              131,656               1,250               132,906
          2001              140,969               1,250               142,219
          2002               16,806               2,750                19,556
          2003              281,848               2,750               284,598

SPS       1999             $ 90,113              $    -              $ 90,113
          2000                    -                   -                     -
          2001                    -                   -                     -
          2002                    -                   -                     -
          2003

      The sinking fund requirements relate to PSCo and Cheyenne and they expect to satisfy substantially all of their sinking fund obligations in accordance with the terms of their respective indentures through the application of property additions. SPS has no significant sinking fund requirements.

7. Short-term Borrowing Arrangements (NCE, PSCo and SPS)

Notes Payable and Commercial Paper

       Information regarding notes payable and commercial paper for the years ended December 31, 1998 and 1997 is as follows (in thousands, except interest rates):

                                                             1998        1997
NCE
   Notes payable to banks...............................   $ 36,437    $147,500
   Commercial paper.....................................    487,957     440,843
                                                            -------     -------
                                                           $524,394    $588,343
                                                           ========    ========

Weighted average interest rate at year end..............      5.57%       5.74%

PSCo
   Notes payable to banks...............................   $      -    $ 50,000
   Commercial paper.....................................    402,795     286,599
   Note payable to affiliates (by NCI to Quixx).........          -      11,956
                                                            -------     -------
                                                           $402,795    $348,555
                                                           ========    ========

Weighted average interest rate at year end..............      5.72%       5.78%

SPS
   Commercial paper.....................................   $ 85,162    $154,244
   Note payable to affiliates (UE)......................      9,000       9,000
   Note payable to affiliates (Quixx)...................          -      16,160
                                                            -------     -------
                                                           $ 94,162    $179,404
                                                           ========    ========

Weighted average interest rate at year end..............      5.50%       5.60%

Bank Lines of Credit and Compensating Bank Balances

      In August 1997, NCE entered into a $225 million credit facility with several banks. Originally, the credit facility provided for $100 million of direct borrowings by NCE until the outstanding common stock of PSCCC, a wholly-owned subsidiary of PSCo, was transferred to NCE. On June 30, 1998, the credit facility was amended to eliminate the PSCCC common stock restriction and to provide for $200 million of direct borrowings by NCE. In addition, Cheyenne was added as a borrower of up to $25 million with an NCE guaranty. The credit facility expires August 11, 2002. As of December 31, 1998, NCE had used $37 million.

      PSCo and its subsidiaries have entered into a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by PSCo and PSCCC, alternatively provides for direct borrowings thereunder. 1480 Welton, Inc. and PSRI are provided access to the credit facility with direct borrowings guaranteed by PSCo. The facility expires November 17, 2000. Additionally, PSCo has a credit facility which provides $150 million in committed lines of credit and expires on June 25, 1999. SPS has a credit facility which provides $200 million in committed bank lines of credit and expires February 26, 1999. As of December 31, 1998, PSCo had used $404 million and SPS had used $86 million.

      Borrowings permitted under the committed bank lines of credit totaled $705 million at December 31, 1998. Arrangements by the Company and its subsidiaries for committed lines of credit are maintained by a combination of fee payments and compensating balances.

      PSCo and SPS may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans. Individual PSCo arrangements for uncommitted bank lines of credit totaled $50 million at December 31, 1997, of which all were used. None were used or outstanding as of December 31, 1998.

8.  Financial Instruments (NCE, PSCo and SPS)

Fair Value of Financial Instruments

      The following tables present the carrying amounts and fair values of the Company's and subsidiaries' significant financial instruments at December 31, 1998 and 1997. The carrying amount of all other financial instruments approximates fair value. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                               1998                  1997
                                          ----------------     -----------------
                                          Carrying     Fair    Carrying     Fair
                                          Amount       Value   Amount      Value
NCE                                                  (in thousands)
Investments, at cost.................  $   35,885  $   35,256  $   36,936  $  36,072
Preferred stock of subsidiaries
 subject to mandatory redemption ....           -           -      41,829     42,893
PSCo and SPS obligated mandatorily
 redeemable preferred securities of
 subsidiary trust holding solely
 subordinated debentures of SPS and
 PSCo ...............................     294,000      308,250    100,000    104,752
Long-term debt of subsidiaries.......   2,343,710    2,434,249  2,245,424  2,251,523

PSCo

Investments, at cost.................   $  30,355  $    31,324  $  36,936 $   36,072
Preferred stock subject to mandatory
 redemption .........................           -            -     41,829     42,893
PSCo obligated mandatorily redeemable
 preferred securities of subsidiary
 trust holding solely subordinated
 debentures of PSCo .................     194,000      204,000          -          -
Long-term debt.......................   1,687,611    1,590,226  1,595,298  1,604,160

                                               1998                  1997
                                          ----------------     ---------------
                                          Carrying     Fair    Carrying   Fair
                                          Amount       Value    Amount    Value
                                          ------       -----    ------    -----
SPS                                                  (in thousands)

Investments, at cost...................   $5,530   $ 3,932     $    -   $    -
SPS obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely subordinated
  debentures of SPS ...................   100,000  104,250     100,000  104,752
Long-term debt.........................   620,731  661,823     620,771  625,348

      The fair value of the debt and equity securities included in Investments, at cost, is estimated based on quoted market prices for the same or similar investments. The debt securities are classified as held-to-maturity and the equity securities are classified as available-for-sale. The unrealized holding gains and losses for these debt and equity securities are not significant.

      The PSCo and SPS obligated mandatorily redeemable preferred securities and long-term debt are based on quoted market prices of the same or similar instruments. Since PSCo, SPS and Cheyenne are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of these financial instruments would not be realized by the Company's shareholders.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

Off-Balance-Sheet Financial Instruments

      NCE has entered in to a construction contract guarantee which assures Quixx's performance under its engineering, procurement, and construction contract with Borger Energy Associates, L.P. ("BEA"). Quixx, which owns 45% of BEA, is constructing a 230 Mw cogeneration facility at a Phillips Petroleum site near Borger, Texas. The maximum aggregate amount of this guarantee at December 31, 1998 was $88.4 million. This maximum amount decreases to $25.0 million at commercial operation of the facility, currently estimated in March 1999, and remains in effect for a period of no longer than 24 months before expiring. Based upon the current state of construction of the facility, this guarantee is not expected to have any financial impact on NCE.

      As of December 31, 1998, NCE had $59.9 million of guarantees outstanding to e prime. These guarantees were made to facilitate e prime's energy marketing and trading activities. Also, e prime, inc. has guaranteed obligations relating to the sale and purchase of energy and capacity for TOG. These guarantees totaled $13.3 million at December 31, 1998.

      In connection with an agreement for the sale of electric power, SPS guaranteed certain obligations of a customer totaling $48 million. These obligations related to the construction of certain utility property that, in the event of default by the customer, would revert to SPS.

      NCE and YGSC have guaranteed 50% of amounts financed under a $32 million Credit Agreement among Young Storage and various lending institutions entered into on June 27, 1995. This debt financing is for the development, construction and operation of an underground natural gas storage facility in northeastern Colorado. (see Note 3. Acquisitions and Divestitures).

      NC Enterprises has guarantees totaling $10 million of New Century Cadence as of December 31, 1998. These guarantees relate to the capital requirements and operations of Cadence Network LLC, in which New Century Cadence is a 33.3% partner.

Risk Management

Energy Financial Contracts - Trading

      The Company and its subsidiaries use the mark-to-market method of accounting for energy trading activities and recognized a gain related to e prime's power trading activities and a loss related to e prime's gas trading activities. These gains and losses were recognized as part of purchased power and gas purchased for resale, respectively, and totaled less than $500,000. The following table displays the mark-to-market values of the energy trading financial instruments of the Company and its subsidiaries at December 31, 1998 and the average value for the period then ended.

                                       Assets                Liabilities
                  Net Notional   Average  Dec. 31, 1998  Average  Dec. 31, 1998
                     Amount       Value       Value       Value       Value
                     ------       -----       -----       -----       -----
                                    (in thousands)          (in thousands)
Natural Gas (Mmbtus) 30,000       $ 335       $ 467      $ 344        $ 489
Power (Mwhs)         61,800         149         426        256          795

      In addition, PSCo and SPS did not hold any energy trading financial instruments at December 31, 1998. There were no energy trading financial instruments held by NCE and its subsidiaries at December 31, 1997.

Energy Financial Contracts - Other than Trading

      Various energy financial instruments are used by NCE and its subsidiaries as hedging mechanisms against future contractual energy related obligations. The weighted average maturity of these instruments is less than one year. At
December 31, 1998, the Company, as part of e prime's retail gas marketing business, held notional long volumetric positions of approximately 14.2 million Mmbtus of natural gas related to these financial instruments which had related unrealized losses of approximately $6.4 million. At December 31, 1997, e prime held notional long volumetric positions of approximately $5.2 million Mmbtus of natural gas related to these financial instruments which had related unrealized losses of approximately $0.7 million. In addition, PSCo and SPS did not hold any energy financial instruments at December 31, 1998.

Financial Derivatives - Interest Rates

      SPS has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25 million notional amount at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. SPS is exposed to interest rate risk in the event of nonperformance by counterparties; however, SPS does not anticipate such nonperformance.

Credit Risk

      In addition to the risks discussed above, NCE and its subsidiaries are exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of a counterparty of its contractual obligations. As the Company continues to expand its gas and power marketing and trading activities, the Company's exposure to credit risk and counterparty default may increase. NCE and its subsidiaries maintain credit policies intended to minimize overall credit risk.

      NCE and its subsidiaries conduct standard credit review for all of its counterparties. The Company employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees and standardized master netting agreements that allow for offsetting of positive and negative exposures. The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Concentration of Credit Risk - Accounts Receivable

      No individual customer or group of customers engaged in similar activities represents a material concentration of credit risk to the Company and its subsidiaries.

9. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the Merger. The major components of this regulatory plan include the following:

  - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
  - a Quality of Service Plan ("QSP") designed with performance measures to effectively penalize or reward PSCo based on the quality of service provided to retail customers; and
  - an Incentive Cost Adjustment ("ICA") which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

      The sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 are as follows:
                  Electric Department           Sharing of Excess Earnings
                  Return on Equity             Customers       Shareholders
                  ----------------             ---------       ------------
                       11-12%                     65%              35%
                       12-14%                     50%              50%
                       14-15%                     35%              65%
                      over 15%                   100%               0%

      The QSP provides for bill credits if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. For 1997, the QSP provided for up to $3 million of rewards for its performance and PSCo's actual reward totaled approximately $1.5 million. During the third quarter of 1998, PSCo reached a settlement agreement with the CPUC Staff and the OCC which modified the bill credit structure for 1998 electric reliability and eliminated the reward structure for the years 1999 through 2001. Approval of this modification was obtained in November 1998.

      In April 1998, PSCo filed with the CPUC its proposed Performance Based Regulatory Plan adjustment for calendar year 1997. This adjustment provides the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold resulting from the 1997 earnings test, net of QSP rewards. PSCo recorded a customer refund obligation of $15.1 million for the 1997 earnings test. In July 1998, PSCo began refunding a portion of this amount to customers through bill credits. As of December 31, 1998, PSCo recorded an estimated refund obligation of approximately $8.1 million for the 1998 earnings test.

     Additionally, a $6 million annual electric rate reduction was instituted October 1, 1996, followed by an additional $12 million annual electric rate reduction effective with the implementation of new retail gas rates on February 1, 1997. PSCo agreed to freeze base electric rates after the Merger rate reductions for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary for the recovery of DSM, QF capacity costs and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding.

PSCo FERC Rate Case

      PSCo filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of OPEB costs under SFAS 106, postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study. In March 1997, the FERC issued an order accepting for filing and suspending certain proposed rate changes. Settlement agreements were reached with all parties and filed with the FERC, which, resulted in a slight decrease in rates overall. A final order accepting the settlement agreements was received in June 1997.

SPS Merger Related Rate Reductions

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

      Under a settlement reached with the NMPRC, effective December 30, 1998, SPS discontinued the merger savings credit of $1.2 million per year with the implementation of new retail rates in New Mexico as discussed below.

SPS Electric Cost Adjustment Mechanisms

      Substantially all fuel and purchased power costs are recoverable from utility customers, as determined on a jurisdictional basis, using approved cost adjustment mechanisms. As a result of amendments during 1998 to contracts between the coal supplier to SPS and the railroad company it employs, coal transportation costs are projected to decline significantly for the period from November 1998 through December 2002. These savings will be passed on to customers.

Texas

      The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. The Company has also requested the prospective sharing of margins from wholesale non-firm sales. The outcome of this fuel reconciliation proceeding is pending and a hearing has been set for June 1999.

      SPS was named as a defendant in a case entitled Thunder Basin Coal Co. vs. Southwestern Public Service Co. In November, 1994, the jury returned a verdict in favor of Thunder Basin and awarded damages of approximately $18.8 million. SPS appealed the judgment and, in January 1997, that Court found in favor of Thunder Basin and upheld the judgment. In February 1997, SPS recorded the liability for the judgment including interest and court costs. The amount of approximately $22.3 million was paid in April 1997.

     During 1996 and 1997, SPS obtained conditional approval to collect portions of the Thunder Basin judgment from wholesale customers from the FERC and the NMPRC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. In May 1997, SPS filed a request with the PUCT to surcharge undercollected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. The PUCT issued a decision which denied recovery of the judgment through a surcharge on the grounds that the costs were not classified as fuel costs. In 1997, SPS expensed approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment and recognized an equal amount as deferred revenue in anticipation of future recovery through the pending fuel reconciliation proceeding.

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

New Mexico

      In October 1997, the NMPRC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective January 1998. This employs an over/under fuel collection calculation made on a monthly basis. SPS is required to petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. In addition, on an annual basis SPS files with the NMPRC a report of SPS's fuel and purchase power costs, which includes the current over/under recovery balance and proposed rate changes to refund or surcharge the balance. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation. Previously, New Mexico's retail jurisdictional electric rates applied a monthly fuel factor. In January 1999, SPS implemented new annual fixed fuel cost recovery factors to reflect lower fuel costs primarily as a result of the aforementioned coal transportation cost settlement between SPS's coal supplier and the railroad company.

SPS Rate Cases

New Mexico

      In November 1997, the NMPRC issued an order investigating SPS's rates. In the order, the NMPRC determined that because of the rapid changes occurring in the electric industry the NMPRC would require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS made a compliance filing in May 1998, which proposed a $1.7 million annual rate reduction for certain retail customers in New Mexico and incorporated the $1.2 million guaranteed minimum annual credits, discussed above. In October 1998, SPS entered into an uncontested stipulation agreement settling the rate investigation case. As part of this settlement, SPS instituted a $6 million annual reduction in base rates (discontinuing the $1.2 million in guaranteed minimum annual credits) for certain retail customers. Additionally, SPS implemented full normalization in its accounting for income taxes with recovery of the New Mexico jurisdictional portion of the tax regulatory asset over 16.8 years. On November 30, 1998, the NMPRC approved the stipulation and the rate reduction became effective December 30, 1998.

Wholesale - FERC

      In 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of that order that related to recognition of rates of the reduction of the federal income tax rates from 46% to 34%. The United States Court of Appeals remanded the case, directing the FERC to reconsider SPS's claim. Negotiated settlements with certain customers were reached, and approved by the FERC, in 1993 and 1995, with SPS receiving approximately $10 million, including interest. Settlement agreements were reached with the two remaining customers during 1998 and approved by the FERC. In connection with these settlements, SPS recorded $16.9 million of additional revenues and $7.6 million of additional depreciation expense.

Cheyenne Electric Cost Adjustment Mechanism

      Cheyenne filed for an increase in its ECA rates of approximately $3 million and new rates became effective January 1, 1999. This increase, however, is being contested and hearings are scheduled for March 1999.

Gas Utility Matters

PSCo Rate Cases

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately
$34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. The District Court judge requested oral arguments in the proceeding. The Company anticipates a decision during 1999.

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Costs). The recovery of postemployment benefit costs was not included in this request pending a decision from the Denver District Court, as discussed above. Hearings are set for April 1999. The new rates, if approved, would become effective July 1, 1999.

Cheyenne Rate Case

      In May 1997, Cheyenne filed an application with the WPSC for an overall annual increase in retail gas revenues of approximately $1.25 million. The WPSC approved an increase in retail gas revenues of approximately $1.19 million, with an 11.71% return on equity, effective October 1, 1997.

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

Environmental Site Cleanup

      As described below, PSCo has been or is currently involved with the cleanup of contamination from certain hazardous substances. In many situations, PSCo is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, PSCo is pursuing, or intends to pursue, recovery from other PRPs and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense for such unrecoverable amounts.

      Under the CERCLA, the U.S. EPA identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. Both sides of the litigation filed petitions for certiorari to the Colorado Supreme Court which granted a hearing on several issues, although the matter is still pending. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRP's. On December 16, 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis that PSCo failed to follow CERCLA guidelines in the cleanup. On January 15, 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals, which is still pending. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.1 million.

      PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, in October 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. In August 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, PSCo filed complaints against all applicable insurance carriers in the Denver District Court. In June 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. In August 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals, which is still pending. One carrier was excluded from the summary judgment; subsequently, that carrier received approval to be dismissed on the same basis as the other carriers. In March 1998, PSCo reached a settlement with another carrier who was not part of the Denver District Court action. In December 1998, the CPUC approved recovery of the electric jurisdictional net costs totaling approximately $3.1 million through PSCo's electric department earnings test over a five-year amortization period.

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

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal-fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) the use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and
c) allowances issued by the EPA and purchased from other companies. In addition, PSCo will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for these future plant modifications to meet NOx requirements total approximately $2.5 million and pertain to PSCo's Cherokee Unit 1 and 2 and Arapahoe Unit 3.

      PSCo has announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above, but will only do so if the following three conditions are met: 1) the Colorado General Assembly and the CPUC approve recovery of these costs, 2) PSCo obtains flexibility in operating the plants, and 3) PSCo is assured the emission reduction plan is sufficient to meet future state requirements for 15 years. Legislation was passed and signed into law during the second quarter of 1998. During the third quarter of 1998, PSCo and the CDPHE entered into a voluntary emissions reduction agreement under the legislation. In November 1998, the Company filed for recovery of these costs with the CPUC. The voluntary emissions reduction agreement will be effective only if the CPUC approves a cost recovery mechanism acceptable to PSCo.

Hayden Steam Electric Generating Station

      In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement, which effectively resolved this litigation. Installation of this emission control equipment is in process and on schedule in accordance with the settlement agreement. The initial installation of some equipment at Unit 1 was completed in late 1998.

Craig Steam Electric Generating Station

      In October 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. Settlement discussions were held in 1998, although no settlement was achieved. There have been no further settlement discussions. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that this potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Fort St. Vrain Defueling and Decommissioning

      In 1989, PSCo announced its decision to end nuclear operations at Fort St. Vrain. Defueling of the reactor to the Independent Spent Fuel Storage Installation ("ISFSI") was completed in June 1992. In March 1996, PSCo and the decommissioning contractors announced that the physical decommissioning activities at the facility had been completed. The final site survey was completed in late October 1996. On August 5, 1997, the NRC approved PSCo's request to terminate the Part 50 license. This concluded the decommissioning activities as the facilities and the site was released for unrestricted use. PSCo is currently operating a gas-fired combined cycle steam generation plant at this facility.

      On February 9, 1996, PSCo and the DOE entered into an agreement resolving all the defueling issues. As part of this agreement, PSCo has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI,
2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay PSCo $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) PSCo provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the NRC to transfer the title of the ISFSI. The NRC is reviewing this request and PSCo anticipates approval in early 1999.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings were positively impacted for 1997 and 1996 by approximately $5 million and $16 million, respectively. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by PSCo, including legal fees, is to be refunded or credited to customers. At December 31, 1998, a $4.7 million refund to customers has been recorded on the consolidated balance sheet.

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

Leyden Gas Storage Facility

      During August 1998, a Jefferson County, Colorado District Court jury found PSCo liable for approximately $1.8 million for the reduction in land value and related damages resulting from the allegations that natural gas had migrated from the Leyden Gas Storage facility. PSCo appealed the judgment. The affected land is located north of, but not immediately adjacent to, the storage facility. Additionally, PSCo has requested condemnation authorization for a buffer zone from the Colorado Oil and Gas Conservation Commission.

Fuel Purchase Requirements

Coal Purchases and Transportation

      PSCo and SPS have in place various long-term contracts for the purchase and transportation of coal (and with respect to SPS, the processing of coal for deliveries to its bunkers) which are used in the generation of electricity. These contracts expire on various dates through 2017 and at December 31, 1998, the total estimated obligations, based on 1998 prices, for PSCo were approximately $729.2 million, and for SPS were approximately $1.2 billion.

Gas Purchases and Transportation

      PSCo and Cheyenne have long-term contracts for the purchase, firm transportation and storage of natural gas. These contracts, excluding the thirty-year contract with Young Storage which has been accounted for as a capital lease, are primarily used to support distribution of natural gas and the majority of these contracts expire on various dates through 2002. At December 31, 1998, PSCo has minimum annual obligations under such contracts of approximately $167 million in 1999 declining thereafter for a total estimated commitment of approximately $245 million. The combined PSCo and Cheyenne minimum annual obligation at December 31, 1998, under such contracts is approximately $169 million in 1999 declining thereafter for a total estimated commitment of approximately $248 million. SPS does not have any long-term contracts with minimum obligations.

Purchased Power

      PSCo, SPS and Cheyenne have entered into agreements with utilities and QFs for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations.

      PSCo and SPS have various pay-for-performance contracts with QFs having expiration dates through the year 2022. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates and other cost recovery mechanisms. Additionally, the Company's regulated utilities have long-term purchased power contracts with various regional utilities expiring through 2018. Total capacity and energy payments associated with such contracts for NCE were $490 million, $477 million, and $473 million; for PSCo such payments were $439 million, $452 million and $453 million; and, for SPS such payments were $23 million, $15 million and $20 million in 1998, 1997 and 1996, respectively.

      At December 31, 1998, the estimated future payments for capacity that NCE, PSCo and SPS are obligated to purchase, subject to availability, are as follows (in thousands):

                                                            Regional
                                                   QFs     Utilities     Total
                                                   ---     ---------     -----
NCE
  1999..............................        $  156,489   $  182,969  $  339,458
  2000..............................           153,808      163,990     317,798
  2001..............................           151,903      142,301     294,204
  2002..............................           139,656      130,534     270,190
  2003..............................           128,171      119,397     247,568
  2004 and thereafter...............         1,053,855    1,018,503   2,072,359
                                             ---------   ----------   ---------
   Total............................        $1,783,882   $1,757,694  $3,541,576
                                            ==========   ==========  ==========

PSCo
  1999..............................        $  140,445   $  166,620  $  307,065
  2000..............................           137,497      155,227     292,724
  2001..............................           135,323      142,301     277,624
  2002..............................           122,802      130,534     253,336
  2003..............................           111,035      119,397     230,432
  2004 and thereafter...............           758,917    1,018,504   1,777,421
                                               -------    ---------   ---------
   Total............................        $1,406,019   $1,732,583  $3,138,602
                                            ==========   ==========  ==========

SPS
  1999..............................          $ 16,044      $ 7,923    $ 23,967
  2000..............................            16,311            -      16,311
  2001..............................            16,580            -      16,580
  2002..............................            16,854            -      16,854
  2003..............................            17,136            -      17,136
  2004 and thereafter...............           294,938            -     294,938
                                               -------      -------     -------
   Total............................          $377,863      $ 7,923    $385,786
                                              ========      =======    ========

      Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.

System Purchase Option

      SPS and the City of Las Cruces, New Mexico ("the City") entered into a System Purchase Option and Rate Agreement in August 1994, which grants the City the option to sell to SPS the electric utility system serving the City (including distribution, subtransmission and transmission facilities), which the City plans to acquire from El Paso Electric Company ("EPE") by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price which would be paid by SPS would be equal to the amount required to retire all outstanding debt incurred by the City in acquiring the facilities plus the City's reasonable costs in acquiring the facilities. SPS has the right to terminate the agreement if, in SPS's sole discretion, it determines that any proposed condemnation award is excessive or upon the occurrence of certain other events. The agreement also provides that, if the City abandons or dismisses condemnation proceedings as a consequence of SPS's termination of the agreement, SPS will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order. It is anticipated that the City will file a in suit in State District Court in 1999 seeking to condemn the electric distribution facilities of EPE. In conjunction with the agreement, the NMPRC has initiated Case 2651 to investigate whether the agreement constitutes a security, or the guarantee of a security, under the New Mexico Public Utility Act. SPS has responded to the Commission's Order to Show Cause and does not believe the agreement to be a security or the guarantee of a security. A hearing was conducted in Case 2651 in July 1997. On November 24, 1998, the NMPRC issued an order dismissing the investigation.

Other
      In connection with an agreement for the sale of electric power, SPS guaranteed certain obligations of a customer totaling $48 million at December 31, 1997. These obligations are related to the construction of certain utility property that, in the event of default by the customer, would revert to SPS. Additionally, the Company and its subsidiaries have commitments related to the purchase of materials, plant and equipment additions, DSM expenditures and other various items resulting from the normal course of business.

Tax Matters

      PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, the Company's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. A Request for Technical Advice was filed with the IRS National Office on January 15, 1999, with respect to the proposed adjustment.

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

Year 2000 Issue

      The Y2K issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which may be, date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is addressing all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory phase and assessment phase for IT systems were completed in 1998. Additionally, approximately 77% of the remediation and testing phase for all critical IT systems was completed in 1998 with the remaining remediation and testing planned to be completed by June 30, 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases are complete. Remediation and testing for non-IT systems were approximately 46% complete at December 31, 1998;the remainder is expected to be completed by September 30, 1999. Systems critical to the generation and delivery of energy are expected to be completed by June 30, 1999.

      The Company has identified third parties, with which it has material business relationships including interconnected utilities, telecommunications service providers, fuel and water suppliers, equipment suppliers, leased facilities and financial institutions. Subject matter experts, along with functional managers, continue to evaluate the current list of third parties and have ongoing discussions with these and other critical suppliers about their Y2K readiness and contingency planning efforts.

      The Company currently expects to incur costs of approximately $25 million to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. This includes approximately $19 million for inventory, assessment, remediation and testing and approximately $6 million for the replacement of automated system components. Furthermore, the Company expects to spend approximately $15 million in capital expenditures for the accelerated replacement of certain non-compliant IT systems, which are expected to be implemented by September 30, 1999. The majority of all Y2K costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred through December 31, 1998, and the estimated costs to be incurred during 1999 (in millions).

                                              Actual Costs  Estimated  Estimated
                                             1998 and Prior   1999      Total
                                             --------------   ----      -----

      Operating expenses....................   $  8.2        $ 11.1    $ 19.3
      Capital expenditures .................      7.1          13.4      20.5

      Yorkshire Power has also undertaken activities to address Y2K issues. The estimated proportionate share of Yorkshire Power's incremental Y2K costs (costs which would not have been required in the normal course of business) that will flow through to the Company's earnings as a result of such activities is not expected to have a material impact on the financial condition or results of operations of the Company.

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      If correction or replacement of non-compliant systems are not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Leasing Program

      The Company's subsidiaries lease various equipment and facilities used in the normal course of business, some of which are accounted for as capital leases. Expiration of the capital leases range from 1999 to 2025. The net book value of property under capital leases was $39.8 million and $39.6 million for NCE and PSCo, respectively at December 31, 1998 and $44.7 million and $44.4 million for NCE and PSCo, respectively, at December 31, 1997. Assets acquired under capital leases are recorded as property at the lower of fair-marketvalue or the present value of future lease payments and are amortized over their actual contract term in accordance with practices allowed by regulators. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

      The majority of the operating leases are under a leasing program that has initial noncancellable terms of one year, while the remaining leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1998, 1997 and 1996 was $15.5 million, $36.2 million and $26.9 million, respectively, for NCE; $12.2 million, $31.1 million and $25.0 million, respectively, for PSCo; and $2.4 million, $4.3 million and $3.7 million, respectively, for SPS. SPS's rental expense for the Transition Period was $1.2 million.

      Estimated future minimum lease payments at December 31, 1998, are as follows (in thousands):

Capital Leases
                                                          NCE        PSCo
                                                          ---        ----
1999 ..............................................    $ 8,020     $ 7,890
2000...............................................      5,158       5,092
2001...............................................      5,035       5,035
2002...............................................      4,820       4,820
2003...............................................      4,646       4,646
All years thereafter...............................     71,711      71,711
                                                       -------     -------
    Total future minimum lease payments                 99,390      99,194
    Less amounts representing interest.............     59,639      59,639
                                                       -------     -------
    Present value of net minimum lease payments....    $39,751     $39,555
                                                       =======     =======

Operating Leases
                                              NCE        PSCo         SPS
                                              ---        ----         ---
1999..................................     $13,512     $10,451     $ 2,292
2000..................................      10,647       8,012       2,195
2001..................................       5,450       3,297       1,860
2002..................................         499         347          31
2003..................................         379         245          26
All years thereafter.................        7,752       7,313          52
                                           -------     -------     -------
    Total future minimum lease payments    $38,239     $29,665     $ 6,456
                                           =======     =======     =======

Employee Matters

      The Company and its subsidiaries are engaged in certain employment related litigation and intend to contest, or are actively contesting, all such claims, and believe that the ultimate outcome will not have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Union Contracts

PSCo

      The current Collective Bargaining Agreement is a three-year agreement extending from June 1, 1997 through May 31, 2000 with wage increases of 3%, 3% and 3.25% beginning in each year of the agreement 1997, 1998 and 1999, respectively. Approximately 1,946 employees, or 62% of PSCo's total workforce at December 31, 1998, are represented by the International Brotherhood of Electrical Workers, ("IBEW"), Local 111.

SPS

      The current Collective Bargaining Agreement is a three-year agreement extending from November 1, 1996 through November 1, 1999 with wage increases of 3% in each year of the agreement. Approximately 805 employees, or 60% of SPS's total workforce at December 31, 1998, are represented by the IBEW, Local 602.

11.  Jointly-Owned Electric Utility Plants (NCE and PSCo)

      The Company's investments in jointly-owned plants (PSCo participation) and its ownership percentages as of December 31, 1998, are (in thousands):

                                      Plant               Construction
                                       in     Accumulated    Work in
                                     Service Depreciation   Progress Ownership %

   Hayden Unit 1................   $ 70,191    $ 31,785     $  2,841      75.50
   Hayden Unit 2................     58,257      35,518       11,191      37.40
   Hayden Common Facilities.....     23,411         720        1,350      53.10
   Craig Units 1 & 2............     57,660      25,985           50       9.72
   Craig Common Facilities
     Units 1 & 2 ...............     10,990       3,388           30       9.72
   Craig Common Facilities
      Units 1,2 & 3 ............      8,773       3,698            1       6.47
   Transmission Facilities,
     Including Substations .....     79,722      24,703           92   42.0-73.0
                                     ------      ------          ---
                                   $309,004    $125,797     $ 15,555
                                   ========    ========     ========

      These assets include approximately 320 Mw of net dependable generating capacity. PSCo is responsible for its proportionate share of operating expenses (reflected in PSCo's and the Company's consolidated statements of income) and construction expenditures. The increase in plant in service in 1998 and the construction work in progress amounts for Hayden Unit 1, Hayden Unit 2 and Hayden Common Facilities include construction expenditures for installing emission control equipment for these facilities as discussed in Note 10.

12. Employee Benefits (NCE, PSCo and SPS)

      The FASB issued SFAS No.132, "Employers' Disclosures about Pensions & Other Postretirement Benefits", effective for 1998. This standard does not change the measurement or recognition of costs for pension or other postretirement plans but rather standardizes disclosures.

Pensions

      The Company and its subsidiaries maintain tax qualified noncontributory defined benefit pension plans which cover substantially all employees. At December 31, 1998, there were 5,839, 3,118, and 1,276 NCE, PSCo and SPS employees, respectively, participating in these plans. NCE, as the plan sponsor, has overall responsibility for directly allocating such costs of each individual plan to each of the participating employers. This allocation was determined by the plans' actuary based on benefit obligations for active participants.

      Plan assets are held in a master trust. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company's funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.

      A comparison of the actuarially computed benefit obligation and plan assets at December 31, 1998 and 1997, is presented in the following table (in thousands).

                                          1998         1997
                                          ----         ----
Change in Benefit Obligation

Obligation at January 1............    $  991,973    $  919,452
Service cost.......................        23,902        18,418
Interest cost......................        66,735        68,327
Plan amendments *..................       (60,014)            -
Actuarial loss.....................        52,416        42,460
Benefit payments...................       (61,221)      (54,412)
Curtailment........................             -        (2,272)
                                           ------        ------
Obligation at December 31..........    $1,013,791    $  991,973
                                       ==========    ==========

Change in Fair Value of Plan Assets

Fair value of plan assets at January 1 $1,131,270    $  996,085
Actual return on plan assets.......       168,872       189,597
Benefit payments...................       (61,221)      (54,412)
                                          -------       -------
Fair value of plan assets at
  December 31 .....................    $1,238,921    $1,131,270
                                       ==========    ==========

Funded Status

Funded status at December 31.......    $  255,130    $  139,297
Unrecognized transition asset......       (30,871)      (38,109)
Unrecognized prior-service cost (credit)  (33,073)       26,477
Unrecognized gain..................      (120,838)     (111,190)
                                         --------      --------
NCE prepaid pension asset..........    $   40,348     $  16,475
                                       ==========     =========
PSCo  prepaid pension asset........    $   15,089     $   9,925
                                       ==========     =========
SPS  prepaid pension asset.........    $   24,611     $   7,243
                                       ==========     =========

* Effective July 1, 1998, a new cash balance plan was established by NCE. The NCE board of directors approved amendments to the existing pension plans and the plan assets and obligation for all non-bargaining unit employees were transferred into this plan.

                                           1998        1997
                                           ----        ----
Significant assumptions:
  Discount rate                           6.75%        7.0%
  Expected long-term increase
   in compensation level                   4.0%        4.0%

      Cumulative variances between actual experience and assumptions for costs and returns on assets, outside of a 10% corridor of the greater of plan assets and obligations, are amortized over the average remaining service lives of employees in the plans.

      The components of net periodic pension cost (credit) are as follows (in thousands):

NCE                                           1998        1997     1996
---                                          -------     ------   -----

Service cost...............................  $ 23,902   $ 18,418  $21,226
Interest cost..............................    66,735     68,327   66,503
Expected return on plan assets.............  (103,928)   (89,567) (75,723)
Curtailment................................         -        126        -
Amortization of transition asset...........    (7,238)    (7,238)  (7,238)
Amortization of prior-service cost (credit)      (464)     2,431    2,440
Amortization of net gain...................    (2,880)    (2,395)    (801)
                                             -------      ------   ------
NCE net periodic pension cost (credit).....  $(23,873)  $ (9,898) $ 6,407
                                             ========   ========  =======
PSCo net periodic pension cost (credit)....  $ (5,093)  $  2,318  $ 6,856
                                             ========   ========  =======
SPS net periodic pension cost (credit).....  $(15,175)  $(10,968) $   855
                                             ========   ========  =======

                                                                  SPS
                                                              Transition
1996                                          PSCo       SPS    Period
----                                         ------    ------   --------

Service cost............................... $ 14,317  $  6,846  $ 2,390
Interest cost..............................   46,497    20,266    7,066
Expected return on plan  assets............  (53,739)  (20,984)  (8,263)
Amortization of transition asset...........   (3,674)   (3,564)  (1,188)
Amortization of prior-service cost.........    2,304       136       45
Amortization of net loss (gain)............    1,151    (1,845)     (59)
                                             -------   -------   ------
Net periodic pension cost.................. $  6,856  $    855   $   (9)
                                            ========  ========   ======

                                               1998     1997         1996
                                             -------   ------    ------------
                                                                 PSCo     SPS
                                                                 ----     ---
Significant assumptions:
  Discount rate............................     7.0%   7.5-8.0%  7.25%    8.0%
  Expected long-term increase in
   compensation level .....................     4.0%  4.25-6.0%   4.0%    6.0%
  Expected weighted average long-term rate
   of return on assets ....................     9.5%      9.75%  9.75%    8.0%

      Additionally,   the  Company  maintains  noncontributory  defined  benefit supplemental retirement income plans ("Supplemental Plan") for certain qualifying executive personnel. The Supplemental Plan benefits are paid out of/or funded through the Company's general fund.

Defined Contribution Plans

      The Company and its subsidiaries maintain defined contribution plans which cover substantially all employees. Total contributions to these plans by the Company and its subsidiaries were approximately $12 million in 1998, 1997 and 1996.

Postretirement Benefits Other Than Pensions

      The Company and its subsidiaries provide certain postretirement health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. PSCo, SPS, NCS and other NCE affiliates participate in these plans. NCE, as the plan sponsor, will continue to reflect the costs of these plans in accordance with SFAS 106 and directly allocate such costs to each of the participating employers. Historically, the Company recorded the cost of these benefits for these plans on a pay-as-you-go basis. The Company's subsidiaries have adopted SFAS 106 which requires the accrual, during the years that an employee renders service to the Company, of the expected cost of providing these benefits to the employee. The Company is amortizing the transition obligations for these plans over a period of 20 years.

      Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

      PSCo adopted SFAS 106 based on a level of expense determined in accordance with the CPUC. PSCo transitioned to full accrual accounting for OPEB costs between January 1, 1993 and December 31, 1997, consistent with the accounting requirements for rate regulated enterprises. All OPEB costs deferred during the transition period will be amortized on a straight line basis over the subsequent 15 years.

      Additionally, certain state agencies, which regulate the Company's utility subsidiaries, have issued guidelines related to the recovery or funding of OPEB costs. SPS is required to fund SFAS 106 costs for Texas and New Mexico jurisdictional amounts collected in rates and PSCo and Cheyenne are required to fund SFAS 106 costs in irrevocable external trusts which are dedicated to the payment of these postretirement benefits.

      A comparison of the actuarially computed benefit obligation and plan assets at December 31, 1998 and 1997, is presented in the following table (in thousands):

                                         1998        1997
                                         ----        ----
Change in Benefit Obligation

Obligation at January 1............    $376,685    $350,354
Service cost.......................       4,917       6,120
Interest cost......................      26,503      26,537
Plan amendments....................     (14,346)          -
Actuarial loss.....................      20,310      16,627
Benefit payments...................     (16,874)    (21,253)
Curtailment........................           -      (1,700)
                                         ------     -------
Obligation at December 31..........    $397,195    $376,685
                                       ========    ========

Change in Fair Value of Plan Assets

Fair value of plan assets at January 1 $112,324    $ 88,673
Actuarial return on plan assets....      14,158       1,423
Employer contributions.............      26,928      28,908
Employee contributions.............         535       1,886
Benefit payments...................      (7,717)     (8,566)
                                        -------     -------
Fair value of plan assets at
 December 31 ......................    $146,228    $112,324
                                       ========    ========

Funded Status

Funded status at December 31.......    $250,967    $264,361
Unrecognized transition obligation.    (212,648)   (227,724)
Unrecognized prior-service credit..      13,588           -
Unrecognized gain..................       9,825      26,079
                                         ------      ------
NCE accrued benefit cost...........    $ 61,732    $ 62,716
                                       ========    ========
PSCo accrued benefit cost..........    $ 55,537    $ 58,695
                                       ========    ========
SPS accrued benefit cost...........    $  5,941    $  3,800
                                       ========    ========

                                        1998        1997
                                        ----        ----
Significant assumptions:
  Discount rate                         6.75%        7.0%
  Expected long-term increase in
   compensation level                    4.0%        4.0%

      The components of net periodic postretirement benefit cost are as follows (in thousands):

NCE                                           1998        1997       1996
---                                          ------      ------      -----
Service cost...............................  $  4,917    $  6,121  $  8,191
Interest cost..............................    26,503      26,537    27,998
Expected return on plan assets.............   (10,767)     (8,078)   (6,233)
Curtailment................................         -       3,323         -
Amortization of transition obligation......    15,076      14,992    15,388
Amortization of prior-service cost (credit)      (757)          -         -
Amortization of net gain...................      (786)     (1,162)      (90)
Net periodic postretirement benefit costs..    34,186      41,733    45,254
OPEB expense recognized in accordance with
 current regulations ......................   (39,859)    (36,351)  (37,981)
Increase (decrease) in regulatory
 asset (Note 1) ..........................     (5,673)      5,382     7,273
Regulatory asset at beginning of year......    63,023      57,641    50,368
                                              -------      ------    ------
Regulatory asset at end of period..........  $ 57,350    $ 63,023  $ 57,641
                                             ========    ========  ========

                                                   1998             1997
                                             ----------------   --------------
                                              PSCo        SPS      PSCo    SPS
                                              ----        ---      ----    ---
Net periodic postretirement benefit costs..  $ 26,044   $3,295  $29,025  $8,199
OPEB expense recognized in accordance with
  current regulations .....................   (31,578)  (3,434) (23,479) (8,363)
Increase (decrease) in regulatory
  asset (Note 1) ..........................    (5,534)    (139)    5,546   (164)
Regulatory asset at beginning of year......    59,995    3,028    54,449  3,192
                                              -------   ------   -------  -----
Regulatory asset at end of period..........  $ 54,461   $2,889   $59,995 $3,028
                                             ========   ======   =======  =====

                                                                  SPS
                                                                Transition
1996                                          PSCo       SPS     Period
----                                         ------    ------   ---------
Service cost...............................  $ 6,928  $ 1,266   $  419
Interest cost..............................   22,982    5,109    1,608
Expected return on plan assets.............   (4,500)  (1,589)    (674)
Amortization of transition obligation......   12,710    2,674      892
Amortization of net gain...................        -        -      (87)
                                             -------   ------   ------
Net periodic postretirement benefit costs..   38,120    7,460    2,158
OPEB expense recognized in accordance with
 current regulations ......................  (31,271)  (6,715)  (2,230)
                                             -------   ------   ------
Increase in regulatory asset (Note 1)......    6,849      745      (72)
Regulatory asset at beginning of year......   47,600    2,519    3,264
                                             -------   ------   ------
Regulatory asset at end of period..........  $54,449   $3,264   $3,192
                                             =======   ======   ======

                                               1998     1997       1996
                                             -------   ------   -----------
                                                                PSCo    SPS
                                                                ----    ---
Significant assumptions:
  Discount rate............................    7.0%   7.5-8.0%  7.25%   8.0%
  Expected long-term increase in
    compensation level ....................    4.0%   4.0-6.0%   4.0%   6.0%
  Expected weighted average long-term rate
    of return on assets ...................    9.5%   9.75%     9.75%   8.0%

      The assumed health care cost trend rate for 1998 is 8.5%, decreasing to 4.5% in 2007 in 0.5% annual increments. A 1% increase in the assumed health care cost trend rate would have the following effects (in thousands):

                                                   NCE                          PSCo                       SPS
                                        1% Increase   1% Decrease   1% Increase   1% Decrease   1% Increase     1% Decrease
                                        -----------    ----------   -----------   -----------   -----------     -----------

Effect on total of
 service and interest cost
 components of net periodic
 postretirement benefit cost.........   $ 3,300         $ (2,600)        $ 2,364     $(1,911)       $  787         $  (634)

Effect on the accumulated
 postretirement benefit obligation...   $38,200         $(31,300)        $27,290     $(22,509)      $9,414         $(7,681)

Postemployment Benefits

      The Company and its subsidiaries provide certain benefits to former or inactive employees after employment but before retirement (postemployment benefits). At December 31, 1998, the Company has recorded a $31.3 million liability on the consolidated balance sheet, using an assumed discount rate of 6.75%. The costs of the benefit were historically recorded on a pay-as-you-go basis prior to the adoption of SFAS 112 in 1994, which required accrual accounting. PSCo and Cheyenne recorded regulatory assets upon the adoption of SFAS 112 in anticipation of obtaining future rate recovery of these costs (see
Note 1. Summary of Significant Accounting Policies Regulatory Assets and Liabilities). PSCo received FERC approval in 1997 to recover the electric wholesale jurisdictional portion of its regulatory asset and Cheyenne received WPSC approval in 1997 to recover its gas jurisdictional portion. The CPUC allowed recovery of postemployment benefit costs on an accrual basis in connection with PSCo's 1996 gas rate case, but denied PSCo's request to amortize its approximately $8.9 million regulatory asset (gas jurisdictional) portion. PSCo has appealed to the Denver District Court the decision related to this issue. A final determination on the recovery of PSCo's retail electric jurisdictional portion has not been made. Management believes it is probable that the Company will receive the required regulatory approvals to recover these costs in the future.

Incentive Compensation

      The Company and its subsidiaries have Incentive Compensation Plans ("Incentive Plans"), which provide for annual and long-term incentive awards for key employees. Approximately 5 million shares of common stock have been authorized for these Incentive Plans for the issuance of restricted shares and/or stock options, with certain vesting and/or exercise requirements. The Company recognizes compensation expense for restricted stock awards based on the fair value of the Company's common stock on the date of grant, consistent with SFAS 123. Cash, restricted stock and stock option awards were made under these plans during 1998, 1997 and 1996.

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options equals the fair-market value of the Company's common stock at the date of grant. Assuming compensation cost for the Company, PSCo and SPS had been determined consistent with SFAS 123 using the fair-value based method, the Company's net income would have been reduced by approximately $1.1 million and $2.8 million in 1998 and 1997, respectively, which would have reduced earnings per share by approximately $0.01 and $0.03, respectively. The net income would have been reduced by an insignificant amount with no impact on earnings per share for 1996.

SFAS 123's method of accounting for stock-based compensation plans has not been applied to options granted prior to January 1, 1995, and as a result the pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock options at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                                    NCE*                    PSCo                         SPS
                              ---------------           ---------------              ---------------
                                       Weighted-                   Weighted-                      Weighted-
                                       Average                     Average                        Average
                              Shares   Exercise Price    Shares    Exercise Price     Shares    Exercise Price
                              ------   --------------    ------    --------------     ------    --------------
1998
Outstanding at beginning
 of year                    2,085,632     $   41.10
Granted                       570,200         47.55
Exercised                     187,198         34.61
Forfeited                      38,607         45.10
                               ------
Outstanding at end of year  2,430,027         43.07
                            =========
Exercisable at end of year  1,650,088         40.99
                            =========
Weighted-average fair value
of options granted                         $   4.40

1997
Outstanding at beginning
 of year                      477,783      $  31.46      441,227       $31.38         38,480      $30.80
Granted                     1,690,147         43.32       62,100        39.00          2,147       37.24
Exercised                      78,647         30.34       40,404        29.57          3,666       30.81
Forfeited                       3,651         33.41        3,651        33.41              -           -
Converted to NCE options at
Merger date                         -             -      459,272        32.56         36,961       32.70
                               ------       -------      -------
Outstanding at end of year  2,085,632         41.10            -         -                 -           -
                            =========         =====         ====                       =====
Exercisable at end of year    431,071         32.66            -         -                 -           -
                            =========         =====         ====                       =====

Weighted-average fair value
of options granted                          $  5.45                   $  4.23                     $ 3.70

1996
Outstanding at beginning
  of year                     407,117        $29.78      347,931      $ 29.33         62,301      $30.78
Granted                       158,270         35.13      158,270        35.13              -           -
Exercised                      74,303         30.87       51,673        30.21         21,647       30.76
Forfeited                      13,301         32.48       13,301        32.84              -           -
                               ------                     ------                       -----
Outstanding at year
 of year                      477,783         31.46      441,227        31.38         40,654       30.79
                              =======                     =======                     ======

Exercisable at end of year    158,970         29.05      158,970        29.05              -           -
                              =======                    =======                       =====

Weighted-average fair value
of options granted                           $ 4.31                   $  4.31                     $    -

SPS Transition Period
Outstanding at beginning of year                                                      40,654      $ 30.79
Granted.                                                                                   -            -
Exercised                                                                              2,174        30.69
Forfeited                                                                                  -            -
                                                                                       -----
Outstanding at year of year                                                           38,480        30.80
                                                                                      ======
Exercisable at end of year                                                                 -
                                                                                      ======

* For 1997 and 1996 the amounts reflect the conversion of SPS and PSCo stock options to NCE stock options.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option-Pricing   Model  with  the   following   weighted-average
assumptions:
                                                    1998       1997      1996
                                                 --------   --------   --------
Expected  option life.....................       10 years   10 years  10 years
Stock volatility..........................          13.8%      13.3%    11.95%
Risk-free interest rate...................          5.08%      6.15%     6.21%
Dividend yield............................           5.4%       5.4%      5.8%

      Additionally, NCE, PSCo and SPS have other plans, which provide for cash awards to all employees based on the achievement of corporate goals, of which certain goals were met in each of the last three years. The expenses accrued under the incentive programs for the years 1998, 1997 and 1996 are as follows (in millions of dollars):

                                               1998      1997     1996
                                              -------   ------   -----

NCE........................................    $ 11.3    $ 4.2  $ 10.9
PSCo.......................................       3.4      2.7     7.8
SPS........................................       1.9      1.1     3.1

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

13.  Income Taxes (NCE, PSCo and SPS)

      The provisions for income taxes for NCE and PSCo for the years ended December 31, 1998, 1997 and 1996, and for SPS for the years ended December 31, 1998, 1997 and August 31, 1996 and for the four months ended December 31, 1996 consist of the following (in thousands of dollars):

            1998                                NCE          PSCo          SPS
                                                ---          ----          ---
Current income taxes:
   Federal..........................         $126,122     $91,122     $71,954
   State............................            8,448       8,176       2,592
                                             --------     -------     -------
Total current income taxes..........          134,570      99,298      74,546
                                             --------     -------     -------
Deferred income taxes:
   Federal..........................            5,433       6,014      (8,266)
   State............................              815       1,078        (334)
                                             --------     -------     -------
   Total deferred income taxes......            6,248       7,092      (8,600)
                                             --------     -------     -------

Investment tax credits - net........           (5,222)     (4,896)       (250)
                                             --------     -------     -------

Total provision for income taxes....         $135,596     $101,494    $65,696
                                             ========     ========    =======


            1997                                NCE          PSCo          SPS
                                                ---          ----          ---
Current income taxes:
   Federal..........................         $ 82,337     $55,041     $43,401
   State............................            4,872       3,601       2,057
                                             --------     -------     -------
Total current income taxes..........           87,209      58,642      45,458
                                             --------     -------     -------
Deferred income taxes:
   Federal..........................           45,537      31,548       3,045
   State............................            6,674       5,842         542
                                             --------     -------     -------
   Total deferred income taxes......           52,211      37,390       3,587
                                             --------     -------     -------

Investment tax credits - net........           (5,501)     (5,219)       (250)
                                             --------     -------     -------

Total provision for income taxes....         $133,919     $90,813     $48,795
                                             ========     =======     =======

            1996                                NCE          PSCo          SPS
                                                ---          ----          ---
Current income taxes:
   Federal..........................         $ 79,365     $41,737     $46,435
   State............................            2,832         951       2,689
                                             --------     -------     -------
     Total current income taxes.....           82,197      42,688      49,124
                                             --------     -------     -------
Deferred income taxes:
   Federal..........................           70,964      53,612      15,776
   State............................            7,998       7,287         647
                                             --------     -------     -------
   Total deferred income taxes......           78,962      60,899      16,423
                                             --------     -------     -------

Investment tax credits - net........           (7,506)     (7,256)       (250)
                                             --------     -------     -------

Total provision for income taxes....         $153,653     $96,331     $65,297
                                             ========     =======     =======

                                          Four Months Ending December 31,
            SPS - Transition Period           1996           1995
                                          ---------       ---------
                                                          (unaudited)
Current income taxes:
   Federal..........................      $  5,991        $14,799
   State............................           190            998
                                          --------        -------
     Total current income taxes.....         6,181         15,797
                                          --------        -------
Deferred income taxes:
   Federal..........................         4,697          3,117
   State............................           192            132
                                          --------        -------
   Total deferred income taxes......         4,889          3,249
                                          --------        -------

Investment tax credits - net........           (83)           (83)
                                          --------        -------

Total provision for income taxes....      $ 10,987        $18,963
                                          ========        =======

      A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows (in thousands):

            1998
                                        NCE           PSCo              SPS
                                        ---           ----              ---
Tax computed at U.S. statutory
  rate on pre-tax accounting income  $169,010  35.0%  $105,559  35.0% $ 63,239   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........        (6,072) (1.3)    (4,315) (1.4)  (1,730)   (1.0)
  Amortization of investment tax
   credits ....................        (5,221) (1.1)    (4,896) (1.6)    (250)   (0.1)
   State income taxes, net of
     Federal income tax  benefit        6,010   1.2      6,015   2.0    1,468     0.8
  Cash surrender value of life
   insurance policies..........       (14,553) (3.0)   (14,478) (4.8)     (76)    -
  Amortization of prior
    flow-through amounts ......        10,509   2.2     10,446   3.5        -     -
  Merger related costs -
    non-deductible ............         1,482   0.3          -     -      562     0.3
  Foreign tax credit...........       (15,457) (3.2)    (1,363) (0.5)       -     -
  International treaty tax relief     (12,806) (2.7)    (1,129) (0.4)       -     -
  Other-net....................         2,694   0.7      5,655   1.9    2,483     1.4
                                        -----  ----     ------  ----    ------   ----
   Total income taxes..........      $135,596  28.1%  $101,494  33.7% $65,696    36.4
                                     ========  ====   ========  ===== =======   =====

            1997
                                        NCE           PSCo              SPS
                                        ---           ----              ---
Tax computed at U.S. statutory
 rate on pre-tax accounting
 income.........................     $142,506  35.0%  $103,199  35.0% $43,529    35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........        (2,220) (0.6)    (2,222) (0.8)      (2)     -
  Amortization of investment tax
   credits ....................        (5,501) (1.4)    (5,219) (1.8)    (250)   (0.2)
   State income taxes, net of
    Federal income tax  benefit         6,617   1.6      5,250   1.8    1,689     1.4
  Cash surrender value of life
   insurance policies..........       (12,952) (3.2)   (12,876) (4.4)     (76)   (0.1)
  Amortization of prior
   flow-through amounts .......        10,509   2.6     10,483   3.6        -     -
  Merger related costs -
   non-deductible .............         8,274   2.0      4,921   1.7    3,352     2.7
  Foreign tax credit...........        (7,043) (1.7)    (7,043) (2.4)       -     -
  International treaty tax relief      (6,309) (1.4)    (6,309) (2.1)       -     -
  Other-net....................            38   0.0        629   0.2      553     0.4
                                        -----  -----    ------  ----   ------   -----
   Total income taxes..........      $133,919  32.9%  $ 90,813  30.8% $48,795    39.2%
                                     ========  ====   ========  ====  =======    =====

            1996
                                        NCE           PSCo              SPS
                                        ---           ----              ---
Tax computed at U.S. statutory
 rate on pre-tax accounting
 income... ....................      $153,287  35.0%  $100,337  35.0% $59,874   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........        (1,685) (0.3)    (1,438) (0.5)    (248)  (0.1)
  Amortization of investment tax
   credits ....................        (7,506) (1.7)    (7,256) (2.5)    (250)  (0.1)
   State income taxes, net of
   Federal income tax benefit           6,579   1.5      5,356   1.9    1,748    0.9
  Cash surrender value of life
   insurance policies..........       (11,265) (2.6)   (11,265) (3.9)     (76)   -
  Amortization of prior
   flow-through amounts .......        10,509   2.4     10,509   3.6        -    -
  Merger related costs -
   non-deductible .............         4,258   1.0      2,574   0.9     2,006   1.2
  Other-net....................          (524) (0.2)    (2,486) (0.9)    2,243   1.3
                                        -----  -----    ------  ----     -----   ---
   Total income taxes..........      $153,653  35.1%  $ 96,331  33.6%  $65,297  38.2%
                                     ========  ====   ========  =====  =======  ====

            SPS Transition Period      Four Months Ending December 31,
                                        1996           1995
                                   -------------  --------------
                                                    (unaudited)
Tax computed at U.S. statutory
 rate on pre-tax accounting
 income... .....................    $10,544  35.0%  $17,468   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
   during construction.........        (144) (0.5)     (180)  (0.4)
  Amortization of investment tax
    credits ...................         (83) (0.3)      (83)  (0.2)
  State income taxes, net of
  Federal income tax benefit...         123   0.4       649    1.3
  Merger related costs -
   non-deductible .............         488   1.6       620    1.2
  Other-net....................          59   0.3       489    1.1
                                      -----   ---       ---   ----
   Total income taxes..........     $10,987  36.5%  $18,963   38.0%
                                    =======  ====   =======  ======

      The Company and its regulated subsidiaries have historically provided for deferred income taxes to the extent allowed by their regulatory agencies whereby deferred taxes were not provided on all differences between financial statement and taxable income (the flow-through method). At December 31, 1998, PSCo and SPS are fully normalized for FERC jurisdictional purposes. For state jurisdictional purposes, PSCo is fully normalized in Colorado and Wyoming, respectfully and SPS is fully normalized in Texas, Oklahoma, and New Mexico (see Note 9. Regulatory Matters -SPS Electric Cost adjustment Mechanisms). SPS is fully normalized to the extent allowed by its regulators in Kansas, with flow-through treatment of certain temporary differences. To give effect to temporary differences for which deferred taxes were not previously required to be provided, a regulatory asset was recognized. The regulatory asset represents temporary differences primarily associated with prior flow-through amounts and the equity component of allowance for funds used during construction, net of temporary differences related to unamortized investment tax credits and excess deferred income taxes that have resulted from historical reductions in tax rates (see Note 1. Summary of Significant Accounting Policies).

      The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows (in thousands in dollars):

            1998                                NCE          PSCo          SPS
                                                ---          ----          ---
Deferred income tax liabilities:
  Accelerated depreciation and
    amortization ...................        $ 762,538    $ 471,776    $ 280,949
  Plant basis differences (prior
    flow-through) ..................          150,210       98,208       52,383
  Allowance for equity funds used
    during construction ............           74,903       45,137       29,664
  Pensions..........................           29,915       35,053       (6,648)
  Other.............................          114,456       64,045       36,169
                                             --------      -------     --------
   Total............................        1,132,022      714,219      392,517
Deferred income tax assets:
  Investment tax credits............           61,912       58,315        2,925
  Contributions in aid of construction         87,685       84,720        2,172
  Other.............................           33,147       24,461       12,878
                                             --------      -------     --------
   Total............................          182,744      167,496       17,975
                                             --------      -------     --------
Net deferred income tax liability...        $ 949,278     $546,723     $374,542
                                             ========     ========     ========

            1997                                NCE          PSCo        SPS
                                                ---          ----        ---
Deferred income tax liabilities:
  Accelerated depreciation and
    amortization ...................        $ 724,879    $ 432,453    $ 278,566
  Plant basis differences (prior
   flow-through) ...................          173,523      118,332       54,384
  Allowance for equity funds used
   during construction .............           77,925       46,715       31,103
  Pensions..........................           31,832       33,105       (1,693)
  Other.............................          116,912       75,143       39,424
                                             --------      -------     --------
   Total............................        1,125,071      705,748      401,784
Deferred income tax assets:
  Investment tax credits............           65,111       61,333       3,065
  Contributions in aid of construction         72,424       69,560       2,172
  Other.............................           37,804       20,737      13,360
                                             --------      -------    --------
   Total............................          175,339      151,630      18,597
                                             --------      -------    --------
Net deferred income tax liability...         $949,732      $554,118   $383,187
                                             ========      ========   ========

      As of December 31, 1998, the consolidated group does not have any cumulative Federal or state tax credits which have not been realized. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future. The Company's management intends to reinvest indefinitely, its earnings from the foreign operations of Yorkshire Power. According, deferred income taxes have not been provided on any cumulative amount of unremitted earnings.

Note 14.  Business Segment Information (NCE, PSCo and SPS)

NCE:
      NCE has three reportable segments: electric utility, gas utility and international. The electric utility segment consists primarily of the activities of the three regulated operating companies that provide wholesale and retail electric service in the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. The gas utility segment consists primarily of the activities of three regulated operating companies providing retail gas service in the state of Colorado and Wyoming. The international segment consists of equity investments in foreign operations held by NCI since 1997. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those primarily include a company involved in non-regulated power and gas marketing activities throughout the United States; a company that invests in and develops cogeneration and energy related projects; a company that is engaged in engineering, design construction management and other miscellaneous services and a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                     Electric       Gas                      All
    1998             Utility      Utility  International    Other       Total
                     --------     -------  -------------    -----       -----
Revenues:
 External customers. $2,626,644  $653,438    $      -    $330,823    $3,610,905
 Intersegment.......        316     5,281           -      75,209        80,806
Electric margin.....  1,339,201         -           -       1,087     1,340,288
Gas margin..........          -   265,971           -      12,722       278,693
Equity in earnings of
  nonconsolidated
  subsidiaries .......        -         -      38,127      (2,026)       36,101
Interest charges and
  preferred dividend
  requirements .......  153,462    28,589         745      15,530       198,326
Income taxes..........  164,189    14,273     (15,817)    (12,075)      150,570
Depreciation &
 amortization ........  216,288    43,889         121       8,445       268,743
Segment profit (loss)   278,726    29,859      51,978       9,396       369,959
Segment assets......  4,777,189   973,263     333,069     482,560     6,566,081
Construction
 expenditures .......   412,005    99,038           -      97,929       608,972

                     Electric       Gas                      All
    1997             Utility      Utility  International    Other       Total
                     --------     -------  -------------    -----       -----
Total
Revenues:
 External customers. $2,450,498  $640,248    $      -    $251,779    $3,342,525
Intersegment........        293     3,825           -      25,819        29,937
Electric margin.....  1,269,080         -           -         987     1,270,067
Gas margin..........          -   268,423           -       4,882       273,305
Equity in earnings of
  nonconsolidated
  subsidiaries .....          -         -      35,499      (1,333)       34,166
Interest charges and
 preferred dividend
 requirements ......    151,718    27,376         186      14,168       193,448
Income taxes........    146,621    18,555      (1,186)    (26,875)      137,115
Depreciation &
  amortization          193,877    39,833          89       9,279       243,078
Segment profit (loss)   215,712    27,034      35,946       1,746       280,438
Segment assets......  4,770,091 1,060,633     290,845      90,401     6,211,970
Construction
  expenditures .....    365,219   105,894           -       4,384       475,497

                     Electric       Gas                      All
    1996             Utility      Utility  International    Other       Total
                     --------     -------  -------------    -----       -----
Total
Revenues:
 External customers. $2,408,733  $571,329    $      -    $116,972    $3,097,034
Intersegment........        733         -           -       7,008         7,741
Electric margin.....  1,270,520         -           -         157     1,270,677
Gas margin..........          -   239,521           -       7,813       247,334
Equity in earnings of
  nonconsolidated
  subsidiaries .....          -         -           -         389           389
Interest charges and
 preferred dividend
 requirements ......    141,380    23,665           -      14,759       179,804
Income taxes........    163,657    12,913           -     (22,917)      153,653
Depreciation &
 amortization ......    182,667    34,166           -       8,032       224,865
Segment profit (loss)   239,442    17,356           -      13,862       270,660
Segment assets......  4,529,294   933,666           -     135,362     5,598,322
Construction
 expenditures ......    357,201    96,842           -         925       454,968

Reconciliations:                            1998        1997        1996
                                          --------    --------    --------
Revenues
   Total revenues for reportable
     segments                           $3,280,398   $3,090,746   $2,980,062
   Intersegment revenue............         80,806       29,937        7,741
   Other revenues..................        330,507      251,779      116,972
   Elimination of intersegment revenues    (80,806)     (29,937)      (7,741)
                                            ------     --------       ------
      Total consolidated revenues..     $3,610,905   $3,342,525   $3,097,034
                                        ==========   ==========   ==========

Profit or Loss
   Total profit for reportable segments $  360,563   $  278,692   $  256,798
   Other profit (loss).............          9,396        1,743       13,862
   Other unallocated amounts.......        (28,002)     (18,954)       3,643
   Elimination of intercompany profit            -            6       (1,962)
                                             -----        -----       ------
      Income before extraordinary item  $  341,957   $  261,487   $  272,341
                                        ==========   ==========   ==========

Assets
   Total assets for reportable
     segments                           $6,083,521   $6,121,049   $5,462,960
   Other assets....................        482,559       90,401      135,362
   Unallocated assets..............      1,105,884    1,109,696    1,019,120
                                         ---------    ---------    ---------
      Total consolidated assets....     $7,671,964   $7,321,146   $6,617,442
                                        ==========   ==========   ==========

                                          Segment                 Consolidated
Other Significant Items                    Totals     Adjustments   Totals
                                           ------     -----------   ------
          1998
   Interest charges & preferred
     dividends ....................     $  198,326    $  6,473    $ 204,799
   Income taxes....................        150,570     (14,974)     135,596
   Depreciation and amortization...        268,743           -      268,743
   Equity in earnings of
     unconsolidated subsidiaries...         36,101           -       36,101
   Construction expenditures.......        608,972           -      608,972

          1997
   Interest charges & preferred
     dividends ....................     $  193,448    $ 13,182    $ 206,630
   Income taxes....................        137,115      (3,196)     133,919
   Depreciation and amortization...        243,078           -      243,078
   Equity in earnings of
     unconsolidated subsidiaries...         34,166           -       34,166
   Construction expenditures.......        475,497           -      475,497

                                           Segment              Consolidated
          1996                             Totals     Adjustments      Totals
                                           ------     -----------      ------
   Interest charges & preferred
     dividends ....................     $  179,804    $ (4,708)    $ 175,096
   Income taxes....................        153,653           -       153,653
   Depreciation and amortization...        224,865           -       224,865
   Equity in earnings of
     unconsolidated subsidiaries...            389           -           389
   Construction expenditures.......        454,968           -       454,968

PSCo:
      PSCo has three reportable segments: electric utility, gas utility, and international. During 1998, the electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in the state of Colorado. For the years ended December 31, 1997 and 1996, this segment also included Cheyenne's regulated operations in the state of Wyoming. During 1998, the gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. For the years ended December 31, 1997 and 1996, this segment also included Cheyenne's regulated operations in the state of Wyoming and WGI's regulated operations in the states of Colorado and Wyoming. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees and a finance company that finances certain of PSCo's current assets.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                     Electric      Gas                          All
       1998          Utility      Utility     International    Other     Total
                     --------     --------    -------------   -------    -----
Total
Revenues from
 external customers. $1,635,573  $ 640,064    $      -    $  8,449   $2,284,086
Electric margin.....    833,752          -           -           -      833,752
Gas margin..........          -    259,509           -           -      259,509
Equity in earnings of
  Yorkshire Power...          -          -       3,446           -        3,446
Interest charges and
 preferred dividend
 requirements ......     93,579      27,745        192      14,291      135,807
Income taxes........     97,924      13,997        427     (10,854)     101,494
Depreciation &
 amortization ......    135,876      43,036         40       1,961      180,913
Segment profit......    166,066      29,207      2,799      15,015      213,087
Segment assets......  2,981,154     944,456          -     433,417    4,359,027
Construction
  expenditures .....    313,825      95,692          -      95,211      504,728

                     Electric      Gas                          All
       1997           Utility    Utility     International     Other    Total
                     --------    --------    -------------     -----    ------
Total
Revenues from
 external customers. $1,485,196  $733,091     $      -    $ 11,356   $2,229,643
Electric margin.....    792,588         -            -           -      792,588
Gas margin..........          -   265,346            -           -      265,346
Equity in earnings of
  Yorkshire Power...          -         -       34,926           -       34,926
Interest charges and
 preferred dividend
 requirements .......    92,684    26,980          186      13,885      133,735
Income taxes........     92,930    18,496       (1,186)    (19,427)      90,813
Depreciation &
 amortization ......    125,418    38,983           89       3,961      168,451
Segment profit......    137,899    25,813       35,946      14,091      213,749
Segment assets......  2,955,537 1,027,060      290,845      55,212    4,328,654
Construction
  expenditures .....    246,015   103,957            -       2,301      352,273

                     Electric      Gas                         All
       1996           Utility    Utility     International    Other     Total
                     --------    --------    -------------    -----     ------
Total
Revenues from
 external customers. $1,488,990  $640,497    $      -    $  7,951    $2,137,438
Electric margin.....    803,120         -           -           -       803,120
Gas margin..........          -   239,521           -       7,813       247,334
Interest charges and
 preferred dividend
 requirements ......     87,001    23,665           -      14,115       124,781
Income taxes........    106,615    12,913           -     (23,197)       96,331
Depreciation &
  amortization .....    116,802    34,166           -       3,663       154,631
Segment profit......    151,139    17,356           -      11,900       180,395
Segment assets......  2,840,481   930,474           -      71,109     3,842,064
Construction
 expenditures ......    223,395    96,842           -         925       321,162

Reconciliations:                            1998        1997        1996
                                          --------    --------    --------
Revenues
   Total revenues for reportable
     segments                           $2,275,637   $2,218,287   $2,129,487
   Other revenues..................          8,449       11,356        7,951
                                             -----       ------        -----
      Total consolidated revenues..     $2,284,086   $2,229,643   $2,137,438
                                        ==========   ==========   ==========

Profit or Loss
   Total profit or loss for reportable
    segments                              $198,072    $199,658      $179,679
   Other profit or loss............         15,015      14,091        11,926
   Other unallocated amounts.......        (18,316)    (21,458)      (13,107)
   Elimination of intersegment profit            -          (1)            -
                                             -----      ------          ----
      Income before extraordinary item    $194,771    $192,290      $178,498
                                          ========    ========      ========

Assets
   Total assets for reportable segments $3,925,610  $4,273,442    $3,770,955
   Other assets....................        433,417      55,212        71,109
   Other unallocated amounts.......        818,609     666,079       730,584
                                          --------    --------      --------
      Consolidated total...........     $5,177,636  $4,994,733    $4,572,648
                                        ==========  ==========    ==========

                                          Segment                 Consolidated
Other Significant Items                    Totals     Adjustments   Totals
          1998
   Interest charges & preferred
     dividends ....................       $135,807     $ 7,839    $143,646
   Income taxes....................        101,494           -     101,494
   Depreciation and amortization...        180,913           -     180,913
   Equity in earnings of Yorkshire
     Power ........................          3,446           -       3,446
     Construction expenditures.....        504,727           -     504,727

          1997
   Interest charges & preferred
     dividends .....................      $133,735     $14,219    $147,954
   Income taxes....................         90,813           -      90,813
   Depreciation and amortization...        168,451           -     168,451
   Equity in earnings of Yorkshire
     Power .......................          34,926           -      34,926
   Construction expenditures.......        352,273           -     352,273

          1996
   Interest charges & preferred
    dividends .....................       $124,781     $(3,213)   $121,568
   Income taxes....................         96,331           -      96,331
   Depreciation and amortization...        154,631           -     154,631
   Construction expenditures.......        321,162           -     321,162

SPS:
     SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $951.2 million, $979.3 million, $931.8 million, $306.3 million, and $278.5 million for the fiscal years ended December 31, 1998, 1997 and August 31, 1996 and for the four months ended December 1996 and 1995, respectively. During the fiscal years ended December 31, 1997 and August 31, 1996, operating results included the activities of Quixx and UE, subsidiaries that were subsequently transferred to NC Enterprises in connection with the Merger. Neither of these two segments has ever met any of the quantitative thresholds for determining reportable segments.

15.  Transactions with Affiliates (PSCo and SPS)

      PSCo and SPS receive various administrative, management, environmental and other support services from NCS, which began operations on May 1, 1997 and construction services from UE. In addition, PSCo and SPS pay interest expense on any short-term borrowings from NCE. Dividends on common stock declared by PSCo and SPS are paid to NCE.

      PSCo sells firm and interruptible transportation services to e prime for gas delivered into the Denver/Pueblo operating area. PSCo also receives interest income from NC Enterprises on the note receivable related to the sale of NCI effective March 31, 1998 (see Note 2. "Investment in Yorkshire Power and U.K. Windfall Tax"). SPS receives interest income from NC Enterprises on the note receivable related to the sale of Quixx and UE as part of the Merger. The table below contains the various significant affiliate transactions among the companies and related parties for the years ended December 31, 1998 and 1997 (in thousands).

                                        PSCo                      SPS
                                 -------------------     --------------------
                                  1998        1997        1998        1997
                                 -------     -------     -------     --------

Gas revenues.................    $ 5,281     $ 3,825     $     -     $      -
Operating expenses...........    197,862     108,096      63,108       36,317
Interest income..............     14,188           -       8,630        3,618
Interest expenses............      1,714         156       1,390          747
Dividends paid to NCE........    188,845      76,093      75,157       45,092
Construction services........     68,744      16,934       6,465        3,832

There were no significant related party transactions for the year ended December 31, 1996.

16.  Quarterly Financial Data (Unaudited) (NCE, PSCo and SPS)

      The following summarized quarterly information for 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve-month period due to seasonal and other factors (in thousands, except per share data).

NCE                                                  Three Months ended
                                             --------------------------------------------------
                1998                         March 31     June 30    September 30   December 31
              -------                        ---------    --------   ------------   -----------
Operating revenues....................       $ 939,504     $ 859,621    $915,898    $ 895,882
Operating income .....................         181,837       146,666     164,173      157,825
Net income ...........................          86,149        56,593      90,772      108,443
Earnings per share of common stock
  outstanding:
  Basic...............................           $0.78         $0.50       $0.82        $0.96
  Diluted.............................           $0.78         $0.50       $0.82        $0.95

                1997
                ----
Operating revenues....................       $ 890,011     $ 776,742    $793,472    $ 882,300
Operating income .....................         176,000       130,336     153,168      169,721
Net income (loss).....................          78,156        34,045     (47,225)      85,946
Basic and diluted earnings per share
 of common stock outstanding:
  Income before extraordinary item....           $0.75         $0.33      $ 0.61        $0.81
  Extraordinary item  (1) ............               -             -       (1.06)           -
  Net income (loss)...................           $0.75         $0.33      $(0.45)       $0.81


PSCo                                                 Three Months ended
                                             ---------------------------------------------------
                1998                         March 31     June 30    September 30    December 31
              -------                        ---------    --------   ------------    -----------
Operating revenues....................       $ 644,642    $ 504,598     $541,601     $593,245
Operating income .....................          99,846       63,266       76,834       92,072
Net income............................          68,897       30,908       44,015       56,283

                1997
               -----
Operating revenues....................       $ 668,717    $ 533,520     $466,582     $560,824
Operating income .....................          95,981       73,271       70,372       97,729
Net income............................          62,881       30,607      (73,085)(1)   73,074

SPS                                                  Three Months ended
                                             ---------------------------------------------------
                1998                         March 31     June 30    September 30    December 31
              -------                        ---------    --------   ------------    -----------
Operating revenues....................        $199,732   $ 264,006      $284,648      $202,801
Operating income ...................            31,339      49,319        49,458        35,563
Net income..........................            18,139      36,917        36,929        23,002

                1997
               -----
Operating revenues....................        $221,295   $ 243,221      $284,156      $230,611
Operating income ...................            34,457      41,744        50,976        32,104
Net income..........................            18,218       6,380 (2)    31,111        19,866


(1)Includes the extraordinary U.K. windfall tax recognized in the third quarter 1997.
(2)Includes the write-off of Quixx's & UE's investment in the Carolina Energy Project.

                                                                   SCHEDULE II
                          NEW CENTURY ENERGIES, INC.
                               AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1998, 1997 and 1996

                                                 Additions
                                                 ---------
                              Balance at Charged Charged to  Deductions  Balance
                              beginning    to      other      from       at end
                              of period   income accounts(1) reserves(2) of year
                              ---------   ------ ----------- ----------- -------
NCE                                              (in thousands)

Reserve deducted from related
 assets:
 Provision for uncollectible
 accounts:

   1998.......................      $5,355  $6,852    $  41  $ 7,406    $4,842
                                    ======  ======    =====  =======    ======

   1997.......................      $6,623  $5,854    $  79  $ 7,201    $5,355
                                    ======  ======    =====  =======    ======

   1996.......................      $6,218  $7,283    $ 453  $ 7,331    $6,623
                                    ======  ======    =====  =======    ======


PSCo

Reserve deducted from related
 assets:
 Provision for uncollectible
 accounts:

   1998.......................      $2,272  $5,593    $ (32) $ 5,579    $2,254
                                    ======  ======    ====== =======    ======

   1997.......................      $4,049  $5,193    $(500) $ 6,470    $2,272
                                    ======  ======    ====== =======    ======

   1996.......................      $3,630  $6,741    $ 477  $ 6,799    $4,049
                                    ======  ======    =====  =======    ======


SPS

Reserve deducted from related
 assets:
 Provision for uncollectible
 accounts:

   1998.......................      $2,442  $  400    $  (7) $ 1,140    $1,695
                                    ======  ======    ====== =======    ======

   1997.......................      $2,574  $  661    $ (62) $   731    $2,442
                                    ======  ======    ====== =======    ======

   1996 (September 1996 through
         December 1996)             $2,669  $  223    $ (13) $   305    $2,574
                                    ======  ======    =====  =======    ======

   1996 (3)...................      $2,494  $  535    $  (9) $   351    $2,669
                                    ======  ======    ====== =======    ======

   ---------------------------------------

(1)Uncollectible accounts subsequently recovered, transfers from customers' deposits, etc., and the transfer of certain subsidiaries' balances of $571,620 for PSCo and $69,320 for SPS in 1997.
(2) Uncollectible  accounts  written off or transferred  to other parties.
(3) Information reflects fiscal year ended August 31, 1996.

                                                                   EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)


                                                 Year Ended December 31,
                                        1998      1997      1996      1995     1994
                                        ----      ----      ----      ----     ----
                                             (in thousands, except ratios)

Fixed charges:
   Interest on long-term debt.......  $115,808   $114,460  $ 92,205  $ 85,832  $ 89,005
Dividends on PSCo obligated
 mandatorily redeemable preferred
 securities.........................     9,711          -         -         -         -
   Interest on borrowings against
   COLI contracts ..................    51,664     46,082    40,160    34,717    29,786
   Other interest...................    20,849     24,117    17,238    23,392    14,235
   Amortization of debt discount and
    expense less premium                 4,274      3,987     3,621     3,278     3,126
   Interest component of rental
    expense .........................    8,233      9,012    10,649     6,729     6,888
                                         -----      -----    ------     -----     -----

     Total .........................  $210,539    $197,658 $163,873  $153,948  $143,040
                                      ========    ======== ========  ========  ========

Earnings (before fixed charges and
 taxes on income):
   Net income.......................  $200,103    $204,042 $190,346  $178,856  $170,269
   Fixed charges as above...........   210,539     197,658  163,873   153,948   143,040
   Provisions for Federal and state
    taxes on income, net of investment
    tax credit amortization ........   101,494      90,813   96,331    95,357    48,500
                                       -------      ------   ------    ------    ------

     Total..........................  $512,136    $492,513 $450,550  $428,161  $361,809
                                      ========    ======== ========  ========  ========

Ratio of earnings to fixed charges..      2.43        2.49     2.75      2.78      2.53
                                         =====       =====    =====    ======     =====

                                                                   EXHIBIT 12(b)

                     SOUTHWESTERN PUBLIC SERVICE COMPANY

                       COMPUTATION OF RATIO OF EARNINGS
                               TO FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                     Year Ended      Trans-       Year Ended
                                    December 31,      ition       August 31,
                                    1998     1997    Period     1996       1995     1994
                                    ----     ----    ------     ----       ----     ----
                                          (in thousands, except ratios)

Fixed charges:
 Interest on long-term debt.....   $44,220  $44,112  $15,556  $44,964     $ 40,645 $37,881
 Dividends on SPS obligated
  mandatorily redeemable
  preferred securities.........      7,850    7,850    1,526        -            -       -
 Other interest.................     8,925    7,444    1,612    6,561        3,219   3,068
 Amortization of debt discount
  and expense less premium .....     2,251    2,244      235      577          534     518
 Interest component of rental
  expense ......................       806    1,425      415    1,245        1,292   1,184
                                       ---    -----    -----    -----        -----  ------

     Total .....................   $64,052  $63,075  $19,344  $53,347     $ 45,690  $42,651
                                   =======  =======  =======  =======     ========  =======

Earnings (before fixed charges and
  taxes on income):
 Net income.....................   $114,987 $ 75,575 $19,137  $105,773    $119,477 $102,168
 Fixed charges as above.........     64,052   63,075  19,344    53,347      45,690   42,651
 Provisions for Federal and state
  taxes on income, net of
  investment tax credit
  amortization .................     65,696   48,795  10,987    65,297      67,649   58,388
                                     ------   ------  ------    ------      ------   ------

     Total......................   $244,735 $187,445 $49,468  $224,417    $232,816 $203,207
                                   ======== ======== =======  ========    ======== ========

Ratio of earnings to fixed charges     3.82     2.97    2.56      4.21        5.10     4.76
                                       ====     ====    ====      ====        ====     ====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Does not apply.
                                   PART III

Item 10.  Directors and Executive  Officers of the Registrant  (NCE,  PSCo and
          SPS)

      Biographies concerning the directors of NCE are contained under ELECTION OF DIRECTORS in NCE's 1999 Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning the executive officers of NCE as of December 31, 1998. Information concerning directors and executive officers of PSCo and SPS has been omitted pursuant to General Instructions I(2)(c).

NEW CENTURY ENERGIES, INC.

Name                 Age   Occupation/Title                                          Period
----                 ---   ----------------                                          ------

Executive Officers
------------------
Bill D. Helton        60  Chairman of the Board, CEO and Director                    1997-Present
                          Chairman of the Board and Director                         1997-Present
                            Public Service Company of Colorado, Cheyenne Light,
                            Fuel and Power Company, NC Enterprises, Inc.,
                            New Century Services, Inc., New Century-Cadence,Inc.,
                            and e prime, inc.
                          Director, Southwestern Public Service Company              1990-Present
                          CEO, Southwestern Public Service Company                   1990-1997
                          Chairman  of the  Board,  Southwestern  Public  Service
                            Company, Quixx Corporation and Utility Engineering       1991-Present
                            Corporation
                           Director, Natural Fuels Corporation                       1997-Present
                           Director, Quixx Corporation                               1990-Present
                           Chairman of the Board and Director, Quixx Power
                              Services, Inc.                                         1993-Present
                           Director, Utility Engineering Corporation                 1989-Present
                           Director, New Century International, Inc.                 1998-Present
                           Chairman of the Board, Natural Fuels Corporation          1998-Present
                           Chairman of the Board and Director                        1998-Present
                             New Century-Centrus, Inc. and New Century Energies
                             Foundation
Wayne H. Brunetti (a) 56   Vice Chairman, President, COO, and Director               1997-Present
                           Vice Chairman and CEO, Public Service Company of          1997-Present
                            Colorado and Cheyenne Light, Fuel and Power Company
                           President and Director, Public Service Company of Colorado 1994-Present
                           Vice Chairman, President, CEO, and Director,              1997-Present
                             NC Enterprises, Inc., New Century Services, Inc. and
                             New Century Cadence, Inc.
                           Chairman, 1480 Welton, Inc., Green and Clear Lakes        1997-Present
                             Company, and WestGas InterState, Inc.
                           Chairman, PSR Investments, Inc. and PS Colorado Credit    1997-1998
                             Corporation
                           President and Director, 1480 Welton, Inc.                 1996-Present
                           Director, Natural Fuels Corporation                       1994-Present
                           President, Natural Fuels Corporation                      1996-1998
                           Vice Chairman, CEO, and Director, Southwestern Public     1997-Present
                             Service Company


                           Director, Cheyenne Light, Fuel and Power Co., Green and   1994-Present
                             Clear Lakes Company, and WestGas InterState, Inc.
                           Director, PSR Investments, Inc. and PS Colorado Credit    1994-1998
                             Corporation
                           Director, Young Gas Storage Company and e prime, inc.     1995-Present
                           President and Director, Fuel Resources Development Co.    1995-Present
                           President, Green and Clear Lakes Company and WestGas      1995-Present
                             InterState, Inc.
                           President, New Century International, Inc.                1997-1997
                           Director, New Century International, Inc.                 1997-Present
                           Chairman of the Board, New Century International, Inc.    1998-Present
                           President, PSR Investments, Inc. and PS Colorado Credit   1996-1998
                             Corporation
                           Director, and Yorkshire Electricity Group plc and         1997-Present
                             Yorkshire Holdings, plc and Yorkshire Power Group
                              Limited
                           Chairman of the Board, Cheyenne Light, Fuel and Power     1997-1997
                             Company and e prime, inc.
                           Vice Chairman and Director, Quixx Corporation and
                             Utility Engineering Corporation                         1997-Present
                           Director, Yorkshire Holdings plc                          1997-Present
                           Vice Chairman, Yorkshire Holdings plc                     1997-1998
                           Vice Chairman, e prime, inc.                              1997-Present
                           Vice Chairman, Yorkshire Electricity Group plc            1997-1998
                           Chairman of the Board, Yorkshire Electricity Group, plc   1998-Present
                           Chairman of the Board and Director, Yorkshire Power       1998-Present
                             Group Limited, Yorkshire Holdings plc
                           Chairman of the Board and Director                        1998-Present
                             Planergy (Delaware) Inc., Planergy Energy Services
                             Corporation, Planergy New York, Inc., Planergy
                             Power II, Inc., Planergy Services USA, Inc., Planergy
                             Services of California,  Inc.,  Planergy  Services of
                             Houston, Inc., Planergy Services of Texas, Inc.,
                             Planergy Services, Inc., Planergy, Inc., Cogeneration
                             Capital Associates Incorporated, The Planergy Group, Inc.
                           President and Director, New Century Energies Foundation   1998-Present
                           Vice Chairman, Director, President and CEO, New Century   1998-Present
                             Centrus, Inc.
Richard C. Kelly (d)  52   Executive Vice President and Chief Financial Officer      1997-Present
                           President, Treasurer, and Director                        1995-1997
                           Executive Vice President and Director, Public Service     1997-Present
                             Company of Colorado and Southwestern Public Service
                             Company
                           Chief Financial Officer, Public Service Company of        1997-1998
                             Colorado and Southwestern Public Service Company
                           Senior Vice President, Public Service Company of Colorado 1990-1997
                           Treasurer, Public Service Company of Colorado             1986-1997
                           Executive Vice President and Director, NC Enterprises,    1997-Present
                             Inc. and New Century Services, Inc.
                           Treasurer, Fuel Resources Development Co., Green and      1994-Present
                             Clear Lakes Company and WestGas InterState, Inc.
                           Treasurer, 1480 Welton, Inc. and Cheyenne Light, Fuel     1994-1998
                             and Power Company

                           Director, Texas-Ohio Gas, Inc., Texas-Ohio Pipeline,      1996-Present
                             Inc., and e prime Networks, Inc.
                           Director, Quixx Corporation, Utility Engineering          1997-Present
                             Corporation, Yorkshire Electricity Group plc,
                             Yorkshire Holdings plc, Yorkshire Power Group Limited,
                             e prime operating, inc. and e prime projects
                             international, inc.
                           Director, 1480 Welton, Inc.                               1989-Present
                           Director, Cheyenne Light, Fuel and Power Company          1990-Present
                           Vice President, Fuel Resources Development Co.            1990-Present
                           Director, Fuel Resources Development Co.                  1991-Present
                           Director, Green and Clear Lakes Company and               1990-Present
                             Natural Fuels Corporation
                           Director, New Century International, Inc.                 1997-Present
                           Secretary, New Century International, Inc.                1997-1998
                           Director and Treasurer, New Century-Cadence, Inc.         1997-Present
                           Director, PSR Investments, Inc.                           1986-Present
                           Vice President, PSR Investments, Inc.                     1986-1998
                           Director, PS Colorado Credit Corporation                  1987-Present
                           Vice President, PS Colorado Credit Corporation            1987-1998
                           Director, WestGas InterState, Inc.                        1993-Present
                           Director, Young Gas Storage Company and e prime inc.      1995-Present
                           Vice President and Treasurer, Young Gas Storage Company   1995-1998
                           Secretary, Treasurer and Director, e prime                1997-Present
                              Energy Marketing, Inc.
                           President and CEO, e prime inc.                           1997-Present
                           Vice President and Treasurer, e prime, inc.               1995-1997
                           Chairman of the Board Texas-Ohio Gas, Inc., Texas-Ohio    1997-Present
                             Pipeline, Inc.
                           Chairman of the Board, and Young Gas Storage Company      1998-Present
                           Chief Financial Officer, New Century Services, Inc.,      1998-Present
                             WestGas InterState, Inc. and Green and Clear Lakes
                             Company
                           Director, Planergy (Delaware), Inc., Planergy Energy      1998-Present
                             Services Corporation, Planergy Services USA, Inc.,
                             Planergy Services of California, Inc., Planergy Services
                             of Houston, Inc., Planergy Services of Texas, Inc.,
                             Planergy Services, Inc., Planergy, Inc., Cogeneration
                             Capital Associates Incorporated
                           Vice President and Director, Planergy New York, Inc.,     1998-Present
                             Planergy Power II, Inc., The Planergy Group, Inc.
                           President and Director, NCE Communications, Inc.          1996-Present
                            (former e prime Telecom, Inc.)
                           Treasurer and Director, New Century Energies Foundation   1998-Present
                             and New Century-Centrus, Inc.
                           Management Committee Representative and Director, ep3,L.P.  1998-Present
                           Treasurer and Corporate  Secretary,  e prime  Networks,Inc. 1998-Present
Paul J. Bonavia (b)  47    Senior Vice President and General Counsel                   1997-Present
                             General Counsel, 1480 Welton, Inc., Green and Clear Lakes 1998-Present
                             Company, NC Enterprises, Inc., PSR Investments, Inc.,
                             PS Colorado Credit  Corporation,  WestGas InterState, Inc.
                           Senior Vice President and General Counsel, Cheyenne Light,  1998-Present
                             Fuel and Power Company, New Century Services, Inc.,
                             Public Service Company of Colorado and Southwestern
                             Public Service Company

                           President, General Counsel and Director, New Century        1998-Present
                             International, Inc.
                           Director, Yorkshire Power Group Limited, Yorkshire          1998-Present
                             Holdings plc and Yorkshire Electric Group plc
Brian P. Jackson (c) 40    Senior Vice President Finance and Administrative Services   1997-Present
                           Treasurer, Chief Financial Officer and Director,            1998-Present
                           1480 Welton, Inc., NC Enterprises, Inc. and Cheyenne
                              Light, Fuel and Power Company
                           Treasurer and Chief Financial Officer, NCE                  1998-Present
                              Communications, Inc. and New Century International,
                              Inc.
                           Chairman of the Board, President, Chief Financial           1998-Present
                            Officer, and Director, PSR Investments, Inc. and PS
                            Colorado Credit Corporation
                           Treasurer, Planergy (Delaware), Inc., Planergy Energy       1998-Present
                             Services  Corporation,  Planergy  Limited,
                             Planergy New York, Inc., Planergy  Power  II,  Inc.,
                             Planergy Services USA, Inc., Planergy Services of
                             California,  Inc., Planergy Services of Houston, Inc.,
                             Planergy Services of Texas, Inc., Planergy Services,
                             Inc., Planergy, Inc., The Planergy Group, Inc.,
                             Cogeneration Capital Associates Incorporated
                           Treasurer and Director, e prime, inc.                       1998-Present
                           Senior Vice President and Chief Financial Officer,          1998-Present
                             Southwestern Public Service Company
                           Senior Vice President, Chief Financial Officer and          1998-Present
                             Director, Public Service Company of Colorado
                           Senior Vice President, New Century Services, Inc.           1998-Present
                           Management Committee Representative, Centrus,LLP            1998-Present
                           Director, New Century-Centrus, Inc.                         1998-Present
Teresa S. Madden     42    Controller                                                  1997-Present
                           Secretary                                                   1997-1998
                           Controller, Public Service Company of Colorado,             1997-Present
                             Southwestern Public Service Company and New Century
                             Services, Inc.
                           Secretary, Public Service Company of Colorado and New       1997-1998
                             Century Services, Inc.
                           Assistant Secretary, Southwestern Public Service Company    1997-1998
                           Director, Yorkshire Power Group Limited, Yorkshire          1997-1998
                             Holdings plc and Yorkshire Electricity Group plc
                           Secretary, Fuel Resources Development Co.                   1997-Present
                           Secretary, NC Enterprises, Inc., WestGas InterState,Inc.,   1997-1998
                             e  prime,inc., Cheyenne Light, Fuel and Power Company,
                             New Century-Cadence, Inc., Texas-Ohio Pipeline, Inc.
                             and Texas-Ohio Gas, Inc.
                           Manager of Corporate Accounting, Public Service Company     1990-1997
                             of Colorado
                           Assistant Secretary, Public Service Company of Colorado     1995-1997
                             and e prime, inc.
                           Assistant Secretary, 1480 Welton, Inc., PSR Investments,    1991-1998
                             Inc., PS Colorado Credit Corporation,
                           Assistant Secretary, Cheyenne Light, Fuel and Power         1991-1997
                             Company and Fuel Resources Development Co.


                           Controller, 1480 Welton, Inc., Cheyenne Light, Fuel         1998-Present
                             and Power Company, Green and Clear Lakes Company, NC
                             Enterprises, Inc., New Century International, Inc.,
                             PSR Investments, Inc., PS Colorado Credit Corporation,
                             and WestGas InterState, Inc.
                           Assistant Secretary, Yorkshire Electricity Group plc,       1998-Present
                             Yorkshire Holdings plc, and Yorkshire Power Group Limited
James D. Steinhilper(e)49  Treasurer                                                   1997-Present
                           Treasurer, Public Service Company of Colorado and           1997-Present
                             Southwestern Public Service Company
                           Assistant Treasurer, Cheyenne Light, Fuel and Power         1997-Present
                             Company, New Century-Cadence, Inc. and WestGas
                             InterState, Inc.
                           Director of Finance and Treasurer, New Century Services,    1997-Present
                             Inc.
                           Assistant Treasurer, 1480 Welton, Inc., Green and           1998-Present
                             Clear Lakes Company, and New Century-Centrus, Inc.
                           Treasurer and Director,  PSR  Investments,  Inc. and PS     1998-Present
                             Colorado Credit Corporation
                           Treasurer, e prime, inc. and NC Enterprises, Inc.           1997-1998
                           Group Manager, Finance, Southwestern Public Service Company 1989-1997
                           Chairman of the Board, President and Director, Borger       1998-Present
                             Funding Corporation
                           Treasurer and Assistant Secretary, KES Montego, Inc.,       1998-Present
                             Quixx Carolina, Inc., Quixx Corporation, Quixx Jamaica,
                             Inc., Quixx Power Services, Inc., Quixx WPP94, Inc., and
                             Quixxlin Corp.
                           Treasurer, Director and Assistant Secretary, Quixx Borger   1998-Present
                             Cogen, Inc., and Quixx Mustang Station, Inc.
David M. Wilks       52    Executive Vice President and Director, Public Service       1997-Present
                             Company of Colorado and New Century Services, Inc.
                           Executive Vice President and Director, New Century-         1997-1998
                             Cadence, Inc.
                           Director, Cheyenne Light, Fuel and Power Company            1997-Present
                           Director, Southwestern Public Service Company, Quixx Power  1995-Present
                             Services,  Inc., Utility Engineering  Corporation and
                             Quixx Corporation
                           President and Chief Operating Officer, Southwestern         1995-Present
                             Public Service Company
                           Senior Vice President, Southwestern Public Service          1991-1995
                             Company
                           Director, WestGas InterState, Inc. and Young Gas Storage    1998-Present
                             Company
                           Vice President and Director, New Century Energies           1998-Present
                              Foundation
Cathy J. Hart (f)    49    Secretary                                                   1998-Present
                           Secretary, 1480 Welton, Inc., Cheyenne Light, Fuel and      1998-Present
                              Power Company, Cogeneration Capital Associates
                              Incorporated, Green and Clear Lakes Company, NC
                              Enterprises, Inc., New Century International, Inc.,
                              New Century Services, Inc., New Century-Cadence,
                              Inc., New Century-Centrus, Inc., PSR Investments,
                              Inc., PS Colorado  Credit  Corporation, Planergy
                             (Delaware), Inc., Planergy Energy Services Corporation,
                              Planergy Limited,  Planergy New York, Inc., Planergy
                              Power II, Inc., Planergy Services USA, Inc., Planergy
                              Services of California, Inc., Planergy Services of
                              Houston,I nc., Planergy Services of Texas, Inc.,
                              Planergy Services, Inc., Planergy, Inc.,


                              Public Service Company of Colorado, Texas-Ohio Gas,
                              Inc., Texas-Ohio Pipeline, Inc., The Planergy Group,
                              Inc., WestGas InterState, Inc., Young Gas Storage
                              Company and e prime, inc.
                            Assistant Secretary, Southwestern Public Service Company   1998-Present
                            Manager, Corporate Communications, Public Service Company  1993-1996
                              of Colorado
Tom Petillo (g)      54     Executive Vice President, New Century Services, Inc.       1998-Present
                            President and Director, New Century International,Inc.     1997-1998
                            Executive Vice  President,  Public  Service  Company of
                              Colorado and Southwestern Public Service Company         1998-Present
                            Chairman of the Board and Director, Planergy Limited       1998-Present
                            Senior Vice President and Director,  Planergy New York,    1998-Present
                              Inc. and Planergy, Inc.
                            Vice President and Director, Cogeneration Capital          1998-Present
                              Associates Incorporated, New Century-Centrus, Inc.,
                              Planergy (Delaware), Inc., Planergy Energy Services
                              Corporation, Planergy Services USA, Inc., Planergy
                              Services of California, Inc., Planergy Services of
                              Houston,  Inc., Planergy Services of Texas, Inc.
                              and Planergy Services, Inc.
                            President  and  Director,  Planergy  Power II, Inc. and    1998-Present
                              The Planergy Group, Inc.
                            Executive Vice President and Director, New Century-        1998-Present
                              Cadence, Inc.
Henry H. Hamilton    60     Executive Vice President and Director, Southwestern        1997-Present
                              Public Service Company, Public Service Company of
                              Colorado and New Century Services, Inc.
                            Vice President of Production, Southwestern Public Service  1987-1997
                              Company
                            Director, Quixx Power Services, Inc.                       1993-Present
                            Chairman of the Board and President and Director,          1998-Present
                              KES Montego, Inc., Quixx Borger Cogen, Inc.,
                              Quixx Carolina, Inc., Quixx Jamaica, Inc.,
                              Quixx Mustang Station, Inc., Quixx WPP94, Inc.
                               and Quixxlin Corp.
                            President, CEO, COO and Director, Quixx Corporation        1998-Present
                            President and CEO, Quixx Power Services, Inc.              1998-Present
                            Director, Utility Engineering Corporation                  1998-Present
                            CEO, Borger Funding Corporation                            1998-Present

      There are no family relationships between executive officers or directors of the registrants. There are no arrangements or understandings between the executive officers individually and any other person with reference to their being selected as officers of each registrant. All executive officers of each registrant are elected annually by the respective Board of Directors.

(a)Mr. Brunetti was President and Chief Executive Officer of Management Systems International from June 1991 through July 1994 and Executive Vice President of Florida Power & Light Company from 1987 through May 1991.
(b)Mr. Bonavia was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP from March 1997 through December 1997 and Senior Vice President at Dominion Resources, Inc. from 1991 through February 1997.
(c)Mr. Jackson was named Treasurer of New Century Energies, Inc. effective January 1, 1999. Mr. Jackson was employed by Arthur Andersen LLP from 1980 through November 1997. He was a partner with the firm from 1994 through 1997.

(d)Mr. Kelly is Chairman of the audit committee and a member of the finance committee of Yorkshire Electricity Group plc.
(e)Mr. Steinhelper was named Vice President of Quixx Corporation effective January 1, 1999, and subsequently resigned as Treasurer of New Century Energies, Inc. and certain other subsidiary positions.
(f)Ms. Hart was self-employed as communications and marketing consultant, Sydney, Australia and Denver, Colorado from June 1996 through June 1998.
(g)Mr. Petillo was Director and President, Qualtec Quality Services, Inc. from August 1992 through October 1995 and Senior Vice President of Florida Power & Light Company from June 1991 through December 1995.

Item 11.  Executive Compensation

      Information concerning executive compensation for NCE is contained under COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS in the NCE 1999 Proxy Statement, which information is incorporated herein by reference. Information concerning executive compensation for PSCo and SPS has been omitted pursuant to General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of the directors and officers of NCE is contained under ELECTION OF DIRECTORS in NCE's 1999 Proxy Statement, which information is incorporated herein by reference. Information concerning the security ownership of the directors and officers of PSCo and SPS is omitted pursuant to General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions

      Information concerning relationships and related transactions of the directors and officers of NCE is contained under CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in NCE's 1999 Proxy Statement, which information is incorporated herein by reference. PSCo and SPS have no information concerning relationships and related transactions required to be disclosed.

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

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed since the end of the third quarter of 1998:

     - A combined report on Form 8-K dated February 23, 1999, was filed separately by NCE, PSCo and SPS on February 23, 1999.
       The item reported was Item 5. Other Events: Filing of audited financial statements of NCE and its subsidiaries, PSco and its subsidiaries and SPS for the year ended December 31, 1998.

     - A report on Form 8-K dated February 25, 1999, was filed by SPS on February 25, 1999.
       The item reported was Item 5. Other Events: filing of consent of Arthur Andersen LLP and Letter on unaudited financial information of Arthur Andersen LLP.

     - A report on Form 8-K dated February 25, 1999, was filed by SPS on March 9, 1999.
       The item reported was Item 5. Other Events: Filing of Purchase Agreement. the Indenture and the First Supplemental Indenture realted to the sale of Series A Senior Notes.

     - A report on Form 8-K dated March 24, 1999, was filed by NCE on March 24, 1999.
       The item reported was Item 5. Other Events: Filing of an Agreement and Plan of Merger dated March 24, 1999, between New Century Energies, Inc. and Northern States Power Company and a joint press release announcing the proposed merger.

     - A report of Form 8-K dated March 26, 1999 was filed by NCE on March 26, 1999.
       The item reported was Item 5. Other Events: Filing of slide presentation for joint meeting, NCE and Northern State Power Company held with financial analysts.

                                   EXPERTS

      The consolidated balance sheets of New Century Energies, Inc. and its subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. Arthur Andersen LLP did not audit the consolidated financial statements of Southwestern Public Service Company for the year ended December 31, 1996, included in the consolidated financial statements of New Century Energies, Inc., which statements reflect total revenues constituting 31% in 1996, of the related consolidated totals. The consolidated financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in giving said report.

      The consolidated balance sheets and statements of capitalization of Public Service Company of Colorado and its subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. The consolidated financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in giving said report.

      The balance sheets and statements of capitalization of Southwestern Public Service Company as of December 31, 1998 and 1997, the related statements of income, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1998, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report appearing elsewhere herein. The financial statements and the related financial statement schedule, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in giving said report.

                                                                EXHIBIT 23 (a)

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into New Century Energies, Inc.'s previously filed Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; New Century Energies, Inc.'s Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; New Century Energies, Inc.'s Registration Statement (Form S-3, File Nos. 333-40361 and 333-6407) pertaining to the registration of NCE Common Stock and New Century Energies, Inc.'s Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan and to all references to our Firm included in this Form 10-K.

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

      As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into Southwestern Public Service Company's previously filed Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; Southwestern Public Service Company's Registration
Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and Southwestern Public Service Company's Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan and to all references to our Firm included in this Form 10-K.


                                                         ARTHUR ANDERSEN LLP

Denver, Colorado
March 29, 1999

                                                                EXHIBIT 23 (b)
                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in Registration Statement No. 333-05199 on Form S-3 and Registration Statements No. 33-27452 and 33-57869 on Form S-8 of Southwestern Public Service Company and Registration Statement No. 333-28637 and 333-40361 on Form S-3 and Registration Statement No. 333-28639 on Form S-8 of New Century Energies, Inc. of our report dated February 28, 1997 (June 19, 1997, as to the Carolina Energy Limited Partnership in Note 3) on Southwestern Public Service Company, appearing in the Annual Report on Form 10-K of New Century Energies, Inc. for the year ended December 31, 1998.


                                                DELOITTE & TOUCHE  LLP
Dallas, Texas
March 29, 1999










                                                                   EXHIBIT 24
                               POWER OF ATTORNEY

      Each director and/or officer of New Century Energies, Inc., whose signature appears herein hereby appoints Bill D. Helton and Richard C. Kelly, and each of them severally, and each director and/or officer of Public Service Company of Colorado and Southwestern Public Service Company, whose signature appears herein hereby appoints Wayne H. Brunetti and Brian P. Jackson, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated herein, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 1999.

                                          NEW CENTURY ENERGIES, INC.

                                          By   /s/Richard C. Kelly
                                          ---------------------------------
                                                Richard C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of New Century Energies, Inc. and in the capacities and on the date indicated.


   Signature                      Title                          Date
--------------------------------------------------------------------------------


/s/Bill D. Helton
____________________________   Principal Executive           March 24, 1999
Bill D. Helton                 Officer and Director
Chairman of the Board and
Chief Executive Officer


/s/Richard C. Kelly
_____________________________  Principal                     March 24, 1999
Richard C. Kelly               Financial Officer
Executive Vice President and
Chief Financial Officer


/s/Teresa S. Madden
_____________________________  Principal Accounting Officer  March 24, 1999
Teresa S. Madden
Controller

   Signature                            Title                    Date
--------------------------------------------------------------------------------

/s/Bill D. Helton
__________________________________  Chairman of the Board      March 24, 1999
Bill D. Helton                      and Director

/s/ Wayne H. Brunetti
__________________________________  Vice Chairman and
Wayne H. Brunetti                   Director                   March 24, 1999

/s/C. Coney Burgess
__________________________________  Director                   March 24, 1999
C. Coney Burgess

/s/ Danny H. Conklin
__________________________________  Director                   March 24, 1999
Danny H. Conklin

/s/Giles M. Forbess
__________________________________  Director                   March 24, 1999
Giles M. Forbess

/s/Gayle L. Greer
__________________________________  Director                   March 24, 1999
Gayle L. Greer

/s/R. R. Hemminghaus
__________________________________  Director                   March 24, 1999
R. R. Hemminghaus

/s/A. Barry Hirschfeld
__________________________________  Director                   March 24, 1999
A. Barry Hirschfeld

/s/ J. Howard Mock
__________________________________  Director                   March 24, 1999
J. Howard Mock

/s/ Albert F. Moreno
__________________________________  Director                   March 24, 1999
Albert F. Moreno

/s/ Will F. Nicholson, Jr.
__________________________________  Director                   March 24, 1999
Will F. Nicholson, Jr.

/s/J. Michael Powers
__________________________________  Director                   March 24, 1999
J. Michael Powers

/s/Rodney E. Slifer
__________________________________  Director                   March 24, 1999
Rodney E. Slifer

   Signature                            Title                    Date
--------------------------------------------------------------------------------

/s/W. Thomas Stephens
__________________________________  Director                   March 24, 1999
W. Thomas Stephens

/s/Robert G. Tointon
__________________________________  Director                   March 24, 1999
Robert G. Tointon

                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23td day of February, 1999.

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By   /s/Brian P. Jackson
                                          ---------------------------------
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                        Administrative Services, Chief Financial
                                                Officer and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Public Service Company of Colorado and in the capacities and on the date indicated.


   Signature                      Title                          Date
--------------------------------------------------------------------------------


/s/Wayne H. Brunetti
__________________________     Principal Executive           March 24, 1999
Wayne H. Brunetti              Officer and Director
Vice Chairman, President and
Chief Executive Officer


/s/Brian P. Jackson
__________________________     Principal Financial Officer   March 24, 1999
Brian P. Jackson               and Director
Senior Vice President, Finance
and Administrative Services,
Chief Financial
Officer and Treasurer


/s/Teresa S. Madden
__________________________     Principal Accounting Officer  March 24, 1999
Teresa S. Madden
Controller

   Signature                            Title                    Date
--------------------------------------------------------------------------------

/s/ Bill. D. Helton
__________________________________  Director                   March 24, 1999
Bill. D. Helton

/s/Henry H. Hamilton
__________________________________  Director                   March 24, 1999
Henry H. Hamilton

/s/ Richard C. Kelly
__________________________________  Director                   March 24, 1999
Richard C. Kelly

/s/David M. Wilks
__________________________________  Director                   March 24, 1999
David M. Wilks

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 1999.

                                          SOUTHWESTERN PUBLIC SERVICE COMPANY

                                          By   /s/Brian P. Jackson
                                          ---------------------------------
                                                Brian P. Jackson
                                          Senior Vice President, Finance and
                                        Administrative Services, Chief Financial
                                                Officer and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southwestern Public Service Company and in the capacities and on the date indicated.


   Signature                      Title                          Date
--------------------------------------------------------------------------------


/s/Wayne H. Brunetti
___________________________    Principal Executive           March 24, 1999
Wayne H. Brunetti              Officer and Director
Vice Chairman and
Chief Executive Officer


/s/Brian P. Jackson
___________________________    Principal Financial Officer   March 24, 1999
Brian P. Jackson
Senior Vice President, Finance
and Administrative Services,
Chief Financial
Officer  and Treasurer


/s/Teresa S. Madden
___________________________    Principal Accounting Officer  March 24, 1999
Teresa S. Madden
Controller

   Signature                            Title                    Date
--------------------------------------------------------------------------------

/s/Bill. D. Helton
__________________________________  Director                   March 24, 1999
Bill. D. Helton

/s/Henry H. Hamilton
__________________________________  Director                   March 24, 1999
Henry H. Hamilton

/s/ Richard C. Kelly
__________________________________  Director                   March 24, 1999
Richard C. Kelly

/s/David M. Wilks
__________________________________  Director                   March 24, 1999
David M. Wilks

                                 EXHIBIT INDEX

2  Plan  of   Acquisition,   Reorganization,   Arrangement,   Liquidation   or
Succession
NCE
2(a)1* Agreement and Plan of Merger dated March 24, 1999 (Form 8-K, March 24,
       1999, Exhibit 2.1).

2(a)2* Merger  Agreement  and Plan of  Reorganization  dated August 22, 1995
       (Form S-4, Annex I, File No. 33-64951).
PSCo
2(a)1* Merger  Agreement  and Plan of  Reorganization  dated August 22, 1995
       (Form 8-K, dated August 22, 1995, File No. 1-3280 - Exhibit 2).
SPS
2(a)1* Agreement and Plan of Reorganization dated August 22, 1995 (Form 8-K,
       Exhibit 2, dated August 22, 1995).

3 (i)  Articles of Incorporation
NCE
3(a)1* Restated  Articles of  Incorporation  dated  December 8, 1995 (Form S-4,
        Exhibit 3(a)).

PSCo
3(a)1  Amended and Restated Articles of Incorporation dated July 10, 1998.

SPS
3(a)2* Amended and Restated  Articles of  Incorporation  dated September 30,
        1997.

3 (ii)  By-Laws
NCE
3(b)1  Restated By-laws dated December 15, 1998.

PSCo
3(b)1* By-laws dated November 20, 1997.

SPS
3(b)2* By-laws dated September 29, 1997.

4 Instruments Defining the Rights of Security Holders,  Including Indentures
NCE
4(a)1* Rights Agreement, dated as of August 1, 1997, between New Century
       Energies, Inc. and the Bank of New York, as Rights Agent (Form 8-K, August 1, 1997-Exhibit 1).
4(a)2* Amendment as of March 24, 1999 to  the  Rights   Agreement, dated as of
       August 1, 1997, between New Century Energies, Inc. and the Bank of New York (Form 8-K, March 24, 1999, Exhibit 99.2)

PSCo
4(a)1* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4(a)2* Indentures supplemental to Indenture dated as of December 1, 1939:

                 Previous Filing:                   Previous Filing:
                   Form; Date orExhibit               Form; Date or   Exhibit
       Dated as of   File No.     No.    Dated as of    File No.        No.

      Mar. 14, 1941  10, 1946     B-2   Sept. 1, 19708-K, Sept. 1970     2
      May 14, 1941   10, 1946     B-3   Feb. 1, 1971 8-K, Feb. 1971      2
      Apr. 28, 1942  10, 1946     B-4   Aug. 1, 1972 8-K, Aug. 1972      2
      Apr. 14, 1943  10, 1946     B-5   June 1, 1973 8-K, June 1973      1

      Apr. 27, 1944  10, 1946     B-6   Mar. 1, 1974 8-K, Apr. 1974      2
      Apr. 18, 1945  10, 1946     B-7   Dec. 1, 1974 8-K, Dec. 1974      1
      Apr. 23, 1946 10-K, 1946    B-8   Oct. 1, 1975 S-7, (2-60082)   2(b)(3)
      Apr. 9, 1947  10-K, 1946    B-9   Apr. 28, 1976S-7, (2-60082)   2(b)(4)
      June 1, 1947 S-1, (2-7075) 7(b)   Apr. 28, 1977S-7, (2-60082)   2(b)(5)
      Apr. 1, 1948 S-1, (2-7671)7(b)(1) Nov. 1, 1977 S-7, (2-62415)   2(b)(3)
      May 20, 1948 S-1, (2-7671)7(b)(2) Apr. 28, 1978S-7, (2-62415)   2(b)(4)
      Oct. 1, 1948  10-K, 1948     4    Oct. 1, 1978   10-K, 1978      D(1)
      Apr. 20, 1949 10-K, 1949     1    Oct. 1, 1979 S-7, (2-66484)   2(b)(3)
      Apr. 24, 19508-K, Apr. 1950  1    Mar. 1, 1980   10-K, 1980      4(c)
      Apr. 18, 19518-K, Apr. 1951  1    Apr. 28, 1981S-16, (2-74923)   4(c)
      Oct. 1, 19518-K, Nov. 1951   1    Nov. 1, 1981 S-16, (2-74923)   4(d)
      Apr. 21, 19528-K, Apr. 1952  1    Dec. 1, 1981   10-K, 1981      4(c)
      Dec. 1, 1952S-9, (2-11120)2(b)(9) Apr. 29, 1982  10-K, 1982      4(c)
      Apr. 15, 19538-K, Apr. 1953  2    May 1, 1983   10-K, 1983      4(c)
      Apr. 19, 19548-K, Apr. 1954  1    Apr. 30, 1984S-3, (2-95814)    4(c)
      Oct. 1, 19548-K, Oct. 1954   1    Mar. 1, 1985   10-K, 1985      4(c)
      Apr. 18, 19558-K, Apr. 1955  1    Nov. 1, 1986   10-K, 1986      4(c)
      Apr. 24, 1956 10-K, 1956     1    May 1, 1987   10-K, 1987      4(c)
      May 1, 1957S-9, (2-13260)2(b)(15) July 1, 1990 S-3, (33-37431)   4(c)
      Apr. 10, 19588-K, Apr. 1958  1    Dec. 1, 1990   10-K, 1990      4(c)
      May 1, 1959 8-K, May 1959   2     Mar. 1, 1992   10-K, 1992      4(d)
      Apr. 18, 19608-K, Apr. 1960  1    Apr. 1, 199310-Q, June 30, 19934(a)
      Apr. 19, 19618-K, Apr. 1961  1    June 1, 199310-Q, June 30, 19934(b)
      Oct. 1, 19618-K, Oct. 1961   2    Nov. 1, 1993 S-3, (33-51167)  4(a)(3)
      Mar. 1, 19628-K, Mar. 1962 3(a)   Jan. 1, 1994   10-K, 1993     4(a)(3)
      June 1, 19648-K, June 1964   1    Sept. 2, 19948-K, Sept. 1994   4(a)
      May 1, 1966 8-K, May 1966   2     May 1, 199610Q, June 30, 1996 4(a)
      July 1, 19678-K, July 1967   2    Nov. 1, 1996   10-K, 1996     4(a)(3)
      July 1, 19688-K, July 1968   2    Feb. 1, 199710-Q, Mar. 31, 19974(a)
      Apr. 25, 19698-K, Apr. 1969  1    April 1, 199810-Q, Mar. 31, 19984(a)
      Apr. 21, 19708-K, Apr. 1970  1

4(b)1* Indenture, dated as of October 1, 1993, providing for the issuance of First Collateral Trust Bonds
        (Form 10-Q, September 30, 1993 - Exhibit 4(a)).

4(b)2*  Indentures supplemental to Indenture dated as of October 1, 1993:

                              Previous Filing:
                                Form; Date or          Exhibit
        Dated as of              File No.             No.
        -----------              --------            ---

        November 1, 1993     S-3, (33-51167)           4(b)(2)
        January 1, 1994      10-K, 1993                4(b)(3)
        September 2, 1994    8-K, Sept. 1994           4(b)
        May 1, 1996          10-Q, June 30, 1996       4(b)
        November 1, 1996     10-K, 1996                4(b)(3)
        February 1, 1997     10-Q, Mar. 31, 1997       4(b)
        April 1, 1998        10-Q, Mar. 31, 1998       4(b)

4(c)1* Indenture date May 1, 1998, between PSCo and The Bank of New York, providing for the issuance of Subordinated Debt Securities (Form 8-K, May 6, 1998 - Exhibit 4.2).

4(c)2* Supplemental Indenture dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 - Exhibit 4.3).

4(c)3* Preferred Securities Guarantee Agreement dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 - Exhibit 4.4).

4(c)4* Amended and Restated Declaration of Trust of PSCo Capital and Trust I date May 11, 1998, (Form 8-K, May 6, 1998 - Exhibit 4.1).

SPS
4(a)1* Indenture, dated as of August 1, 1946, providing for the issuance of First Mortgage Bonds (Registration No. 2-6910, Exhibit 7-A).

4(a)2*  Indentures supplemental to Indenture dated as of August 1, 1946:

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

4(b)1* Indenture dated February 1, 1999 between SPS and the Chase Manhattan Bank (Form 8-K, February 25, 1999. Exhibit B).

4(b)2* Supplemental Indenture dated March 1, 1999, between SPS and the Chase Manhattan Bank (Form 8-K, February 25, 1999, Exhibit C).

4(c)1* Standby Credit Agreement with Union Bank of Switzerland (Houston Agency) dated July 1, 1991 (Form 10-K, August 31, 1991 - Exhibit 4(a)).

4(d)1* Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, August 31, 1991 - Exhibit 4(b)).

4(e)1* Indenture dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(a)).

4(f)1* Supplemental Indenture dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(b)).

4(g)1* Guarantee Agreement dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(c)).

4(h)1* Amended and Restated Trust Agreement dated October 21, 1996, among SPS, David M. Wilks, as initial depositor, Wilmington Trust Company and the administrative trustees named therein (Form 10- Q, November 30, 1996 Exhibit 4(d)).

4(i)1* Agreement as to Expenses dated October 21, 1996, between SPS and Southwestern Public Service Capital I, (Form 10-K, December 31, 1996 Exhibit F).

10 Material Contracts
NCE
10(a)1  Form of Key Executive Change in Control Agreement.

10(b)1*+ Employment Agreement, effective August 1, 1997, between the Company and Mr. Bill D. Helton (Form S-4, Annex I, File No.
         33-64951).

10(b)2*+ Employment Agreement, effective August 1, 1997, between the Company and Mr. Wayne H. Brunetti (Form S-4, Annex I, File No.
         33-64951).

10(b)3*+ Employment Agreement, effective December 15, 1997, between company and Mr. Paul J. Bonavia (Form 10Q, September 30, 1998 - Exhibit 10(a)).

10(c)1*+ Omnibus  Incentive  Plan,  effective  August 1, 1997 (Form Def 14A,
         December 31, 1997 - Exhibit A)

10(d)1+  Directors' Voluntary Deferral Plan

10(e)1+  Supplemental Executive Retirement Plan

10(f)1+  Salary Deferral and Supplemental Savings Plan for Executive Officers

10(g)1+  Salary Deferral and Supplemental Savings Plan for Key Managers

PSCo
10(a)1* Settlement Agreement dated February 9, 1996 between the Company and the United States Department of Energy (Form 10-K, December 31, 1995 -
         Exhibit 10(a)(1)).

10(a)2* Settlement Agreement dated June 27, 1979 between the Registrant and General Atomic Company (Form S-7, File No. 2-66484 - Exhibit 5(a)(1)).

10(a)3* Services Agreement executed June 27, 1979 and effective as of January 1, 1979 between the Registrant and General Atomic Company (Form S-7, File No. 2-66484 - Exhibit 5(a)(3)).

10(b)1* Amended and Restated Coal Supply Agreement entered into October 1, 1984 but made effective as of January 1, 1976 between the Registrant and Amax Inc. on behalf of its division, Amax Coal Company (Form 10-K, December 31, 1984 - Exhibit 10(c)(1)).

10(b)2* First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (Form 10-K, December 31, 1988-Exhibit 10(c)(2).**

10(c)1*+ Supplemental   Executive   Retirement  Plan  for  Key  Management
         Employees, as amended and restated March 26, 1991 (Form 10-K, December 31, 1991 - Exhibit 10(e)(2)).

10(c)2*+ Executive  Savings  Plan (Form 10-K,  December  31, 1991 - Exhibit
         10(e)(5)).

10(c)3*+ Form of Key Executive Severance Agreement, as amended on August 22, and November 27, 1995. (Form 10-K, December 31, 1995 - Exhibit 10(3)(4)).

SPS
10(a)1* Coal Supply Agreement (Harrington Station) between SPS and TUCO, dated May 1, 1979 (Form 8-K, May 14, 1979 - Exhibit 3).

10(b)1* Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, dated July 1, 1978 (Form 8-K, May 14, 1979 -
         Exhibit 5(A)).

10(c)1* Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO (Form 8-K, May 14, 1979 - Exhibit 5(B)).

10(d)1* Coal Supply Agreement (Tolk Station) between SPS and TUCO dated April 30, 1979, as amended November 1, 1979 and December 30, 1981 (Form 10-Q, February 28, 1982 - Exhibit 10(b)).

10(e)1* Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated December 30, 1981, as amended November 1, 1979 and December 30, 1981 (Form 10-Q, February 28, 1982 - Exhibit 10(c)).

10(f)1*+ Incentive Compensation Plan (an Executive Management Plan) as amended July 23, 1996 (Form 10-K, August 31, 1996 - Exhibit 10(a)).

10(g)1*+ 1989 Stock  Incentive  Plan as amended  April 23, 1996 (Form 10-K,
         August 31, 1996 - Exhibit 10(b)).

10(h)1*+ Director's  Deferred  Compensation Plan as amended January 10, 1990
         (Form 10-K, August 31, 1996 - Exhibit 10(c)).

10(i)1*+ Supplemental  Retirement Income Plan as amended July 23, 1991 (Form
         10-K, August 31, 1996 - Exhibit 10(e)).

10(j)1*+ EPS  Performance  Unit Plan dated October 27, 1992 (Form 10-K,  August
          31, 1996 - Exhibit 10(a)).

12       Statement Re Computation of Ratios
12(a) PSCo Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 125 herein.

12(b) SPS Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 126 herein.

21       Subsidiaries of the Registrants

23(a)    Consent of Arthur Andersen LLP is set forth at page 136 herein.

23(b)    Consent of Deloitte & Touche LLP is set forth at page 137 herein.

24       Power of Attorney is set forth at page 137 herein.

27       Financial Data Schedule UT
27(a)    Financial Data Schedule for NCE as of December 31, 1998

27(b)    Financial Data Schedule for PSCo as of December 31, 1998

27(c)    Financial Data Schedule for SPS as of December 31, 1998
--------------

*   Previously filed as indicated and incorporated herein by reference.
+   Management contracts of compensatory plans or arrangements.