Form 10-Q
period 1999-03-31
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 1999-05-14
CIK 1004858, 81018, 92521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On May 11, 1999, 114,950,360 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $4,353,744,885.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                                Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.Financial Statements ............................................    1

Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................   33


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..............................................   45

Item 6.  Exhibits and Reports on Form 8-K...............................   45








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

                           FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation, Year 2000 issues, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, the consummation of the proposed merger with Northern States Power Company and other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
--------------------------------------------------------------------------------
AEP....................................................  American Electric Power
CERCLA ....................................Comprehensive Environmental Response,
                                                  Compensation and Liability Act
Cheyenne..................................Cheyenne Light, Fuel and Power Company
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court .............District Court in and for the City and County
                                                                       of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
Dth....................................................................Dekatherm
ECA.......................................................Energy Cost Adjustment
EPA.........................................U.S. Environmental Protection Agency
e prime...........................................e prime, inc. and subsidiaries
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain ...............................Fort St. Vrain Electric Generating
                                  Station, formerly a nuclear generating station
Fuelco ..........................................Fuel Resources Development Co.,
                                               a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
IRS.....................................................Internal Revenue Service
Kwh................................................................kilowatt-hour
PSCo/SPS Merger....................the business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE or Company........................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NCI..............................................New Century International, Inc.
NMPRC..........................New Mexico Public Regulation Commission formerly, the New Mexico Public Utility Commission
NOx...............................................................Nitrogen Oxide
PCB.....................................................Polychlorinated Biphenyl
PSCo..........................................Public Service Company of Colorado
PSRI........................................................PSR Investments, Inc
PUHCA.....................Public Utility Holding Company Act of 1935, as amended
PRPs.............................................Potentially Responsible Parties
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
              "Accounting for the Impairment of Long-Lived Assets and Long-Lived
                Assets to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS

                                                          March 31, December 31,
                                                             1999       1998
                                                             ----       ----

Property, plant and equipment, at cost:
   Electric ...........................................   $7,116,116  $7,097,070
   Gas ................................................    1,220,178   1,210,605
   Steam and other ....................................      115,606     111,620
   Common to all departments ..........................      418,695     423,287
   Construction in progress ...........................      468,825     391,100
                                                          ----------  ----------
                                                           9,339,420   9,233,682
   Less: accumulated depreciation .....................    3,410,190   3,351,659
                                                          ----------  ----------
     Total property, plant and equipment ..............    5,929,230   5,882,023
                                                          ----------  ----------



Investments, at cost:
 Investment in Yorkshire Power and other unconsolidated
   subsidiaries (Note 3) ..............................      347,911     340,874
   Other ..............................................       71,152      64,562
                                                          ----------  ----------
    Total investments .................................      419,063     405,436
                                                          ----------  ----------


Current assets:
   Cash and temporary cash investments ................       84,817      56,667
   Accounts receivable, less reserve for uncollectible
     accounts ($4,105 at March 31, 1999; $4,842 at
     December 31, 1998) ...............................      323,767     319,145
   Accrued unbilled revenues ..........................      113,400     130,455
   Recoverable purchased gas and electric energy
     costs - net ......................................       19,034      66,154
   Materials and supplies, at average cost ............       70,552      69,298
   Fuel inventory, at average cost ....................       27,934      24,653
   Gas in underground storage, at cost (LIFO) .........       30,935      52,624
   Prepaid expenses and other .........................       86,788      83,561
                                                          ----------  ----------
    Total current assets ..............................      757,227     802,557
                                                          ----------  ----------

Deferred charges:
   Regulatory assets (Note 1) .........................      375,476     381,632
   Unamortized debt expense ...........................       28,353      27,408
   Other ..............................................      185,043     172,908
                                                          ----------  ----------
    Total deferred charges ............................      588,872     581,948
                                                          ----------  ----------
                                                          $7,694,392  $7,671,964
                                                          ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                             CAPITAL AND LIABILITIES

                                                       March 31,    December 31,
                                                          1999          1998
                                                          ----          ----

Common stock .......................................  $ 1,884,687    $ 1,866,386
Retained earnings ..................................      775,016        740,677
Accumulated other comprehensive income .............       (2,856)         7,764
                                                      -----------    -----------
    Total common equity ............................    2,656,847      2,614,827

PSCo and SPS obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely subordinated debentures of PSCo and
  SPS (Note 7) ....................................       294,000        294,000
Long-term debt of subsidiaries ....................     2,304,985      2,205,545
                                                      -----------    -----------
                                                        5,255,832      5,114,372

Noncurrent liabilities:
  Employees' postretirement benefits other
     than pensions.................................        58,449         61,732
  Employees' postemployment benefits ..............        31,109         31,326
                                                      -----------    -----------
    Total noncurrent liabilities ..................        89,558         93,058
                                                      -----------    -----------

Current liabilities:
   Notes payable and commercial paper .............       408,900        524,394
   Long-term debt due within one year .............       124,477        138,165
   Accounts payable ...............................       255,555        285,080
   Dividends payable ..............................        69,523         69,271
   Recovered electric energy costs - net ..........        26,284         18,760
   Customers' deposits ............................        31,221         30,793
   Accrued taxes ..................................       133,954         85,384
   Accrued interest ...............................        41,854         50,229
   Other ..........................................       115,294        122,747
                                                      -----------    -----------
    Total current liabilities .....................     1,207,062      1,324,823
                                                      -----------    -----------

Deferred credits:
   Customers' advances for construction ...........        56,612         55,400
   Unamortized investment tax credits .............        99,650        100,925
   Accumulated deferred income taxes ..............       954,295        947,247
   Other ..........................................        31,383         36,139
                                                      -----------    -----------
    Total deferred credits ........................     1,141,940      1,139,711
                                                      -----------    -----------

Commitments and contingencies (Notes 4 and 5)
                                                      $ 7,694,392    $ 7,671,964
                                                      ===========    ===========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                            Three Months Ended
                                                                 March 31,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
  Electric...........................................        $628,706  $599,988
  Gas................................................         347,688   319,707
  Other..............................................          15,029    19,809
                                                              -------   ------
                                                              991,423   939,504

Operating expenses:
  Fuel used in generation............................         133,849   140,919
  Purchased power....................................         161,420   148,864
  Cost of gas sold...................................         261,631   224,912
  Other operating and maintenance expenses-regulated.         129,426   129,605
  Other operating and maintenance expenses-nonregulated        20,683    18,076
  Depreciation and amortization......................          69,502    62,418
  Taxes (other than income taxes) ...................          37,620    32,873
                                                              -------    ------
                                                              814,131   757,667
                                                              -------   -------
Operating income......................................        177,292   181,837

Other income and deductions:
  Equity in earnings of Yorkshire Power and other
   unconsolidated subsidiaries (Note 3) .............          15,811     3,752
  Miscellaneous income and deductions - net..........          (3,542)   (2,968)
                                                              -------    ------
                                                               12,269       784

Interest charges and preferred dividends of subsidiaries:
  Interest on long-term debt.........................          41,410    40,473
  Other interest.....................................           6,889     8,494
  Allowance for borrowed funds used during construction        (2,916)   (4,506)
  Dividends  on  PSCo  and  SPS  obligated  mandatorily
   redeemable preferred securities of subsidiary
   trusts holding solely subordinated  debentures of
   PSCo and SPS ......................................          5,763     1,963
  Dividend requirements on preferred stock of
   subsidiaries                                                     -     2,929
                                                                 ----     -----
                                                               51,146    49,353
                                                               ------    ------

Income before income taxes............................        138,415   133,268
Income taxes..........................................         37,115    47,119
                                                              -------    ------
Net income............................................       $101,300  $ 86,149
                                                             ========  ========

Weighted average common shares outstanding:
  Basic..............................................         114,681   110,973
  Diluted............................................         114,743   111,134

Basic and diluted earnings per share of common stock
 outstanding ........................................          $ 0.88    $ 0.78
                                                               ======    ======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (Thousands of Dollars, Except Share Information)
                   Three Months Ended March 31, 1999 and 1998

                                                                                           Accumulated
                                                                  Paid                        Other
                                   Common Stock, $1 par value      in          Retained   Comprehensive
                                       Shares        Amount      Capital       Earnings       Income          Total
                                       ------        ------      -------       --------       ------          -----

Balance at December 31, 1997        110,749,301    $  110,749   $1,583,446     $ 659,050       $4,142      $2,357,387
Comprehensive income:
  Net income..........                        -             -            -        86,149            -          86,149
  Foreign currency translation
  adjustment.........                         -             -            -             -        5,260           5,260
                                                                                                              -------
    Comprehensive income (Note 1)                                                                              91,409

Dividends declared on common stock            -             -            -       (64,533)           -         (64,533)
Issuance of common stock:
  Employees' Savings Plan               217,690           218       10,150             -            -          10,368
  Dividend Reinvestment Plan            211,723           212        9,485             -            -           9,697
  Incentive Compensation Plans           60,816            61        1,831             -            -           1,892
                                         ------        ------      -------       -------      -------         -------

Balance at March 31, 1998           111,239,530    $  111,240   $1,604,912     $ 680,666       $9,402      $2,406,220
                                    ===========    ==========   ==========     =========       ======      ==========



Balance at December 31, 1998        114,490,772    $  114,491   $1,751,895     $ 740,677       $7,764      $2,614,827

Comprehensive income:
  Net income..........                        -             -            -       101,300            -         101,300
  Foreign currency translation
   adjustment.........                        -             -            -             -      (10,620)        (10,620)
                                                                                                              -------
    Comprehensive income (Note 1)                                                                              90,680

Dividends declared on common stock            -             -            -       (66,662)           -         (66,662)
Issuance of common stock:
  Employees' Savings Plan               200,880           201        8,266             -            -           8,467
  Dividend Reinvestment Plan            195,440           195        8,050             -            -           8,245
  Incentive Compensation Plans           37,890            38        1,551             -            -           1,589
  Other ..............                        -             -            -          (299)           -            (299)
                                        -------        ------      -------       -------       ------         -------

Balance at March 31, 1999           114,924,982    $  114,925   $1,769,762     $ 775,016     $(2,856)      $2,656,847
                                    ===========    ==========   ==========     =========     =======       ==========


Authorized shares of common stock were 260 million at March 31, 1999 and 1998.

      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                           NEW CENTURY ENERGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................       $101,300   $86,149
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         73,027    64,887
     Amortization of investment tax credits...........         (1,275)   (1,279)
     Deferred income taxes............................         (3,428)   (6,433)
     Equity in earnings of Yorkshire Power and other
       unconsolidated subsidiaries, net ..............        (15,811)   (3,756)
     Allowance for funds used during construction.....           (173)        3
     Change in accounts receivable....................         (4,622)   15,373
     Change in inventories............................         17,154    36,913
     Change in other current assets...................         70,338    34,040
     Change in accounts payable.......................        (29,525)  (70,216)
     Change in other current liabilities..............         46,037    45,221
     Change in deferred amounts.......................        (17,440)    5,192
     Change in noncurrent liabilities.................         (3,500)    1,738
                                                              -------   -------
       Net cash provided by operating activities......        232,082   207,832

Investing activities:
   Construction expenditures..........................       (116,753) (127,989)
   Allowance for equity funds used during construction            173        (3)
   Proceeds from disposition of property, plant and
     equipment .......................................            715       441
   Purchase of other investments......................         (3,740)     (214)
   Sale of other investments..........................          5,181     5,458
                                                              -------   -------
       Net cash used in investing activities..........       (114,424) (122,307)

Financing activities:
   Proceeds from sale of common stock.................          8,789    13,038
   Proceeds from sale of long-term debt...............        149,118         -
   Redemption of long-term debt.......................        (65,212)  (51,854)
   Short-term borrowings - net........................       (115,494)   20,418
   Dividends on common stock..........................        (66,709)  (63,745)
                                                              -------   -------
       Net cash used in financing activities..........        (89,508)  (82,143)
                                                              -------   -------
       Net increase in cash and temporary cash
          investments ................................         28,150     3,382
       Cash and temporary cash investments at beginning
          of period ..................................         56,667    72,623
                                                               ------    ------
       Cash and temporary cash investments at end
           of period .................................      $  84,817   $76,005
                                                            =========   =======



                The accompanying notes to consolidated financial statements are an integral part of these financial statements

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                         March 31,  December 31,
                                                            1999        1998
                                                            ----        ----

Property, plant and equipment, at cost:
   Electric ..........................................  $4,382,476   $4,369,134
   Gas................................................   1,180,826    1,171,198
   Steam and other....................................      71,973       71,986
   Common to all departments..........................     413,892      418,484
   Construction in progress...........................     322,273      264,752
                                                           -------      -------
                                                         6,371,440    6,295,554
   Less: accumulated depreciation ....................   2,285,493    2,241,165
                                                         ---------    ---------
     Total property, plant and equipment..............   4,085,947    4,054,389
                                                         ---------    ---------

Investments, at cost:
   Note receivable from affiliate (Note 3)............     192,620      192,620
   Other..............................................      18,123       22,664
                                                           -------       ------
    Total investments.................................     210,743      215,284
                                                           -------      -------

Current assets:
   Cash and temporary cash investments................      30,039       19,926
   Accounts receivable, less reserve for uncollectible
     accounts ($1,999 at March 31, 1999; $2,254 at
     December 31, 1998) ..............................     159,007      172,587
   Accrued unbilled revenues .........................      87,146      119,856
   Recoverable purchased gas and electric energy
     costs - net .....................................      17,692       62,761
   Materials and supplies, at average cost............      48,559       47,881
   Fuel inventory, at average cost....................      25,640       22,361
   Gas in underground storage, at cost (LIFO).........      30,526       51,779
   Prepaid expenses and other.........................      40,204       46,523
                                                           -------       ------
    Total current assets..............................     438,813      543,674
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     261,547      269,112
   Unamortized debt expense ..........................      18,289       17,874
   Other..............................................      85,274       77,303
                                                           -------       ------
    Total deferred charges............................     365,110      364,289
                                                           -------      -------
                                                        $5,100,613   $5,177,636
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                         March 31,  December 31,
                                                            1999       1998
                                                            ----       ----



Common stock..........................................  $1,302,119   $1,302,119
Retained earnings.....................................     344,650      325,213
                                                           -------      -------
    Total common equity...............................   1,646,769    1,627,332

PSCo obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of PSCo (Note 7) ...........     194,000      194,000
Long-term debt........................................   1,637,925    1,643,130
                                                         ---------    ---------
                                                         3,478,694    3,464,462
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions .......................................       51,677       55,537
   Employees' postemployment benefits.................      27,195       27,195
                                                           -------      -------
    Total noncurrent liabilities......................      78,872       82,732
                                                           -------      -------

Current liabilities:
   Notes payable and commercial paper.................     339,400      402,795
   Long-term debt due within one year.................      33,520       44,481
   Accounts payable...................................     181,575      226,712
   Dividends payable..................................      46,502       46,461
   Customers' deposits................................      24,209       23,902
   Accrued taxes......................................     105,277       57,848
   Accrued interest...................................      31,140       36,729
   Current portion of accumulated deferred income taxes      2,022        8,142
   Other..............................................      63,693       68,729
                                                           -------      -------
    Total current liabilities.........................     827,338      915,799
                                                           -------      -------

Deferred credits:
   Customers' advances for construction...............      55,493       54,260
   Unamortized investment tax credits ................      93,265       94,459
   Accumulated deferred income taxes..................     543,094      538,581
   Other..............................................      23,857       27,343
                                                           -------      -------
    Total deferred credits............................     715,709      714,643
                                                           -------      -------

Commitments and contingencies (Notes 4 and 5).........     -------     --------
                                                        $5,100,613   $5,177,636
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................       $401,871  $375,446
   Gas................................................        254,171   265,483
   Other..............................................          3,377     3,713
                                                              -------   -------
                                                              659,419   644,642

Operating expenses:
   Fuel used in generation............................         51,865    50,629
   Purchased power....................................        134,775   124,057
   Gas purchased for resale...........................        172,842   176,482
   Other operating and maintenance expenses...........         94,511    93,945
   Depreciation and amortization......................         48,540    42,896
   Taxes (other than income taxes) ...................         23,487    19,969
   Income taxes  .....................................         29,214    36,818
                                                              -------   -------
                                                              555,234   544,796
                                                              -------   -------
Operating income......................................        104,185    99,846

Other income and deductions:
   Equity earnings in Yorkshire Power (Note 3)........              -     3,446
   Miscellaneous income and deductions - net..........         (1,566)   (2,885)
                                                              -------   -------
                                                               (1,566)      561

Interest charges:
   Interest on long-term debt.........................         29,883    28,578
   Other interest.....................................          5,220     5,653
   Allowance for borrowed funds used during construction       (2,223    (2,721)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 7)            3,800         -
                                                                -----      ----
                                                               36,680    31,510
                                                               ------    ------

Net income............................................         65,939    68,897
Dividend requirements on preferred stock..............              -     2,929
                                                              -------   -------
Earnings available for common stock...................        $65,939   $65,968
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................        $65,939   $68,897
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         50,507    44,124
     Amortization of investment tax credits...........         (1,194)   (1,197)
     Deferred income taxes............................            251      (801)
     Equity in earnings of Yorkshire Power............              -    (3,446)
     Change in accounts receivable....................         13,580    10,165
     Change in inventories............................         17,296    36,546
     Change in other current assets...................         84,098    32,739
     Change in accounts payable.......................        (45,137)  (46,326)
     Change in other current liabilities..............         37,111    39,889
     Change in deferred amounts.......................         (9,683)   (2,194)
     Change in noncurrent liabilities.................         (3,860)     (732)
                                                              -------   -------
       Net cash provided by operating activities......        208,908   177,664

Investing activities:
   Construction expenditures..........................        (86,857) (107,298)
   Proceeds from disposition of property, plant and
     equipment                                                 10,532     1,393
   Purchase of other investments......................           (321)     (152)
   Sale of other investments..........................          4,861     5,026
                                                              -------   -------
       Net cash used in investing activities..........        (71,785) (101,031)

Financing activities:
   Proceeds from the sale of long-term debt...........         47,909         -
   Redemption of long-term debt.......................        (65,063)  (51,800)
   Short-term borrowings - net........................        (63,395)   16,899
   Dividends on common stock..........................        (46,461)  (38,047)
   Dividends on preferred stock.......................              -    (2,929)
                                                              -------   -------
       Net cash used in financing activities..........       (127,010)  (75,877)
                                                             --------   -------
       Net increase in cash and temporary cash
         investments .................................         10,113       756
       Cash and temporary cash investments at beginning
         of period ...................................         19,926    18,909
                                                               ------    ------
       Cash and temporary cash investments at end
         of period ...................................      $  30,039  $ 19,665
                                                            =========  ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                          March 31, December 31,
                                                           1999        1998
                                                           ----        ----

Property, plant and equipment, at cost:
   Electric...........................................  $2,670,586   $2,665,115
   Construction in progress...........................     140,381      121,407
                                                           -------      -------
                                                         2,810,967    2,786,522
   Less: accumulated depreciation.....................   1,072,367    1,057,183
                                                         ---------   ----------

    Total property, plant and equipment...............   1,738,600    1,057,183
                                                         ---------    ---------


Investments, at cost:
   Notes receivable from affiliate....................     119,036      119,036
   Other..............................................       5,645        5,591
                                                           -------      -------
    Total investments.................................     124,681      124,627
                                                           -------      -------

Current assets:
   Cash and temporary cash investments................      17,064        1,350
   Accounts receivable, less reserve for uncollectible
    accounts ($1,382 at March 31, 1999; $1,695 at
    December 31, 1998)................................      67,176       76,190
   Accrued unbilled revenues..........................      25,528        9,373
   Materials and supplies, at average cost............      17,247       16,970
   Fuel inventory, at average cost....................       2,294        2,293
   Current portion of accumulated deferred income taxes      9,390        6,113
   Prepaid expenses and other.........................       3,165        5,248
                                                           -------      -------
    Total current assets..............................     141,864      117,537
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     113,420      111,971
   Unamortized debt expense...........................       9,282        8,767
   Other..............................................      41,364       37,623
                                                           -------      -------
    Total deferred charges............................     164,066      158,361
                                                           -------      -------
                                                        $2,169,211   $2,129,864
                                                        ==========   ==========




          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                         March 31,  December 31,
                                                            1999         1998
                                                            ----         ----


Common stock..........................................     $348,402   $348,402
Retained earnings.....................................      393,184    389,818
                                                            -------    -------
    Total common equity...............................      741,586    738,220

SPS obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of SPS (Note 7) ............      100,000    100,000
Long-term debt........................................      630,498    530,618
                                                            -------    -------
                                                          1,472,084  1,368,838
                                                          ---------  ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................        6,534      5,941
   Employees' postemployment benefits.................        3,354      3,571
                                                            -------    -------
    Total noncurrent liabilities......................        9,888      9,512
                                                            -------    -------

Current liabilities:
   Notes payable and commercial paper.................            -     85,162
   Note payable to affiliate..........................        9,000      9,000
   Long-term debt due within one year.................       90,113     90,113
   Accounts payable...................................       73,354     64,275
   Dividends payable..................................       20,025     20,007
   Recovered electric energy costs - net..............       26,284     18,760
   Customers' deposits................................        6,055      5,904
   Accrued taxes......................................       43,001     37,646
   Accrued interest...................................        8,969     12,273
   Other..............................................       19,480     18,011
                                                            -------    -------
    Total current liabilities.........................      296,281    361,151
                                                            -------    -------

Deferred credits:
   Unamortized investment tax credits.................        5,156      5,219
   Accumulated deferred income taxes..................      381,393    380,655
   Other..............................................        4,409      4,489
                                                            -------    -------
    Total deferred credits............................      390,958    390,363
                                                            -------    -------

Commitments and contingencies (Notes 4 and 5).........   ----------  ----------
                                                         $2,169,211  $2,129,864
                                                         ==========  ==========



          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----

Operating revenues....................................       $202,552  $199,732

Operating expenses:
   Fuel used in generation............................         82,053    90,290
   Purchased power....................................          5,105     2,641
   Other operating & maintenance expenses.............         33,804    34,396
   Depreciation and amortization......................         18,472    17,776
   Taxes (other than income taxes)....................         13,384    12,065
   Income taxes.......................................         14,365    11,225
                                                              -------   -------
                                                              167,183   168,393
                                                              -------   -------
Operating income......................................         35,369    31,339

Other income and deductions - net.....................          2,080     1,075

Interest charges:
   Interest on long-term debt.........................         11,195    11,504
   Other interest.....................................          1,589     2,579
   Allowance for borrowed funds used during construction         (689)   (1,771)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ...........          1,963     1,963
                                                                -----     -----
                                                               14,058    14,275
                                                               ------    ------

Net income............................................        $23,391   $18,139
                                                              =======   =======


          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................        $23,391   $18,139
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         19,611    18,859
     Amortization of investment tax credits...........            (63)      (63)
     Deferred income taxes............................         (3,460)   (4,969)
     Allowance for funds used during construction.....           (173)        3
     Change in accounts receivable....................          9,014    16,008
     Change in inventories............................           (278)     (305)
     Change in other current assets...................        (14,072)    6,008
     Change in accounts payable.......................          9,079    (9,140)
     Change in other current liabilities..............         11,195    (1,359)
     Change in deferred amounts.......................         (4,853)   10,438
     Change in noncurrent liabilities.................            376      (279)
                                                              -------   -------
       Net cash provided by operating activities......         49,767    53,340

Investing activities:
   Construction expenditures..........................        (27,170)  (18,601)
   Allowance for equity funds used during construction            173        (3)
   Cost of disposition of property, plant and equipment        (1,029)   (1,013)
   Purchase of other investments......................            (54)      (62)
                                                              -------   -------
       Net cash used in investing activities..........        (28,080)  (19,679)

Financing activities:
   Proceeds from sale of long-term debt...............         99,196         -
   Short-term borrowings - net........................        (85,162)   (2,982)
   Dividends on common stock..........................        (20,007)  (22,546)
                                                              -------   -------
       Net cash used in financing activities..........         (5,973)  (25,528)
                                                              -------   -------
       Net increase in cash and temporary cash
         investments .................................         15,714     8,133
       Cash and temporary cash investments at
         beginning of period .........................          1,350       986
                                                              -------    ------
       Cash and temporary cash investments at end
         of period                                          $  17,064   $ 9,119
                                                            =========   =======



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

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

Business, Utility Operations and Regulation

      NCE is a registered holding company under PUHCA and its domestic utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Approximately 90% of the Company's revenues are derived from its regulated utility operations.

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

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

March 31, 1999                              NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $147,554       $68,011        $80,037
Nuclear decommissioning costs.......        67,215        67,215              -
Employees' postretirement benefits
  other than pensions...............        56,343        53,488          2,855
Employees' postemployment benefits
  (Note 4) .........................        24,768        24,320              -
Demand-side management costs........        35,622        30,742          4,880
Unamortized debt reacquisition costs        32,718        15,739         16,424
Other...............................        11,256         2,032          9,224
                                            ------        ------         ------
  Total.............................      $375,476      $261,547       $113,420
                                          ========      ========       ========

December 31, 1998                           NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $148,499       $69,868        $79,116
Nuclear decommissioning costs.......        69,490        69,490              -
Employees' postretirement benefits
  other than pensions...............        57,350        54,461          2,889
Employees' postemployment benefits
  (Note 4) .........................        24,888        24,416              -
Demand-side management costs........        37,160        31,984          5,176
Unamortized debt reacquisition costs        33,138        15,769         16,808
Other...............................        11,107         3,124          7,982
                                            ------        ------         ------
  Total.............................      $381,632      $269,112       $111,971
                                          ========      ========       ========

     The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of March 31, 1999 and December 31, 1998 are reflected in rates charged to customers over periods ranging from two to thirty years. The recovery of regulatory assets over the next five years is estimated to exceed $200 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein and in the NCE, PSCo and SPS Annual Report on Form 10-K for a more detailed discussion regarding recovery periods.

     On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual electric department earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of the postemployment benefits cost regulatory asset totaling approximately $15 million over three years. In December 1998, the CPUC approved a settlement agreement on this matter which deferred the final determination of the regulatory treatment of these costs pending the outcome of the current appeal of the decision on PSCo's gas rate case. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written off (see Note 4. Regulatory Matters).

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

Non-utility Subsidiaries and International Investments

      The Company's non-utility subsidiaries are principally involved in energy-related businesses including the following: engineering, design and construction management, non-regulated energy services, including gas and power marketing, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 3. Investment in Yorkshire Power). Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenues, costs and expenses, which are translated at average current rates during each reporting period.

Consolidation and Financial Statement Presentation

      The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in income from its unconsolidated investments accounted for under the equity method of accounting. All intercompany items and transactions have been eliminated.

Comprehensive Income

      The Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in financial statements. Other comprehensive income for NCE was reported in the consolidated Statements of Shareholders' Equity for the three months ending March 31, 1999 and March 31, 1998 and consists of foreign currency translation adjustments related to the investment in Yorkshire Power.

      For the three months ending March 31, 1999, PSCo and SPS had no other comprehensive income items, therefore, comprehensive income equals net income. For the three months ended March 31, 1998, SPS had no other comprehensive income items, therefore, comprehensive income equals net income. During that same period, PSCo had other comprehensive loss of $4.1 million, which consisted of foreign currency translation adjustments related to the investment in Yorkshire Power. On March 31, 1998, PSCo sold NCI (which includes Yorkshire Power and related foreign currency translation adjustments) to NC Enterprises. The amount of the sale included other comprehensive income of $5.3 million at March 31, 1998. As a result of this sale, PSCo had no Accumulated Other Comprehensive Income at March 31, 1998.

Basic and Diluted Earnings Per Share

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

      During the first quarter of 1999 and 1998, the Company had 62,000 shares and 161,000 shares, respectively, of potentially dilutive securities. These shares had no impact on the Company's reported earnings per share information.

     Approximately 1,098,000 common shares are issuable under stock option grants as of March 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

Statements of Cash Flows - Non-cash Transactions:

      Shares of common stock (200,880 in 1999 and 222,362 in 1998), valued at the market price on date of issuance (approximately $10 million in 1999 and 1998), were issued to a savings plan of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years. The stock issuances were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million (see Note 3. Investment in Yorkshire Power) of which $192.6 million remains outstanding at March 31, 1999.

General

     See Note 1. of the Notes to Consolidated Financial Statements in the NCE, PSCo and SPS 1998 Annual Report on Form 10-K for a summary of the companies and their subsidiaries significant accounting policies.

2. Proposed Merger with Northern States Power Company (NCE, PSCo and SPS)

     On March 24, 1999, NCE and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger (the "NCE/NSP Merger Agreement") providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the merger (the "NCE/NSP Merger") and a holding company for the combined assets and operations. Just before or at the time the NCE/NSP Merger is complete, NSP will contribute all of its assets, other than shares that it owns in subsidiaries, to a newly formed wholly owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to a new utility subsidiary, NCE and NSP may negotiate a mutually acceptable alternative.

     Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock, par value $2.50 per share ("NSP Common Stock"). Cash will be paid in lieu of any fractional shares of NSP Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at March 31, 1999, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of the combined company and the common shareholders of NSP owning 46% of the common equity of the combined company. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

      It is anticipated that the combined company will initially adopt the NCE dividend payment level, adjusted for the exchange ratio, resulting in a pro forma dividend of $1.50 per share on an annual basis, following completion of the NCE/NSP Merger. The actual dividend level will be dependent upon the combined company's results of operations, financial position, cash flows and other factors, and will be evaluated by the Board of Directors of the combined company.

     Based on reported 1998 results, the combined company would have revenues approximately of $6.7 billion (including earnings from equity investments of $116 million), earnings of approximately $619 million and assets totaling approximately $15.1 billion. NCE and NSP estimate regulated cost savings of approximately $1.1 billion, net of merger costs and costs to achieve the savings, in the first 10 years after the transaction is completed. Nonrecurring costs directly attributable to the NCE/NSP Merger will be deferred and amortized to expense in periods subsequent to the consummation of the merger consistent with the anticipated recovery in rates.

      Consummation of the NCE/NSP Merger is subject to certain closing conditions, including, among others, approval by the shareholders of NCE and NSP, approval or regulatory review by certain state utility regulators, the SEC under the PUHCA, the FERC, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the NCE/NSP Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. NCE and NSP have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to take from 12 to 18 months to complete.

     NCE expects to hold a special shareholders' meeting during late June 1999 to vote on the NCE/NSP Merger. All shareholders will receive a detailed proxy statement prior to the meeting, which will explain in detail the terms of the NCE/NSP Merger, membership on the Board of Directors, employment arrangements and other matters related to the NCE/NSP Merger.

3. Investment in Yorkshire Power (NCE and PSCo)

Merger Rate Filings

      Yorkshire Power is a joint venture initially equally owned by PSCo and AEP, which acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, an U.K. regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method and NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million of which $192.6 remains outstanding at March 31, 1999. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo. In October 1998, NCE contributed $100 million to NC Enterprises, which was used to reduce the principle balance of the promissory note to PSCo.

      Summarized income statement information for the three months ended March 31, 1999 and 1998, respectively is presented below (in millions):

                                                    1999      1998
                                                            (NCE and
                                                    (NCE)     PSCo)
                                                    -----     -----

    Yorkshire Power:
      Operating revenues.......................    $  652.0 $  663.2
                                                   -------- --------

      Operating income.........................       113.5     89.7
                                                   -------- --------

      Net income...............................    $   34.6 $    6.9
                                                   ======== ========

    NCI's equity in earnings of Yorkshire Power    $   17.3 $    3.4
                                                   ======== ========

      NCI's equity in earnings of Yorkshire Power increased by approximately $13.9 million for the three months ended March 31, 1999, when compared to the same period in 1998, primarily due an increase in gas supply business margins. In addition during 1998, Yorkshire Power recognized a penalty, which was applicable to all United Kingdom regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition (Yorkshire Power's portion was $8.3 million).

      The unaudited pro forma financial information, for the three months ended March 31, 1998, presented below for PSCo assumes that NCI was sold to NC Enterprises effective January 1, 1998. The pro forma adjustments represent the removal of NCI's net income from PSCo and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises. Based upon the above assumptions, shown below is unaudited pro forma financial information for the three months ended March 31, 1998 (in millions):

                                                          PSCo Earnings
                                                              1998
                                                              ----

Net income...............................................     $ 68.9

Pro forma adjustments:

  NCI's net income.......................................      (2.8)
  Interest income from promissory note, net of tax.......       3.3
                                                              -----

Pro forma result.........................................     $ 69.4
                                                              ======

4. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

 - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
 - a Quality of Service Plan ("QSP") designed with performance measures to effectively penalize or reward PSCo based on the quality of service provided to retail customers. The reward structure was eliminated for the years 1999-2001; and
 - an Incentive Cost Adjustment ("ICA") which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

      PSCo has filed with the CPUC its proposed Performance Based Regulatory Plan adjustment for calendar year 1998. This adjustment provides the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold. PSCo recorded a customer refund obligation of $15.1 million for the 1997 earnings test and an estimated refund obligation of $8 million for the 1998 earnings test. In July 1998, PSCo began refunding the 1997 earnings test refund obligation to customers through bill credits.

      Additionally, PSCo agreed to freeze base electric rates after the PSCo/SPS Merger rate reductions for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary for the recovery of DSM, QF capacity costs and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding.

PSCo Wholesale - FERC

      On March 30, 1999, PSCo received authorization from the FERC to engage in market-based wholesale power sales. The authorization allows PSCo to sell energy to e prime, subject to certain conditions, as well as third parties.

SPS Merger Related Rate Reductions

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the PSCo/SPS

Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

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

Texas

     The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. SPS has also requested the prospective sharing of margins from wholesale non-firm sales. Intervening parties are contesting a portion of the recovery of fuel costs, to which SPS is providing rebuttal testimony. SPS has entered into a settlement agreement with the General Counsel at the PUCT, which if approved, would provide for the recovery of these fuel costs. The final outcome of this fuel reconciliation proceeding is pending.

      SPS was named as a defendant in a case entitled Thunder Basin Coal Co. vs. Southwestern Public Service Co. In November 1994, the jury returned a verdict in favor of Thunder Basin and awarded damages of approximately $18.8 million. SPS appealed the judgment and, in January 1997, that Court found in favor of Thunder Basin and upheld the judgment. In February 1997, SPS recorded the liability for the judgment including interest and court costs. The amount of approximately $22.3 million was paid in April 1997.

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

     SPS believes that recovery of the Thunder Basin costs for the Texas retail jurisdiction will be approved in the pending fuel reconciliation proceeding.
Under the PUCT regulations, a utility may recover eligible fuel expenses or fuel-related expenses, which result in benefits to customers that exceed the costs that customers would otherwise have to pay. The Thunder Basin costs resulted in total net savings to customers of approximately $8.5 million, with approximately $4.6 million net savings attributable to Texas retail jurisdictional customers. In the settlement agreement with the General Coounsel's office at the PUCT, the General Counsel has agreed with SPS's proposed recovery of the Thunder Basin costs.

     The PUCT authorized SPS to reduce its fixed fuel factor for SPS's Texas retail jurisdiction, effective in April 1999, by approximately $44 million on an annual basis. The PUCT also authorized SPS to refund its over collected fuel costs for the period January 1998 through January 1999. This one-time $16.5 million fuel refund, including interest, will be applied to the monthly billings during April 1999. This rate reduction and fuel cost refund are primarily due to lower coal transportation costs between SPS's coal supplier and the railroad company which began in late 1998.

New Mexico

      In October 1997, the NMPRC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective January 1998. This employs an over/under fuel collection calculation made on a monthly basis. SPS is required to petition for a change in the fixed fuel factor if the over/under recovery balance exceeds $5 million. In addition, on an annual basis, SPS files with the NMPRC a report of SPS's fuel and purchase power costs, which includes the current over/under recovery balance and proposed rate changes to refund or surcharge the balance. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation. Previously, New Mexico's retail jurisdictional electric rates applied a monthly fuel factor. In January 1999, SPS implemented new annual fixed fuel cost recovery factors to reflect lower fuel costs primarily as a result of the aforementioned coal transportation cost settlement between SPS's coal supplier and the railroad company.

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

Wholesale - FERC

      In 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of that order that related to recognition of rates of the reduction of the federal income tax rates from 46% to 34%. The United States Court of Appeals remanded the case, directing the FERC to reconsider SPS's claim. Negotiated settlements with certain customers were reached, and approved by the FERC, in 1993 and 1995, with SPS receiving approximately $10 million, including interest. Settlement agreements were reached with the two remaining customers during 1998 and approved by the FERC. In connection with these settlements during 1998, subsequent to the first quarter of 1998, SPS recorded $16.9 million of additional revenues and $7.6 million of additional depreciation expense.

Deregulation Legislation

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999 which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000.

     Several electric restructuring measures have been introduced during the current Texas legislative session. Substantial negotiation has been required to develop a bill which meets the diverse needs of the state. An electric restructuring bill has not yet been passed by both the Senate and the House during this legislative session, which is scheduled to continue through early June 1999. The changes resulting from this legislative session, if any, can not be determined at this time.

Gas Utility Matters

PSCo Rate Cases

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. PSCo anticipates a decision during 1999.

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Costs). Hearings were held during April 1999. Intervening parties proposed an annual reduction in rates, which PSCo is contesting. New rates, if approved, would become effective July 1, 1999.

PSCo Unbundling and Deregulation of the Retail Natural Gas Supply Business

      On April 26, 1999, the Colorado legislature approved a bill, which will allow natural gas public utilities to voluntarily submit plans to the CPUC to open their markets and enable customers to choose their natural gas supplier. Currently, PSCo provides a traditional bundled gas service with rates designed for the recovery of actual gas costs through the GCA and for providing transportation and delivery services. Delivery of natural gas would continue to be regulated, with delivery companies required to offer nondiscriminatory pipeline access to competitors. The bill must be approved by the governor by June 4, 1999, in order for it to be enacted. PSCo is currently evaluating this legislation.

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

      Under the CERCLA, the U.S. EPA identified, and a Phase II environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. In January 1996, a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). In July 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. Both sides of the litigation filed petitions for certiorari to the Colorado Supreme Court, which granted a hearing on several issues, although the matter is still pending. In addition, in August 1996, PSCo filed a lawsuit against four PRPs seeking recovery of certain Barter related costs. Settlement has been achieved with two smaller PRPs. In December 1997, the U. S. District Court awarded summary judgment in favor of the remaining PRPs, on the basis that PSCo failed to follow CERCLA guidelines in the cleanup. In January 1998, PSCo appealed the summary judgment to the U.S. Court of Appeals, which is still pending. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.1 million.

      PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, in October 1993, the owners filed a civil action against PSCo in the Denver District Court. The action alleged that PSCo was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. In August 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between PSCo and the building owners resolving all claims. In December 1995, PSCo filed complaints against all applicable insurance carriers in the Denver District Court. In June 1997, the Court ruled in favor of the carriers on summary judgment motions addressing late notice and other issues. In August 1997, PSCo filed an appeal of the decision with the Colorado Court of Appeals. In March 1999, the Court affirmed the trial court's decision. A petition for rehearing was denied. PSCo may file a petition for certiorari to the Colorado Supreme Court. One carrier was excluded from the summary judgment; subsequently, that carrier received approval to be dismissed on the same basis as the other carriers. In March 1998, PSCo reached a settlement with another carrier who was not part of the Denver District Court action. In December 1998, the CPUC approved recovery of the electric jurisdictional net costs totaling approximately $3.1 million through PSCo's electric department earnings test over a five-year amortization period.

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

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal-fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) the use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and c) allowances issued by the EPA and purchased from other companies. In addition, PSCo will be required to modify certain boilers by the year 2000 toreduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for these future plant modifications to meet NOx requirements total approximately $2.5 million and pertain to PSCo's Cherokee Unit 1 and 2 and Arapahoe Unit 3.

      PSCo has announced its intention to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above, but will only do so if the following three conditions are met: 1) the Colorado General Assembly and the CPUC approve recovery of these costs, 2) PSCo obtains flexibility in operating the plants, and 3) PSCo is assured the emission reduction plan is sufficient to meet future state requirements for 15 years. Legislation was passed and signed into law during the second quarter of 1998. During the third quarter of 1998, PSCo and the CDPHE entered into a voluntary emissions reduction agreement under the legislation. In November 1998, PSCo filed for recovery of these costs with the CPUC. The voluntary emissions reduction agreement will be effective only if the CPUC approves a cost recovery mechanism acceptable to PSCo. The CPUC has set this matter for hearing on May 17, 1999.

Hayden Steam Electric Generating Station

      In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement, which effectively resolved this litigation. Installation of this emission control equipment is in process and on schedule in accordance with the settlement agreement. The joint owners completed installation and began operating the emission control equipment required for Unit 1 on time in accordance with the settlement agreement in late 1998. The joint owners began the tie-in of the Unit 2 control equipment in March 1999.

Craig Steam Electric Generating Station

      In October 1996, a conservation  organization  filed a complaint in the U.
S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and
2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. Settlement discussions were held in 1998, although no settlement was achieved. On March 8, 1999, the U. S. District Court ruled on all pending motions in the case. It held that: (1) the conservation organization has standing to bring the litigation; (2) the conservation organization may rely on continuous opacity monitor data to demonstrate the plant's violation of the opacity standard; (3) the Craig Station owners may challenge the accuracy of the monitor data at trial; and (4) the conservation organization must prove at trial that the station has not operated with good pollution control practices. The U. S. District Court set a pretrial conference for June 1999 and ordered the parties to participate in a settlement conference. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that any potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Fort St. Vrain

     PSCo has completed all decommissioning activities at Fort St. Vrain and the site has been released for unrestricted use. PSCo is currently operating a gas-fired combined cycle steam generation plant at this facility. Spent nuclear fuel is currently being stored on-site in the Independent Spent Fuel Storage Installation ("ISFSI"). In 1996, PSCo and DOE entered into an agreement to resolving all the defueling issues, as discussed in the Notes to Consolidated Financial Statements in the NCE and PSCo 1998 Annual Report on Form 10-K. The NRC is reviewing a final request to transfer the title of the ISFSI to the NRC and PSCo anticipates approval in mid-1999.

Leyden Gas Storage Facility

      During August 1998, a Jefferson County, Colorado District Court jury found PSCo liable for approximately $1.8 million for the reduction in land value and related damages resulting from the allegations that natural gas had migrated from the Leyden Gas Storage facility. PSCo appealed the judgment and recorded a liability for estimated costs related to this issue. The affected land is located north of, but not immediately adjacent to, the storage facility.

Tax Matters

      PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, PSCo's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. A Request for Technical Advice from the IRS National Office with respect to the proposed adjustment is pending.

      Management is vigorously contesting this issue. PSCo has not recorded any provision for income tax or interest expense related to this matter. Management believes that the PSCo's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Year 2000 Issue

      The Y2K issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which, may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is correcting all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. As of March 31, 1999, approximately 98% of the remediation and testing phases for all critical IT systems has been completed. The remaining work is planned to be completed by June 30, 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases have been completed. Remediation and testing for non-IT systems are approximately 76% completed as of March 31, 1999. The remainder is expected to be completed by the end of the third quarter of 1999. Systems critical to the generation and delivery of energy are expected to be completed by the end of the second quarter of 1999.

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

      The Company currently expects to incur total costs of approximately $25 million of operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Furthermore, the Company expects to spend approximately $15 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred during the first quarter of 1999; and the total estimated costs to be incurred. A significant portion of the remaining costs to be incurred consists of replacement systems and contingency planning costs, a portion of which may not ultimately be incurred.

                              Actual         Actual          Remaining      Estimated
                              Costs          Costs           Estimated        Total
                              1998           First            Costs to       Project
                            and Prior     Quarter 1999      be Incurred       Costs
                            ---------     ------------      -----------       -----
                                          (in millions)
  Operating expenses .....     $8.0           $1.1              $8.7          $17.8
  Capital for automated
     system components ...      0.7            0.3               6.1            7.1
  IT replacement projects:
     Operating............      0.2            0.5               0.3            1.0
     Capital..............      6.4            2.8               4.7           13.9
                              -----            ---               ---         ------
       Total..............    $15.3          $ 4.7            $ 19.8         $ 39.8
                              =====          =====            ======         ======

      Yorkshire Power has also undertaken activities to address Y2K issues. The estimated proportionate share of Yorkshire's incremental Y2K costs (costs which would not have been required in the normal course of business) that will flow through to the Company's earnings as a result of such activities is not expected to have a material impact on the financial condition or results of operations of the Company.

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with the loss of a portion of the communication system that is critical to generation and distribution control. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. NCE is able to isolate its systems and facilities from the national power grid in the case of a severe grid disruption. Isolation from the national grid is considered a last resort strategy in the Company's emergency response procedures that would be employed for severe system disruptions, regardless of Y2K issues. The Company intends to remain interconnected to the national grid at the millennium changeover. Being interconnected provides the additional security of having redundant sources of electric power supply. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      If correction or replacement of non-compliant systems is not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Employee Matters

      The Company and its subsidiaries are engaged in certain employment related litigation and intend to contest, or are actively contesting, all such claims, and believe that the ultimate outcome will not have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

6.  Acquisitions  (NCE)

Acquisition of Planergy

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

7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

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

8. Business Segment Information (NCE, PSCo and SPS)

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

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                     Electric       Gas         Inter-      All
March 31, 1999        Utility     Utility     national     Other       Total
                     --------    --------     --------   --------    --------
Revenues:
 External customers. $614,695    $259,384    $      -    $117,344    $991,423
 Intersegment.......      155       1,959           -      16,686      18,800
Segment profit......   66,820      18,211      18,140       4,721     107,892

                     Electric       Gas         Inter-      All
March 31, 1998        Utility     Utility     national     Other       Total
                     --------    --------     --------   --------    --------
Revenues:
 External customers. $584,624    $271,243    $      -    $ 83,637    $939,504
 Intersegment.......      159       1,200           -      17,169      18,528
Segment profit......   61,231      25,164       2,799       6,634      95,828

Reconciliations:                            1999        1998
                                          --------    --------
Profit or Loss
   Total profit for reportable segments   $103,171    $ 89,194
   Other profit....................          4,721       6,634
   Other unallocated amounts.......         (6,592)     (9,679)
                                          --------    --------
      Net income...................       $101,300    $ 86,149
                                          ========    ========

PSCo:
      PSCo has two reportable segments: electric utility and gas utility. During 1998, PSCo had three reportable segments: electric, gas and international. The electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in the state of Colorado. The gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees and a finance company that finances certain of PSCo's current assets. The International segment does not apply to PSCo in 1999 as effective March 31, 1998, PSCo sold NCI to NC Enterprises (see Note 3. Investment in Yorkshire Power).

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                     Electric       Gas         Inter-      All
March 31, 1999        Utility     Utility     national     Other       Total
                     --------    --------     --------   --------    --------
Revenues from
 external customers. $401,871    $254,171    $      -    $  3,377    $659,419
Segment profit......   44,466      17,989           -       6,865      69,320

                     Electric       Gas         Inter-      All
March 31, 1998        Utility     Utility     national     Other       Total
                     --------    --------     --------   --------    --------
Revenues from
 external customers. $375,446    $265,483    $      -    $  3,713    $644,642
Segment profit......   44,710      24,878       2,799       2,167      74,544

Reconciliations:                            1999        1998
                                          --------    --------
Profit or Loss
   Total profit or loss for
     reportable segments                  $ 62,455    $ 72,387
   Other profit....................          6,865       2,167
   Other unallocated amounts.......         (3,381)     (8,586)
                                          --------    --------
      Net income...................       $ 65,939    $ 65,968
                                          ========    ========

SPS:
     SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $202.6 million and $199.7 million for the quarters ended March 31, 1999 and 1998, respectively.

9.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1998 Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the three months ended March 31, 1999 should not be taken as an indication of earnings for all or any part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statement statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 13, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1998, and the related consolidated statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 13, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of March 31, 1999, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Southwestern Public Service Company as of December 31, 1998, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 13, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Merger

      On March 24, 1999, the Company and NSP entered into an Agreement and Plan of Merger providing for a strategic business combination of the companies. Consummation of this "merger of equals" is subject to certain closing conditions and the obtaining of applicable regulatory and shareholder approval and is expected to take from 12 to 18 months to complete. The NCE/NSP Merger would create a top 10 gas and electric energy company in the U.S. The combined company would serve approximately 3 million electricity customers and 1.5 million natural gas customers in portions of twelve states. See Note 2. Proposed Merger with Northern States Power Company in Item 1. FINANCIAL STATEMENTS.

Earnings

      Earnings per share (basic and diluted) were $0.88 for the first quarter of 1999 as compared to $0.78 per share (basic and diluted) for the first quarter of 1998. Higher earnings were primarily attributed to increased electric sales resulting from continued customer growth and an increased contribution from the Company's investment in Yorkshire Power. Electric customer growth in the Colorado region was approximately 2.6% over the prior year, with growth in natural gas customers rising 3.4%. Mild winter weather during the first quarter 1999, more than offset the favorable impact of this growth. Temperatures were approximately 14% warmer during the first quarter of 1999 when compared to prior year first quarter, lowering demand and reducing earnings by approximately $0.04 per share.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first quarter of 1999 as compared to the same period in 1998 (thousands of dollars).
                                                      Increase (Decrease)
Electric operating revenues:
 Retail...............................................     $  (827)
 Wholesale............................................      24,290
 Non-regulated power marketing........................      (1,353)
 Other (including unbilled revenues and provision for
   rate refunds) .....................................       6,608
                                                             -----
  Total revenues......................................      28,718
Fuel used in generation...............................      (7,070)
Purchased power.......................................      12,556
                                                           -------
  Net increase in electric margin.....................     $23,232
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first quarter of 1999 and 1998.

                                              Millions of Kwh Sales
                                                1999      1998    % Change *
                                                ----      ----    ----------
Residential................................     2,711     2,680      1.1%
Commercial and Industrial..................     6,660     6,592      1.0
Public Authority...........................       182       181      0.5
                                                -----     -----
  Total Retail.............................     9,553     9,453      1.1
Wholesale..................................     3,589     2,736     31.2
Non-regulated power marketing..............       647       823    (21.3)
                                                  ---       ---
Total......................................    13,789    13,012      6.0
                                               ======    ======

*  Percentages are calculated using unrounded amounts

      Electric margin increased in the first quarter of 1999, when compared to the first quarter of 1998, due primarily to a 6% increase in total sales resulting from total customer growth of 2.2%. PSCo's higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, contributed to increased operating revenues, but the margin on such sales was minimal. SPS's higher retail and wholesale sales resulted primarily due to higher delivered but not billed wholesale and retail revenues.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In connection with the ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, PSCo recognized cost savings of approximately $3.5 million during the first quarter 1999. The ICA did not significantly impact electric margin for the first quarter of 1998.

      Fuel used in generation expense decreased $7.1 million during the first quarter of 1999, as compared to the same quarter in 1998, due primarily to lower coal and gas costs at SPS. This decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs, while the decrease in gas costs is attributable to lower per-unit gas prices. This decrease was offset in part by an increase in expense by PSCo due to increased generation levels at its power plants.

      Purchased power expense increased $12.6 million during the first quarter of 1999, as compared to the same quarter in 1998, primarily due to purchases related to increased wholesale marketing activities at PSCo ($10.7 million). Purchased power expense at SPS increased $2.5 million primarily due to a 41% increase in wholesale purchases and higher spot market prices. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the first quarter of 1999 as compared to the same period in 1998 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $26,688
Gas purchased for resale..............................      36,719
                                                           -------
 Net decrease in gas sales margin.....................     (10,031)
Transportation revenues...............................       1,293
                                                           -------
 Decrease in net gas margin...........................     $(8,738)
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 1999 and 1998.

                                      Millions of Dth Deliveries
                                                1999   1998    % Change *
                                                ----   ----    ----------
Residential................................     39.0   39.9      (2.4)%
Commercial.................................     18.0   19.3      (6.6)
Non-regulated gas marketing................     39.5   16.4      **
                                               -----  -----
  Total Sales..............................     96.5   75.6      27.7
Transportation.............................     31.3   27.5      14.0
                                               -----  -----
  Total....................................    127.8  103.1      24.0
                                               =====  =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin decreased during the first quarter of 1999, when compared to the first quarter of 1998, primarily due to lower sales at PSCo resulting from the effects of mild winter weather in 1999, despite a 3.4% increase in customers. As previously noted, weather during the first quarter of 1999 was approximately 14% warmer than the first quarter of 1998. Although sales increased at the Company's non-regulated subsidiaries the margin on such sales decreased primarily due to lower average market sales prices.

      Gas transportation revenues increased approximately $1.3 million during the first quarter of 1999, when compared to the first quarter of 1998, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers, some of which become retail customers of the Company's non-regulated subsidiaries.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1999, as compared to the first quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues

      Other operating revenues decreased approximately $4.8 million due to lower revenues from diversified energy businesses, primarily engineering, design and construction management, offset in part by an increase in energy management and consulting services.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $0.2 million from the continued deployment of cost saving-programs instituted as part of the PSCo/SPS merger. Other operating and maintenance expense-non-regulated increased $2.6 million primarily due to increased operating cost due to the acquisition of Planergy, effective April 1, 1998.

      Depreciation and amortization expense increased $7.1 million primarily due to higher depreciation expense from property additions.

      Equity in earnings of Yorkshire Power and other unconsolidated subsidiaries increased $12.1 million primarily due to increased earnings of Yorkshire Power. NCI's equity in earnings of Yorkshire Power increased by approximately $13.9 million for the first quarter 1999, when compared to the same period in 1998, primarily due an increase in gas supply business margins. In addition, during 1998 Yorkshire Power recognized a penalty, applicable to all United Kingdom regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition (NCI's portion was $4.2 million).

      Interest charges and preferred dividends of subsidiaries increased $1.8 million during the first quarter of 1999, when compared to the same quarter in 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on long-term debt resulting from the April 1998 issuance of $250 million of long-term debt. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

      Income taxes declined $10.0 million during the first quarter of 1999, when compared to the same quarter in 1998 primarily due to lower pre-tax income from non-regulated operations, the recognition of additional Colorado State tax credits and the recognition of the favorable tax impact of certain prior year PSCo severance costs that were previously recognized as non-deductible.

Market Risks

      NCE and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as fully disclosed in the NCE, PSCo and SPS 1998 Annual Report on Form 10-K. NCE's regulated subsidiaries have limited exposure to commodity price and interest rate risk due to cost-based rate regulation. Exposure to currency exchange risk is related to NCE's investment in Yorkshire Power (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998 in the 1998 Annual Report on Form 10-K.

Commitments and Contingencies

Year 2000 Issue

      The Y2K issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which, may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is correcting all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. As of March 31, 1999, approximately 98% of the remediation and testing phases for all critical IT systems has been completed. The remaining work is planned to be completed by June 30, 1999. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory and assessment phases have been completed. Remediation and testing for non-IT systems are approximately 76% completed as of March 31, 1999. The remainder is expected to be completed by the end of the third quarter of 1999. Systems critical to the generation and delivery of energy are expected to be completed by the end of the second quarter of 1999.

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

      The Company currently expects to incur total costs of approximately $25 million of operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Furthermore, the Company expects to spend approximately $15 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred during the first quarter of 1999; and the total estimated costs to be incurred. A significant portion of the remaining costs to be incurred consists of replacement systems and contingency planning costs, a portion of which may not ultimately be incurred.

                              Actual         Actual          Remaining      Estimated
                              Costs          Costs           Estimated        Total
                              1998           First            Costs to       Project
                            and Prior     Quarter 1999      be Incurred       Costs
                            ---------     ------------      -----------       -----
                                          (in millions)
  Operating expenses ....      $8.0           $1.1              $8.7          $17.8
  Capital for automated
     system components ..       0.7            0.3               6.1            7.1
  IT replacement projects:
     Operating...........       0.2            0.5               0.3            1.0
     Capital.............       6.4            2.8               4.7           13.9
                                ---           ----               ---           ----
       Total.............     $15.3          $ 4.7             $19.8          $39.8
                              =====          =====             =====          =====

      Yorkshire Power has also undertaken activities to address Y2K issues. The estimated proportionate share of Yorkshire's incremental Y2K costs (costs which would not have been required in the normal course of business) that will flow through to the Company's earnings as a result of such activities is not expected to have a material impact on the financial condition or results of operations of the Company.

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with loss of a portion of the communication system that is critical to generation and distribution control. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. NCE is able to isolate its systems and facilities from the national power grid in the case of a severe grid disruption. Isolation from the national grid is considered a last resort strategy in the Company's emergency response procedures that would be employed for severe system disruptions, regardless of Y2K issues. The Company intends to remain interconnected to the national grid at the millennium changeover. Being interconnected provides the additional security of having redundant sources of electric power supply. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change.

      If correction or replacement of non-compliant systems is not completed on a timely basis, the Y2K issues may have a material impact on the operations of the Company and its subsidiaries. Management, however, does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the first quarter of 1999. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors, including the proposed merger with NSP. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 30
                                                1999      1998    Increase
                                                ----      ----    --------
Net cash provided by operating activities
 (in millions)                                 $232.1     $207.8    $24.2

      Cash provided by operating activities increased during the first three months of 1999, when compared to the first three months of 1998, primarily due to higher earnings from regulated utility operations and collection of purchase gas and electric energy costs.

                                                1999         1998     Decrease
                                                ----         ----     --------
Net cash used in investing activities
 (in millions)                                 $(114.4)   $(122.3)   $(7.9)

      Cash used in investing activities decreased during 1999, when compared to 1998, primarily due to the decrease in construction expenditures.

                                                1999         1998     Increase
                                                ----         ----     --------
Net cash used in financing activities
 (in millions)                                 $(89.5)     $(82.1)    $(7.4)

      Cash used in financing activities increased during 1999, when compared to 1998, primarily due to the reduction of short-term debt offset, in part, by the issuance of medium term notes at SPS.

Financing Activities

Long-Term Debt

      During the first quarter of 1999, PSCo refinanced a portion of its pollution control bonds in the amount of $48.75 million to take advantage of lower interest rates. The interest rate on the new bonds is 5.1% compared to 5 7/8% on $21.5 million and 7 3/8% on $27.25 million. In addition, SPS issued $100 million of 6.2% unsecured senior notes due March 1, 2009. The proceeds will be used initially for the repayment of certain short-term debt, pending the retirement of $90 million of SPS 6 7/8% First Mortgage Bonds due December 1, 1999 and for other general corporate purposes.

PSCo Obligated Mandatorily Redeemable Preferred Securities

      In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued in a public offering $194 million of its 7.60% Trust Originated Preferred Securities. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures due June 30, 2038. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all of PSCo's outstanding preferred stock totaling $181.8 million on June 10, 1998, and for general corporate purposes.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company's subsidiaries, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. A summary of recent developments in 1999 is discussed below. The Company is unable to predict what financial impact or effect the implementation of these legislative changes or the adoption of other proposals might have on its operations.

New Mexico

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which allows customer choice for residential and small commercial customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-bypassable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000.

Colorado

      On April 26, 1999, the Colorado legislature approved a bill, which will allow natural gas public utilities to voluntarily submit plans to the CPUC to open their markets and enable customers to choose their natural gas supplier. Currently, PSCo provides a traditional bundled gas service with rates designed for the recovery of actual gas costs through the GCA and for providing transportation and delivery services. Delivery of natural gas would continue to be regulated, with delivery companies required to offer nondiscriminatory pipeline access to competitors. The bill must be approved by the governor by June 4, 1999, in order for it to be enacted. PSCo is currently evaluating this legislation.

New Accounting Standard

     Effective January 1, 1999, the Company and its subsidiaries adopted Emerging Issues Task Force 98-10 ("EITF"), "Accounting for Energy Trading and Risk Management Activities." This EITF provides guidance for accounting for energy contracts as part of energy and risk management activities. The adoption of EITF did not have a material impact on the Company's consolidated financial statements.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Available for Common Stock

      Earnings were $65.9 million for the first quarter of 1999, as compared to $66.0 million for the first quarter of 1998. An increase in electric margin resulting from strong customer growth of 2.6% was offset by a decrease in gas margin, resulting from unseasonably warm weather in the current quarter, despite customer growth of 3.4%.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended March 31, 1999, as compared to the same period in 1998 (in thousands of dollars).

                                              Increase (Decrease)
                                              -------------------
Electric operating revenues:
 Retail.......................................    $ 9,133
 Wholesale....................................     26,675
 Other (including unbilled revenues)..........     (9,383)
                                                  -------
  Total revenues..............................     26,425
Fuel used in generation.......................      1,236
Purchased power...............................     10,718
                                                  -------
  Net increase in electric margin.............    $14,471
                                                  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended March 31, 1999 and 1998.

                                     Millions of Kwh Sales
                                     ---------------------
                                        1999     1998      % Change *
                                        ----     ----      ----------
Residential .....................       1,932    1,856        4.1%
Commercial and Industrial .......       3,922    3,755        4.5
Public Authority ................          48       47        1.3
                                       ------   ------
  Total Retail...................       5,902    5,658        4.3
Wholesale........................       2,255    1,494       51.1
                                       ------   ------
Total............................       8,157    7,152       14.1
                                       ======   ======
*  Percentages are calculated using unrounded amounts

      Electric margin increased in the first quarter of 1999, when compared to the first quarter of 1998, primarily due to higher retail sales of 4.3% resulting primarily from customer growth of approximately 2.6% and the positive impact of a lower 1999 provision for estimated customer refunds (approximately $2.5 million) in connection with the earnings sharing in excess of 11% return on equity (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Higher wholesale electric sales, reflecting increased marketing activities for economy, short-term firm and off-system sales, also contributed to increased operating revenues; however, the margin on such sales is minimal.

      PSCo has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In connection with the ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders, PSCo recognized cost savings of approximately $3.5 million during the first quarter 1999. The ICA did not significantly impact electric margin for the first quarter of 1998.

      Fuel used in generation expense increased approximately $1.2 million during the first quarter of 1999, as compared to the same quarter in 1998, primarily due to increased generation levels at PSCo's power plants.

      Purchased power expense increased $10.7 million during the first quarter of 1999, as compared to the same quarter in 1998, primarily due to higher purchases related to wholesale marketing activities.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first quarter of 1999, as compared to the same period in 1998 (in thousands of dollars).

                                                         Increase (Decrease)
                                                         -------------------

Revenues from gas sales (including unbilled revenues)       $(12,603)
Gas purchased for resale........................              (3,640)
                                                             -------
  Net decrease in gas sales margin..............              (8,963)
Transportation revenues.........................               1,291
                                                             -------
  Decrease in net gas margin....................             $(7,672)
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 1999 and 1998.

                                    Millions of Dth Deliveries
                                    --------------------------
                                        1999      1998          % Change *
                                        ----      ----          ----------
Residential...................            37.9      38.9         (2.5)%
Commercial....................            17.1      18.4         (6.9)
                                       -------  --------
  Total Sales  ...............            55.0      57.3         (3.9)
Transportation................            26.5      23.3         14.1
                                       -------  --------
  Total.......................            81.5      80.6          1.3
                                       =======  ========
*  Percentages are calculated using unrounded amounts

      Gas sales margin decreased during the first quarter of 1999, when compared to the first quarter of 1998, despite a 3.4% increase in customers, primarily due to a 3.9% decrease in retail gas sales, which resulted from mild winter weather, with temperatures 14% warmer than the prior year.

      Gas transportation revenues increased $1.3 million during the first quarter of 1999, compared to the first quarter of 1998, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1999, as compared to the first quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The decrease in the quantity of gas purchased in the first quarter of 1999 was the primary contributor to the overall decrease in the total cost of gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization increased $5.6 million during the first quarter of 1999, as compared to the first quarter of 1998, primarily due to the depreciation of property additions.

      Income taxes decreased approximately $7.6 million during the first quarter of 1999, as compared to the first quarter of 1998, primarily due to lower pre-tax income, the recognition of additional Colorado state tax credits and the recognition of the favorable tax impact of deducting certain prior year severance costs that were previously recognized as non-deductible.

      Other income and deductions decreased $2.1 million during the first quarter of 1999, as compared to the first quarter of 1998. On March 31, 1998, NCI and its subsidiaries were transferred through the sale by PSCo of all the outstanding common stock of NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). The first quarter of 1999 includes approximately $3.2 million of interest income on the promissory note, excluding income taxes, compared to the recognition of equity earnings associated with PSCo's investment in Yorkshire Power of approximately $3.4 million in the first quarter of 1998. In addition, other non-utility income decreased $1.4 million.

      Interest charges and dividend requirements on preferred stock increased approximately $2.2 million during the first quarter of 1999, as compared to the first quarter of 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on long-term debt resulting from the April 1998 issuance of $250 million of long-term debt. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

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

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Available for Common Stock

      Earnings available for common stock increased $5.3 million during the first quarter of 1999 as compared to the same quarter in 1998. Earnings increased primarily due to an increase in electric margin and the absence of SPS/PSCo merger and business integration expenses in 1999.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended March 31, 1999, as compared to the same period in 1998 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $(10,875)
      Wholesale...........................          (2,385)
      Other (including unbilled revenues).          16,080
                                                   -------
        Total revenues....................           2,820
     Fuel used in generation..............          (8,237)
     Purchased power......................           2,464
                                                   -------
        Net increase in electric margin...         $ 8,593
                                                   =======

      The following table compares electric Kwh sales by major customer classes for the three months ended March 31, 1999 and 1998.

                                  Millions of Kwh Sales
                                  ---------------------
                                     1999        1998          % Change*
                                     ----        ----          ---------
      Residential ............         717         764          (6.2)%
      Commercial  ............         669         663           0.9
      Industrial  ............       1,905       2,014          (5.4)
      Public Authority .......         133         132           0.3
                                     -----       -----
        Total Retail..........       3,424       3,573          (4.2)
      Wholesale...............       1,333       1,243           7.3
                                     -----       -----
      Total...................       4,757       4,816          (1.2)
                                     =====       =====
* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $2.8 million or 1.4% during the first quarter in 1999, when compared to the same period in 1998, primarily due to higher unbilled revenues offset, in part, by lower revenues related to the recovery of fuel costs totaling $12.6 million. A portion of the decrease in Kwh sales resulted from a change in the billing cycle of various customers, which is offset by the higher level of unbilled revenues. In addition, the Company has made additional non-firm wholesale sales as a result of the Company's lower fuel costs.

      Fuel used in generation expense decreased $8.2 million or 9.1% during the first quarter of 1999, when compared to the same period in 1998, primarily due to lower coal and gas costs for the quarter offset, in part, by a slight increase in generation levels required to serve retail and wholesale customers. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs. Cost of natural gas used in generation decreased $3.8 million during the first quarter of 1999 primarily due to lower gas prices offset, in part, by increased gas generation at Cunningham Station during the current period.

      Purchased power increased $2.5 million during the first quarter of 1999, when compared to the same period in 1998, due to higher spot market prices and an increase in wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 1999, when compared to the first quarter of 1998, had little impact on net income.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $0.6 million from the continued deployment of cost saving programs instituted as part of the PSCo/SPS Merger.

      Taxes other than income taxes increased $1.3 million during the first quarter of 1999, as compared to the same period in 1998, primarily due to higher property and franchise taxes.

      Income taxes increased $3.1 million during the first quarter of 1999, as compared to the same period in 1998, primarily due to the effect of higher pre-tax income. The effective income tax rates for the first quarter of 1999 and 1998 were 38.1% and 38.2%, respectively.

Other Income and Deductions - Net

      Other income and deductions-net increased $1.0 million during the first quarter of 1999, as compared to the same period in 1998, primarily due to the absence of PSCo/SPS Merger and business integration expenses in 1999 ($1.2 million in 1998).

Interest Charges

      Other interest expense decreased $1.0 million during the first quarter of 1999, as compared to the same period in 1998, primarily due to lower short-term borrowing costs resulting from lower interest rates. This decrease was offset by a decrease in the allowance for funds used during construction of approximately $1.1 million resulting from lower construction in progress balances.


Financial Condition

      Discussions relating to material changes in SPS's financial condition are covered under "Liquidity and Capital Resources" and "Financing Activities" in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 5.  Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      2(a)1* NCE/NSP Agreement and Plan of Merger dated March 24, 1999 (Form 8-K, March 24, 1999, Exhibit 2.1).

      3(a)1*  NCE Restated Articles of Incorporation  dated December 8, 1995
             (Form S-4, Exhibit 3(a)).

      3(a)2* PSCO Amended and Restated  Articles of Incorporation dated July 10,
             1998 (Form 10-K, December 31, 1998, Exhibit 3(a)1).

      3(a)3* SPS Amended and Restated Articles of Incorporation dated September
             30, 1997 (Form 10-K, December 31, 1997, Exhibit 3(a)2).

      3(b)1* NCE Restated By-laws dated December 15, 1998 (Form 10-K, December
             31, 1998, Exhibit 3(b)1).

      3(b)2* PSCO By-laws dated November 20, 1997 (Form 10-K, December 31, 1997,
             Exhibit 3(b)1).

      3(b)3* SPS By-laws dated September 29, 1997 (Form 10-K, December 31, 1997,
             Exhibit 3(b)2).

      10(a) Senior  Executive  Severance  Policy,  effective  March 24,  1999, between  New Century Energies, Inc. and Senior Executives.
      10(b) The employment  agreement,  dated March 24, 1999,  among  Northern
            States Power Company, New Century Energies, Inc., and Wayne H.
            Brunetti.

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 49 herein.
      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 50 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 51 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 52 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 53 herein for SPS.

      27(a) Financial Data Schedule for NCE as of March 31, 1999. 27(b) Financial Data Schedule for PSCo as of March 31, 1999. 27(c) Financial Data Schedule for SPS as of March 31, 1999.

      99 Unaudited Pro Forma Combined Condensed Financial Information of New Century Energies, Inc. and Northern States Power Company.

* Previously filed as indicated and incorporated herein by reference.

 (b) Reports on Form 8-K

The following reports on Form 8-K were filed since the beginning of the first quarter of 1999:

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

-     A report on Form 8-K dated February 25, 1999, was filed by SPS on March 9,
      1999.
      The item reported was item 5. Other Events: Filing of the Purchase Agreement, the Indenture and the First Supplemental Indenture related to the sale of Series A Senior Notes.

-     A report on Form 8-K dated March 24, 1999, was filed by NCE on March 25,
      1999.
      The item reported was Item 5. Other Events: Filing of an Agreement and Plan of Merger dated March 24, 1999, between New Century Energies,Inc. and Northern States Power Company and a joint press release announcing the proposed merger.

-     A report on Form 8-K dated March 26,  1999,  was filed by NCE on March 29,
      1999.
      The item reported was Item 5. Other Events: Filing of the slide presentation for a joint meeting New Century Energies and Northern States Power Company held with financial analysts.

                           NEW CENTURY ENERGIES, INC.
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1999.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


                       PUBLIC SERVICE COMPANY OF COLORADO
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1999.


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



                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1999.


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

                                  EXHIBIT INDEX

2(a)1* NCE/NSP  Agreement  and Plan of Merger dated March 24, 1999 (Form 8-K,
       March 24, 1999, Exhibit 2.1).

3(a)1* NCE Restated Articles of Incorporation dated December 8, 1995
       (Form S-4, Exhibit 3(a)).

3(a)2* PSCO Amended and Restated  Articles of Incorporation dated July 10,
       1998 (Form 10-K, December 31, 1998, Exhibit 3(a)1).

3(a)3* SPS Amended and Restated Articles of Incorporation dated September
       30, 1997 (Form 10-K, December 31, 1997, Exhibit 3(a)2).

3(b)1* NCE Restated By-laws dated December 15, 1998 (Form 10-K, December
       31, 1998, Exhibit 3(b)1).

3(b)2* PSCO By-laws dated November 20, 1997 (Form 10-K, December 31, 1997,
       Exhibit 3(b)1).

3(b)3* SPS By-laws dated September 29, 1997 (Form 10-K, December 31, 1997,
       Exhibit 3(b)2).

10(a) Senior Executive  Severance Policy,  effective March 24, 1999, between the
      Company and Senior Executives.

10(b) The employment agreement, dated March 24, 1999, among Northern States
      Power Company., New Century Energies, Inc., and Wayne H. Brunetti.

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 49 herein.

12(b) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 50 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 51 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 52 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 53 herein for SPS.

27(a) Financial Data Schedule for NCE as of March 31, 1999.

27(b) Financial Data Schedule for PSCo as of March 31, 1999.

27(c) Financial Data Schedule for SPS as of March 31, 1999.

99 Unaudited Pro Forma Combined Condensed Financial Information of New Century Energies, Inc. and Northern States Power Company.

* Previously filed as indicated and incorporated herein by reference.

                                                                 EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

            (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $ 28,800    $27,600
   Interest on borrowings against corporate-owned
      life insurance contracts..................       13,704     11,671
   Other interest...............................        5,220      5,653
   Amortization of debt discount and expense less
      premium ..................................        1,083        978
   Interest component of rental expense.........        2,339      2,061
   Dividends on PSCo obligated mandatorily
      redeemable preferred securities...........        3,800          -
                                                      -------     ------

     Total .....................................     $ 54,946   $ 47,963
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 65,939   $ 68,897
   Fixed charges as above.......................       54,946     47,963
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       29,214     36,818
                                                       ------     ------

     Total......................................     $150,099   $153,678
                                                     ========   ========

Ratio of earnings to fixed charges..............         2.73       3.20
                                                       ======     ======

                                                                 EXHIBIT 12(b)

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $10,643    $10,943
   Other interest...............................       1,590      2,579
   Amortization of debt discount and expense less
      premium ..................................         552        561
   Interest component of rental expense.........         191        202
   Dividends on SPS obligated mandatorily redeemable
      preferred securities......................       1,963      1,963
                                                      ------     ------

     Total .....................................     $14,939    $16,248
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...................................     $23,391    $18,139
   Fixed charges as above.......................      14,939     16,248
   Provisions for Federal and state taxes on
      income, net of investment tax credit
      amortization.... .........................      14,365     11,225
                                                      ------     ------

     Total......................................     $52,695    $45,612
                                                     =======    =======

Ratio of earnings to fixed charges..............        3.53       2.81
                                                      ======     ======

                                                                   EXHIBIT 15(a)

May 13, 1999


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan and its Registration Statements (Form S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock; its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan and its Form 10-Q for the quarter ended March 31, 1999, which includes our report dated May 13, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN LLP

                                                                   EXHIBIT 15(b)

May 13, 1999


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Form 10-Q for the quarter ended March 31, 1999, which includes our report dated May 13, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                   EXHIBIT 15(c)
May 13, 1999


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan and its Form 10-Q for the quarter ended March 31, 1998, which includes our report dated May 13, 1999, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                                      EXHIBIT 99

                UNAUDITED PROFORMA COMBINED CONDENSED FINANCIAL INFORMATION

     The following unaudited pro forma combined condensed balance sheet at March 31, 1999 gives effect to the NCE/NSP Merger as if it had occurred at March 31, 1999. The unaudited pro forma combined condensed statements of income for the three months ended March 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1998 give effect to the NCE/NSP Merger as if it had occurred on January 1, 1996. These statements are prepared on the basis of accounting as required under a pooling of interests and do not reflect any cost savings anticipated by Management as a result of the NCE/NSP Merger. Accordingly, the pro forma information is not necessarily indicative of the financial position or results of operations that would have occurred had the NCE/NSP Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future operating results or financial condition.

           Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                        Three Months ended March 31, 1999
                  (Thousands of Dollars, Except per Share Data)


                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------

Operating revenues:
   Electric.................            $556,856       $628,706       $(14,011)      $              $1,171,551
   Gas......................             186,327        347,688        (88,304)                        445,711
   Nonregulated and other revenues             -         15,029        164,750                         179,779
   Earnings from equity investments            -              -         23,842                          23,842
                                          ------          -----        -------       ------             ------
     Total operating revenues             743,183       991,423         86,277                       1,820,883

Operating expenses:
   Electric fuel and purchased power      168,028       295,269        (13,627)                        449,670
   Cost of gas sold and transported       112,178       261,631        (83,495)                        290,314
   Other operation and maintenance        193,918       150,109        (20,683)                        323,344
   Depreciation and amortization           87,485        69,502         (2,124)                        154,863
   Taxes other than income taxes           57,632        37,620           (592)                         94,660
   Income taxes - utility...               36,288             -        (36,288)                              -
   Nonregulated operating expenses              -             -        199,147                         199,147
                                           ------       -------        -------       ------            -------
     Total operating expenses             655,529       814,131         42,338                       1,511,998

Operating income............               87,654       177,292         43,939                         308,885

Other income (expense):
   Income from nonregulated businesses
    before interest and taxes......        (7,353)            -          7,353                               -
   Equity earnings from unconsolidated
    subsidiaries............                    -        15,811        (15,811)                              -
   Other income (deductions) - net         (1,836)       (3,542)           807                          (4,571)
   Income taxes on nonregulated and
    nonoperating items - benefit......     16,142             -        (16,142)                              -
                                         --------        ------        -------       -------            ------
     Total other income (expense)          6,953         12,269        (23,793)                         (4,571)

Financing costs
   Interest charges.........              38,348         45,383              -                          83,731
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts .............     3,938          5,763              -                           9,701
                                           -----          -----          ------      ------              -----

     Total financing costs............    42,286         51,146              -                          93,432

Income before income taxes............    52,321        138,415          20,146                        210,882
Income taxes..........................         -         37,115          20,146                         57,261
                                          ------         ------         -------      -------            ------
Net income............................    52,321        101,300               -                        153,621
Preferred dividends & redemption
  premiums of NSP.....................     1,060              -               -                          1,060
                                          ------         ------         -------      -------             -----
Earnings available for common
  shareholders .......................   $51,261       $101,300         $     -      $     -        $  152,561
                                         =======       ========         =======      =======        ==========

Average common shares outstanding
  (Note 1) ...........................   152,392        114,681                       63,075           330,148
Average common and potentially diluted
  shares outstanding (Note 1)........    152,553        114,743                       63,109           330,405

Basic and diluted earnings per share       $0.34          $0.88                                          $0.46
                                           =====          =====                                          =====


                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

                 Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                        Three Months ended March 31, 1998
                  (Thousands of Dollars, Except per Share Data)



                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------

Operating revenues:
   Electric.........................     $521,571      $599,988       $(15,364)      $             $1,106,195
   Gas..............................      179,831       319,707        (48,476)                       451,062
   Nonregulated and other revenues .            -        19,809        106,463                        126,272
   Earnings from equity investments             -             -         19,080                         19,080
                                           ------       -------        -------       ------            ------
     Total operating revenues             701,402       939,504         61,703                      1,702,609

Operating expenses:
   Electric fuel and purchased power      148,162       289,783        (15,142)                       422,803
   Cost of gas sold and transported       113,582       224,912        (43,348)                       295,146
   Other operation and maintenance .      189,990       147,681        (18,076)                       319,595
   Depreciation and amortization ...       84,100        62,418         (1,466)                       145,052
   Taxes other than income taxes ...       55,960        32,873           (595)                        88,238
   Income taxes - utility...........       30,558             -        (30,558)                             -
   Nonregulated operating expenses              -             -        131,413                        131,143
                                           ------       -------        -------       ------           -------
     Total operating expenses             622,352       757,667         22,228                      1,402,247

Operating income.....................      79,050       181,837         39,475                        300,362

Other income (expense):
   Income from nonregulated businesses
    before interest and taxes.........      4,380             -         (4,380)                             -
   Equity earnings from unconsolidated
    subsidiaries......................          -         3,752         (3,752)                             -
   Other income (deductions) - net ...      2,450        (2,968)          (785)                        (1,303)
   Income taxes on nonregulated and
    nonoperating items - benefit......     14,026             -        (14,026)                             -
                                           ------        ------        -------       -------           ------
     Total other income (expense)          20,856           784        (22,943)                        (1,303)

Financing costs:
   Interest charges....................    38,851        44,461              -                         83,312
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts ..............     3,938         1,963              -                          5,901
   Dividends & redemption premiums on
    preferred stock of subsidiaries....         -         2,929              -                          2,929
                                           ------        ------        -------       -------           ------
     Total financing costs............     42,789        49,353              -                         92,142

Income before income taxes............     57,117       133,268         16,532                        206,917
Income taxes..........................          -        47,119         16,532                         63,651
                                           ------        ------        -------       -------           ------
Net income............................     57,117        86,149              -                        143,266
Preferred dividends & redemption
  premiums of NSP.....................      2,367             -              -                          2,367
                                            -----        ------        -------       -------            -----
Earnings available for common
  shareholders .......................    $54,750       $86,149        $     -       $     -         $140,889
                                          =======       =======        =======       =======         ========

Average common shares outstanding
 (Note 1) .............................   149,214       110,973                       61,035          321,222
Average common and potentially diluted
 shares outstanding (Note 1)...........   149,467       111,134                       61,124          321,725

Basic and diluted earnings per share ..     $0.37         $0.78                                         $0.44
                                            =====         =====                                         =====


                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

           Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                          Year ended December 31, 1998
                  (Thousands of Dollars, Except per Share Data)

                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------
Operating revenues:
   Electric........................     $2,362,351      $2,697,486    $  (74,518)    $              $4,985,319
   Gas.............................        456,823         841,276      (188,095)                    1,110,004
   Nonregulated and other revenues               -          72,143       444,843                       516,986
   Earnings from equity investments              -               -       115,985                       115,985
                                            ------         -------       -------     -------           -------

     Total operating revenues            2,819,174       3,610,905       298,215                     6,728,294

Operating expenses:
   Electric fuel and purchased power       689,275       1,357,198       (72,709)                    1,973,764
   Cost of gas sold and transported .      267,050         562,583      (170,140)                      659,493
   Other operation and maintenance ..      794,332         637,743       (90,607)                    1,341,468
   Depreciation and amortization ....      338,225         268,743        (8,055)                      598,913
   Taxes other than income taxes ....      220,620         134,137        (2,175)                      352,582
   Income taxes - utility............      145,383               -      (145,383)                            -
   Nonregulated operating expenses               -               -       592,106                       592,106
                                           -------       ---------       -------     -------           -------
     Total operating expenses            2,454,885       2,960,404       103,037                     5,518,326

Operating income.....................      364,289         650,501       195,178                     1,209,968

Other income (expense):
   Income from nonregulated businesses
    before interest and taxes.........      51,171               -       (51,171)                            -
   Equity earnings from unconsolidated
    subsidiaries......................           -          36,101       (36,101)                            -
   Other income (deductions) - net           4,812          (4,250)       37,477                        38,039
   Income taxes on nonregulated and
    nonoperating items - benefit......      40,588               -       (40,588)                            -
                                            ------          ------       -------     -------            ------
     Total other income (expense)           96,571          31,851       (90,383)                       38,039

Financing costs:
   Interest charges...................     162,737         181,906             -                       344,643
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts .............      15,750          17,561             -                        33,311
   Dividends & redemption premiums on
    preferred stock of subsidiaries...           -           5,332             -                         5,332
                                            ------          ------       -------     -------            ------
     Total financing costs............     178,487         204,799             -                       383,286

Income before income taxes............     282,373         477,553       104,795                       864,721
Income taxes..........................           -         135,596       104,795                       240,391
                                          --------         -------       -------     -------           -------
Net income............................     282,373         341,957             -                       624,330
Preferred dividends & redemption
  premiums of NSP.....................       5,548               -             -                         5,548
                                          --------          ------       -------     -------            ------
Earnings available for common
  shareholders .......................   $ 276,825        $341,957       $    -      $     -        $  618,782
                                         =========        ========       =======     =======        ==========

Average common shares outstanding
 (Note 1) ............................     150,502         111,859                    61,522           323,883
Average common and potentially
  diluted shares outstanding (Note 1).     150,743         112,008                    61,604           324,355

Basic earnings per share..............       $1.84           $3.06                                       $1.91
                                             =====           =====                                       =====
Diluted earnings per share............       $1.84           $3.05                                       $1.91
                                             =====           =====                                       =====

                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

                 Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                          Year ended December 31, 1997
                  (Thousands of Dollars, Except per Share Data)

                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------
Operating revenues:
   Electric.................            $2,218,550     $2,473,359     $   (22,861)  $               $4,669,048
   Gas......................               515,196        816,596        (179,257)                   1,152,535
   Nonregulated and other revenues               -         52,570         425,689                      478,259
   Earnings from equity investments              -              -          52,766                       52,766
                                            ------        -------         -------    ------             ------
     Total operating revenues            2,733,746      3,342,525         276,337                    6,352,608

Operating expenses:
   Electric fuel and purchased power       596,238      1,203,292         (21,938)                   1,777,592
   Cost of gas sold and transported .      331,296        543,291        (167,902)                     706,685
   Other operation and maintenance ..      745,828        594,359         (57,268)                   1,282,919
   Depreciation and amortization ....      325,880        243,078          (9,414)                     559,544
   Taxes other than income taxes ....      227,893        129,280          (2,007)                     355,166
   Income taxes - utility... ........      144,855              -        (144,855)                           -
   Nonregulated operating expenses ..            -              -         525,668                      525,668
                                            ------          -----         -------     -----             ------
     Total operating expenses            2,371,990      2,713,300         122,284                    5,207,574

Operating income.....................      361,756        629,225         154,053                    1,145,034

Other income (expense):
   Income from nonregulated businesses
    before interest and taxes........       12,078              -         (12,078)                           -
   Equity earnings from unconsolidated
    subsidiaries.....................            -         34,166         (34,166)                           -
   Merger costs......................      (29,005)       (34,088)              -                      (63,093)
   Other income (deductions)                 3,515        (27,267)         37,046                       13,294
   Income taxes on nonregulated
     and nonoperating items - benefit..     48,145              -         (48,145)                           -
                                          --------         ------         -------    ------             ------
     Total other income (expense)           34,733        (27,189)        (57,343)                     (49,799)

Financing costs:
   Interest charges..................      144,732        187,028               -                      331,760
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts ............       14,437          7,850               -                       22,287
   Dividends & redemption premiums
    on preferred stock of subsidiaries           -         11,752               -                       11,752
                                          --------         ------         -------   -------             ------
     Total financing costs...........      159,169        206,630               -                      365,799

Income before income taxes and
  extraordinary item ................      237,320        395,406          96,710                      729,436
Income taxes.........................            -        133,919          96,710                      230,629
                                          --------        -------         -------   -------            -------
Income before extraordinary item ....      237,320        261,487               -                      498,807
Extraordinary item - U.K.windfall tax            -       (110,565)              -                     (110,565)
                                            ------       --------         -------   -------             ------
Net income...........................      237,320        150,922               -                      388,242
Preferred dividends & redemption
  premiums of NSP....................       11,071              -               -                       11,071
                                          --------         ------         -------   -------             ------
Earnings available for common
  shareholders ......................     $226,249       $150,922         $     -   $     -         $  377,171
                                          ========       ========         =======   =======         ==========


Average common shares outstanding
 (Note 1) ...........................      140,594        104,805                    57,643            303,042
Average common and potentially
  diluted shares outstanding (Note 1)      140,870        104,872                    57,680            303,422

Earnings per share - basic and diluted:
   Income before extraordinary item          $1.61         $2.50                                         $1.61
   Extraordinary item................            -         (1.06)                                        (0.37)
                                               ---         -----                                         -----
    Total............................        $1.61         $1.44                                         $1.24
                                              ====         =====                                         =====

                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.
                                       58

                 Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                          Year ended December 31, 1996
                  (Thousands of Dollars, Except per Share Data)

                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------
Operating revenues:
   Electric.......................      $2,127,413     $2,416,539     $ (7,806)      $              $4,536,146
   Gas............................         526,793        640,497      (68,880)                      1,098,410
   Nonregulated and other revenues               -         39,998      380,589                         420,587
   Earnings from equity investments              -              -       31,057                          31,057
                                            ------        -------      -------        ------            ------

     Total operating revenues .....      2,654,206      3,097,034      334,960                       6,086,200

Operating expenses:
   Electric fuel and purchased power       544,763      1,145,862       (7,649)                      1,682,976
   Cost of gas sold and transported        335,453        393,163      (61,257)                        667,359
   Other operation and maintenance         707,280        568,581      (35,389)                      1,240,472
   Depreciation and amortization           306,432        224,865       (7,561)                        523,736
   Taxes other than income taxes           232,824        128,980       (1,429)                        360,375
   Income taxes - utility..........        161,410              -     (161,410)                              -
   Nonregulated operating expenses               -              -      455,163                         455,163
                                            ------       --------      -------        ------            ------

     Total operating expenses .....      2,288,162      2,461,451      180,468                       4,930,081

Operating income...................        366,044        635,583      154,492                       1,156,119

Other income (expense):
   Income from nonregulated businesses
    before interest and taxes......         18,543              -      (18,543)                              -
   Equity earnings from unconsolidated
    subsidiaries...................              -            389         (389)                              -
   Merger costs....................              -        (21,107)           -                         (21,107)
   Other income (deductions) - net           6,051        (13,775)      25,850                          18,126
   Income taxes on nonregulated and
    nonoperating items - benefit....        14,600              -      (14,600)                              -
                                            ------         ------       -------       ------             ------
     Total other income (expense)           39,194        (34,493)      (7,682)                         (2,981)

Financing costs:
   Interest charges.................       130,699        161,601            -                          292,300
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts ............            -          1,526            -                            1,526
   Dividends & redemption premiums
    on preferred stock of subsidiaries           -         11,969            -                           11,969
                                          --------         ------      -------       -------             ------
     Total financing costs..........       130,699        175,096            -                          305,795

Income before income taxes..........       274,539        425,994      146,810                          847,343
Income taxes........................             -        153,653      146,810                          300,463
                                          --------        -------      -------       -------            -------
Net income..........................       274,539        272,341            -                          546,880
Preferred dividends & redemption
  premiums of NSP...................        12,245              -            -                           12,245
                                          --------        -------      -------       -------             ------
Earnings available for common
  shareholders .....................      $262,294       $272,341     $      -       $     -          $ 534,635
                                          ========       ========     ========       =======          =========


Average common shares outstanding
  (Note 1) .........................       137,121        103,059                     56,682            296,862
Average common and potentially
  diluted shares outstanding (Note 1)      137,358        103,102                     56,706            297,166

Basic and diluted earnings per share         $1.91          $2.64                                         $1.80
                                             =====          =====                                         =====

                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

              Unaudited Pro Forma Combined Condensed Balance Sheet
                   Reflecting Completion of the NCE/NSP Merger
                                 March 31, 1999
                             (Thousands of Dollars)

                                        Northern      New Century     Reporting
                                      States Power      Energies     Adjustments     Pro Forma      Pro Forma
                                     (as Reported)   (as Reported)    (Note 2)      Adjustments     Combined
                                     -------------   -------------    --------      -----------     --------
      ASSETS
Property, plant and equipment:
   Electric.....................         $7,258,627     $7,116,116      $ (121,849)  $              $14,252,894
   Gas..........................            885,730      1,220,178          (7,709)                   2,098,199
   Other........................            370,401      1,003,126         542,316                    1,915,843
                                           --------     ----------         -------   -------         ----------
    Total property, plant and
     equipment .................          8,514,758      9,339,420         412,758                   18,266,936
   Accumulated provision for
     depreciation ..............         (4,236,127)    (3,410,190)       (127,511)                  (7,773,828)
   Nuclear fuel - net...........            103,510              -                                      103,510
                                           --------         ------         -------   -------            -------
    Net property, plant and equipment     4,382,141      5,929,230         285,247                   10,596,618

Current assets:
   Cash and cash equivalents .....           58,280         84,817                                      143,097
   Accounts receivable - net .....          326,174        323,767                                      649,941
   Accrued unbilled utility
     revenues ....................          102,585        113,400                                      215,985
   Fuel and gas inventories.......           45,306         58,869                                      104,175
   Material and supplies inventories        112,455         70,552                                      183,007
   Prepayments and other..........           49,219        105,822                                      155,041
                                            -------        -------         -------   -------            -------
    Total current assets..........          694,019        757,227                                    1,451,246

Other assets:
   Equity investments.............          874,414        347,911                                    1,222,325
   External decommissioning fund
    and other investments.........          503,400         71,152                                      574,552
   Regulatory assets..............          311,694        375,476                                      687,170
   Non-regulated property - net ..          285,247              -        (285,247)                           -
   Other........................            328,462        213,396               -                      541,858
                                           --------        -------         -------   -------            -------
    Total other assets............        2,303,217      1,007,935        (285,247)                   3,025,905
                                          ---------      ---------         --------  -------          ---------

Total assets......................       $7,379,377     $7,694,392        $      -   $     -        $15,073,769
                                         ==========     ==========        =========  =======        ===========

      LIABILITIES AND EQUITY
Capitalization:
   Common stock (Note 1)..........       $  382,985     $  114,925        $          $330,409       $   828,319
   Other stockholders' equity (Note 1)    2,113,171      2,541,922                   (330,409)        4,324,684
                                          ---------      ---------          -------   -------       -----------
    Total common stockholders equity      2,496,156      2,656,847                          -         5,153,003
   Preferred stockholders' equity           105,340              -                                      105,340
   Mandatorily redeemable preferred
    securities of subsidiary trusts         200,000        294,000                                      494,000
   Long-term debt.................        1,844,071      2,304,985                                    4,149,056
                                          ---------      ---------          -------   -------         ---------
    Total capitalization..........        4,645,567      5,255,832                                    9,901,399

Current liabilities:
   Current portion of long-term debt        168,731        124,477                                      293,208
   Short-term debt................          369,632        408,900                                      778,532
   Accounts payable...............          256,839        255,555                                      512,394
   Taxes accrued..................          226,497        133,954                                      360,451
   Other accrued liabilities .....          166,364        284,176                                      450,540
                                            -------        -------          -------   -------           -------
    Total current liabilities             1,188,063      1,207,062                                    2,395,125

Other liabilities:
   Deferred income taxes..........          814,355        954,295                                    1,768,650
   Deferred investment tax credits          125,993         99,650                                      225,643
   Regulatory liabilities.........          392,285              -                                      392,285
   Other..........................          213,114        177,553                                      390,667
                                           --------       --------          -------   -------           -------
    Total other liabilities.......        1,545,747      1,231,498                                    2,777,245
                                          ---------      ---------          -------   -------         ---------

Total liabilities and equity             $7,379,377     $7,694,392          $     -   $     -       $15,073,769
                                         ==========     ==========          =======   =======       ===========

                 See accompanying notes to Unaudited Pro Forma
                    Combined Condensed Financial Statements.

      Notes to Unaudited Pro Forma Combined Condensed Financial Statements

1. The unaudited pro forma combined condensed financial statements reflect the conversion of each share of NCE common stock, par value $1.00 per share, into
   1.55 share of common stock of the combined company and the continuation of each share of NSP common stock, par value $2.50 per share, as one share of common stock of the combined company ($2.50 par value), as provided in the NCE/NSP Merger Agreement. The unaudited pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

2. The unaudited pro forma combined condensed income statements reflect certain reclassifications to conform the presentation of operating results. These reporting adjustments include: (a) separate presentation of nonregulated revenues and equity earnings in operating revenues; (b) separate presentation of all nonregulated expenses, including project write-downs, in operating expenses; (c) presentation of nonregulated interest and other income, including gains for project sales, in other income (deductions) - net; and
   (d) presentation of all income taxes (regulated and nonregulated) on a single line before arriving at net income.

3. The unaudited pro forma combined condensed balance sheet at March 31, 1999 reflects reporting adjustments to conform the presentation of: (a) investments and deferred charges (in other assets); (b) nonregulated property (in property, plant and equipment); and (c) construction work in progress (in other property, plant and equipment).

4. The allocation of the estimated costs savings resulting from the merger to NCE, NSP and their customers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. At the time the merger agreement was signed, cost savings resulting from the merger were estimated to be approximately $1.1 billion over a ten-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, filings and printing) and net of costs to achieve the savings. None of the estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected as pro forma adjustments in the unaudited pro forma combined financial statements. Nonrecurring costs directly attributable to the merger are expected to be deferred and amortized to expense in periods subsequent to the consummation of the merger consistent with the anticipated recovery in rates. Accordingly, no pro forma adjustments have been made to retained earnings.

5. Intercompany transactions (including purchased and exchanged power transactions) between NCE and NSP during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

                                                                   EXHIBIT 10(a)

                      THE NCE 1999 SENIOR EXECUTIVE SEVERANCE POLICY

                                  Introduction


            Northern States Power Company, a Minnesota corporation ("NSP") and New Century Energies, Inc., a Delaware corporation ("NCE") have entered into an Agreement and Plan of Merger dated as of March 24, 1999 (the "Merger
Agreement"), whereby the NSP and NCE organizations will engage in a merger-of-equals transaction (the "Combination"). The Board of Directors of NCE recognizes that the pendency of the Combination, and the inevitable adjustments that will occur during the transition period following the Combination, may result in the loss or distraction of employees of the Corporation and its Subsidiaries to the detriment of the Corporation and its shareholders.

            The Board considers the avoidance of such loss and distraction to be essential to protecting and enhancing the best interests of the Corporation and its shareholders. The Board also believes that during the pendency of the Combination and the transition period thereafter, the Board should be able to receive and rely on disinterested service from employees without concern that employees might be distracted or concerned by personal uncertainties and risks.

            In addition, the Board believes that it is consistent with the Corporation's employment practices and policies and in the best interests of the Corporation and its shareholders to treat fairly its employees whose employment terminates in connection with or following the Combination.

            Accordingly, the Board has determined that appropriate steps should be taken to assure the Corporation of the continued employment and attention and dedication to duty of its employees and to seek to ensure the availability of their continued service, notwithstanding the Combination.

            Therefore, in order to fulfill the above purposes, the following plan has been developed and is hereby adopted.


                                    ARTICLE I
                              ESTABLISHMENT OF PLAN


            As of the Effective Date, the Corporation hereby establishes, subject to Section 7.4 hereof, a separation compensation plan known as the NCE 1999 Senior Executive Severance Policy, as set forth in this document.

                                   ARTICLE II
                                   DEFINITIONS


            As used herein the following words and phrases shall have the following respective meanings unless the context clearly indicates otherwise.

                  (a) Annual Incentive Award. The highest amount a Participant received as an annual cash incentive award in any of the three calendar years prior to a termination of employment entitling the Participant to a Separation Benefit.

                  (b) Annual Salary. The Participant's regular annual base salary immediately prior to his or her termination of employment, including compensation converted to other benefits under a flexible pay arrangement maintained by the Corporation or deferred pursuant to a written plan or agreement with the Corporation, but excluding overtime pay, allowances, premium pay, compensation paid or payable under any Corporation long-term or short-term incentive plan or any similar payment.

                  (c) Board. The Board of Directors of NCE.

                  (d) Code. The Internal Revenue Code of 1986, as amended from time to time.

                  (e) Committee. The Compensation Committee of the Board.

                  (f) Corporation. NCE and any successor thereto.

                  (g) Date of the Combination. The Effective Time, as defined in the Merger Agreement.

                  (h) Date of Termination. The date on which a Participant ceases to be an Employee.

                  (i) Effective Date. The date of the Merger Agreement.

                  (j) Employee. Any full-time, regular-benefit, non-bargaining employee of an Employer. The term shall exclude all individuals employed as independent contractors, temporary employees, other benefit employees, non-benefit employees, leased employees, even if it is subsequently determined that such classification is incorrect.

                  (k) Employer. The Corporation or a Subsidiary which has adopted the Plan pursuant to Article V hereof.

                  (l) Long-Term Incentive Award. For Stock Awards, the highest aggregate Value granted (or deemed to have been granted as determined under the definition of Value) to a Participant during any of the three calendar years prior to a termination of employment entitling the Participant to a Separation Benefit. For Non-Stock Awards, the highest target opportunity for any cycle which begins during the 36 month period prior to a termination of employment entitling the Participant to a Separation Benefit.

                  (m) Multiple. For each Participant, the number set forth opposite the Participant's name on Schedule 1 hereto.

                  (n) Non-Stock Award. The opportunity to receive a cash payment under the "value creation plan" component of the Corporation's long-term incentive program, which long-term incentive program is incorporated into the Corporation's omnibus incentive plan.

                  (o) Participant. An individual who is designated as such pursuant to Section 3.1.

                  (p) Plan. The NCE 1999 Senior Executive Severance Policy.

                  (q) Release Agreement. An agreement substantially in the form set forth in Exhibit A to this Plan, with such amendments as the Committee may determine to be necessary in order for such agreement to constitute a valid release by the Participant in question of all claims described therein.

                  (r) Separation Benefits. The payments and benefits described in Section 4.3 that are provided to qualifying Participants under the Plan.

                  (s) Separation Period. The period beginning on a Participant's Date of Termination and ending upon expiration of a number of years equal to the Participant's Multiple.

                  (t) Stock Award. An award of stock options, stock appreciation rights (other than in conjunction with a stock option) or restricted stock or a performance award, in each case granted pursuant to the Corporation's long-term incentive program incorporated into the Corporation's omnibus incentive plan or any predecessor, successor or similar plan of the Corporation.

                  (u)  Subsidiary.  Any  corporation  in which the  Corporation,
directly  or  indirectly,   holds  a  majority  of  the  voting  power  of  such
corporation's outstanding shares of capital stock.

                  (v) Target Annual Incentive. The Annual Incentive Award that the Participant would have received for the year in which his or her Date of Termination occurs, if the target goals had been achieved.

                  (w) Value. The Value of a Stock Award shall be the dollar value of such award at the time of grant, as determined by the Committee in connection with the grant of such Stock Award; it being understood that the Committee's practice, as of the date of adoption of this Plan, is to determine
(i) the value of a Stock Award that is a stock option, stock appreciation right or similar right that derives its value from the appreciation of the value of equity securities using a modified version of the Black-Scholes option valuation method; provided, however, that the value of stock options shall be prorated over the period of time the grant was intended to cover and the grant will be deemed to have been made proportionately in each calender year of such period, and (ii) the value of other Stock Awards based upon the fair market value of the underlying equity securities.


                                   ARTICLE III
                                   ELIGIBILITY

            3.1 Participation. Each of the individuals named on Schedule 1 hereto shall be a Participant in the Plan. Schedule 1 may be amended by the Board from time to time to add individuals as Participants.

            3.2 Duration of Participation. A Participant shall only cease to be a Participant in the Plan as a result of an amendment or termination of the Plan complying with Article VII of the Plan, or when he ceases to be an Employee of any Employer, unless, at the time he ceases to be an Employee, such Participant is entitled to payment of a Separation Benefit as provided in the Plan or there has been an event or occurrence described in Section 4.2(a) which would enable the Participant to terminate his employment and receive a Separation Benefit. A Participant entitled to payment of a Separation Benefit or any other amounts under the Plan shall remain a Participant in the Plan until the full amount of the Separation Benefit and any other amounts payable under the Plan have been paid to the Participant.


                                   ARTICLE IV
                               SEPARATION BENEFITS


            4.1 Right to Separation Benefit. A Participant shall be entitled to receive Separation Benefits in accordance with Section 4.3 if the Participant ceases to be an Employee for any reason specified in Section 4.2(a).

            4.2   Termination of Employment.

                  (a) Terminations Which Give Rise to Separation Benefits Under This Plan. Except as set forth in subsection (b) below, a Participant shall be entitled to Separation Benefits if, at any time before the third anniversary of the Date of the Combination:

                         (i) the Participant  ceases to be an Employee by action
                  of the Employer or any of its affiliates (excluding any transfer to another Employer);

                         (ii) the  Participant's  Annual Salary is reduced below
                  the higher of (x) the amount in effect on the Effective Date and (y) the highest amount in effect at any time thereafter, and the Participant ceases to be an Employee by his or her own action within 130 days after the occurrence of such reduction;

                         (iii) the Participant's duties and responsibilities are
                  materially and adversely diminished in comparison to the duties and responsibilities enjoyed by the Participant on the Effective Date, and the Participant ceases to be an Employee by his or her own action within 130 days after the occurrence after such reduction;

                         (iv) the program of incentive compensation and retirement and welfare benefits offered to the Participant (determined in the aggregate) is materially and adversely diminished in comparison to the program of benefits enjoyed by the Participant on the Effective Date, and the Participant ceases to be an Employee by his or her own action within 130 days after the occurrence after such reduction; or

                         (v) an Employer or any  affiliate of an Employer  sells
                  or otherwise distributes or disposes of the subsidiary, branch or other business unit in which the Participant was employed before such sale, distribution or disposition and the requirements of subsection (b)(iv) of this Section 4.2 are not met, and the Participant ceases to be an Employee upon or within 130 days after such sale, distribution or disposition.

With respect to a termination by the Participant pursuant to clause (ii), (iii),
(iv), or (v) of this Section 4.2(a), such termination shall be effective if and only if the Participant has given written notice to his or her Employer of his or her intent to terminate for such reason (stating the event(s) relied upon for such termination and the provisions of this Section 4.2(a) relied upon) within 90 days of the date on which the event(s) first occurred, and the Employer or an affiliate of the Employer, as the case may be, has failed to remedy such event within the 30 day period following receipt of such notice.

                  (b) Terminations Which Do Not Give Rise to Separation Benefits Under This Plan. If a Participant's employment is terminated for Cause, death, disability, retirement, or a qualified sale of business (as those terms are defined below), or voluntarily by the Participant in the absence of an event described in subsection (a)(ii), (iii) or (iv) of this Section 4.2, the Participant shall not be entitled to Separation Benefits under the Plan.

                         (i) A termination  for  disability  shall have occurred
                  where a Participant is terminated because of an illness or injury and the Participant has become eligible to receive long-term disability benefits under, or would have become so eligible if such Participant were covered by, the Corporation's long-term disability plan, as it exists at the time of termination of employment.

                         (ii) A termination  by  retirement  shall have occurred
                  where a Participant's termination is due to his voluntary late, normal or early retirement under a pension plan sponsored by his Employer or its affiliates, as defined in such plan.

                         (iii) A termination for Cause shall have occurred where
                  a Participant is terminated because of:

                                  (A) the willful and  continued  failure of the
                           Participant to perform substantially the Participant's duties with the Corporation or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Participant by the Board or an elected officer of the Corporation which specifically identifies the manner in which the Board or the elected officer believes that the Participant has not substantially performed the Participant's duties, or

                                  (B) the willful engaging by the Participant in
                           illegal conduct or gross misconduct which is materially and demonstrably injurious to the Corporation.

                  For purposes of this provision, no act or failure to act, on the part of the Participant, shall be considered "willful" unless it is done, or omitted to be done, by the Participant in bad faith or without reasonable belief that the Participant's action or omission was in the best interests of the Corporation. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board, or upon the advice of counsel for the Corporation, shall be conclusively presumed to be done, or omitted to be done, by the Participant in good faith and in the best interests of the Corporation.

                         (iv) A termination  due to a qualified sale of business
                  shall have occurred where an Employer or an affiliate of an Employer has sold, distributed or otherwise disposed of the subsidiary, branch or other business unit in which the Participant was employed before such sale, distribution or disposition and the Participant has been offered employment with the purchaser of such subsidiary, branch or other business unit or the corporation or other entity which is the owner thereof on substantially the same terms and conditions under which he worked for the Employer (including, without limitation, duties and responsibilities, and the aggregate of the Participant's base salary and program of benefits). Such terms and conditions shall also include, without limitation, a legally binding agreement or plan covering such Participant, providing that upon a qualifying termination of employment with the subsidiary, branch or business unit (or the corporation or other entity which is the owner thereof) or any successor thereto of the kind described in Article VI of this Plan, at any time before the third anniversary of the Date of the Combination, the Participant's employer or any successor will pay to each such former Participant an amount equal to the separation benefit and other benefits that such former Participant would have received under the Plan had he been a Participant at the time of such termination. For purposes of this subsection, the new employer plan or agreement must treat service with any Employer (irrespective of whether the Employer was an affiliate of the Corporation or the Employee was a Participant at the time of such service) and the new employer as continuous service for purposes of calculating separation benefits.

            4.3   Separation Benefits.

                  (a) If a Participant's employment is terminated in circumstances entitling him to a separation benefit as provided in Section 4.2(a), and the Participant executes and does not revoke a Release Agreement, the Participant's Employer shall pay such Participant within fifteen days of the Date of Termination or, if later, upon the date such Release Agreement becomes irrevocable, a cash lump sum as set forth in subsection (b) below and the continued benefits set forth in subsection (c) below, subject to Section 4.6 below. For purposes of determining the benefits set forth in subsection (b) and
(c), if the termination of the Participant's employment is based upon a reduction of the Participant's Annual Salary or benefits as described in subsection (ii) or (iii) of Section 4.2, such reduction shall be ignored.

                  (b) The cash lump sum referred to in Section 4.3(a) shall equal the aggregate of the following amounts:
                         (i) the sum of (1) the Participant's Annual Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the sum of the Target Annual Incentive plus the Long-Term Incentive and (y) a fraction, the numerator of which is the number of days in such year through the Date of Termination, and the denominator of which is 365, and (3) any compensation previously deferred by the Participant (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid and in full satisfaction of the rights of the Participant thereto;

                         (ii)  an  amount  equal  to  the  product  of  (1)  the
                  Participant's Multiple and (2) the sum of (x) the Participant's Annual Salary, (y) the higher of the Target Annual Incentive or the Annual Incentive Award, and (z) the Long-Term Incentive Award;

                         (iii) an amount equal to the difference between (a) the
                  actuarial equivalent of the benefit under the Corporation's qualified defined benefit retirement plan (the "Retirement Plan") and any excess or supplemental retirement plans in which the Participant participates and/or other supplemental retirement benefits to which the Participant may be entitled under any contract or agreement (together, the "SERP") which the Participant would receive if his or her employment continued during the Separation Period, assuming that the Participant's compensation during the Separation Period would have been equal to his or her compensation as in effect immediately before the termination or, if higher, on the Effective Date, and (b) the actuarial equivalent of the Participant's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of

                  Termination. The actuarial assumptions used for purposes of determining actuarial equivalence shall be no less favorable to the Participant than the most favorable of those in effect under the Retirement Plan and the SERP on the Date of Termination and the Effective Date; and

                         (iv) The sum of the additional contributions (other than pre-tax salary deferral contributions by the Participant) that would have been made or credited by the Company to the Participant's accounts under each qualified defined contribution plan and non-qualified supplemental executive savings plan, if any, that covered the Participant on the date the termination of employment occurred, determined by assuming that:

                                  (A)The Participant's employment had continued
                           for the Separation Period;

                                  (B) The  Participant's  rate  of  compensation
                           being recognized by each plan immediately prior to the Date of Termination had continued in effect during the Separation Period;

                                  (C) In the case of matching contributions, the
                           Participant's rate of pre-tax salary deferral contributions in effect for the last plan year beginning prior to the Date of Termination had remained in effect throughout the Separation Period; and

                                  (D) In the case of discretionary contributions
                           by the Company, the Company continued to make such contributions during the Separation Period at the rate that applied to the most recent plan year that ended prior to the Date of Termination.

                  (c) The  continued  benefits  referred  to  above  shall be as follows.

                         (i) During the Separation  Period,  the Participant and
                  his family shall be provided with medical, dental and life insurance benefits as if the Participant's employment had not been terminated; provided, however, that if the Participant becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining eligibility (but not the time of commencement of benefits) of the Participant for retiree medical, dental and life insurance benefits under the Corporation's plans, practices, programs and policies, the Participant shall be considered to have remained employed during the Separation Period and to have retired on the last day of such period;

                         (ii) The  Corporation  shall,  at its sole  expense  as
                  incurred, provide the Participant with outplacement services the scope and provider of which shall be selected by the Participant in his or her sole discretion (but at a cost to the Corporation of not more than $30,000);

                         (iii) The  Corporation  shall  continue  to provide the
                  Participant with financial planning counseling benefits through the second anniversary of the Date of Termination, on the same terms and conditions as were in effect immediately before the termination or, if more favorable, on the Effective Date; and

                         (iv) the  Corporation  will  continue  to  provide  the
                  Executive with his or her "flexible perquisite allowance" through the Separation Period.

To the extent any benefits described in this Section 4.3(c) cannot be provided pursuant to the appropriate plan or program maintained for Employees, the Employer shall provide such benefits outside such plan or program at no additional cost (including without limitation tax cost) to the Participant. Notwithstanding the foregoing, if a group insurance carrier refuses to provide the coverage described in this Section 4.3(c) under its contract issued to the Company, or if the Company reasonably determines that the coverage required under this Section 4.3(c) would cause a welfare plan sponsored by the Company to violate any provision of the Code prohibiting discrimination in favor of highly compensated employees or key employees, the Company will use its best efforts to obtain for the Participant an individual insurance policy providing comparable coverage. However, if the Company determines in good faith that comparable coverage cannot be obtained for less than two times the premium or premium equivalent for such coverage under the Company welfare plan or plans, the Company's sole obligation under this Section 4.3(c) with respect to that coverage will be limited to paying the Participant a monthly amount equal to two times the monthly premium or premium equivalent for that coverage under the Company's plans.

            4.4 Other Benefits Payable. The cash lump sum and continuing benefits described in Section 4.3 above shall be payable in addition to, and not in lieu of, all other accrued or vested or earned but deferred compensation, rights, options or other benefits which may be owed to a Participant upon or following termination, including but not limited to accrued vacation or sick pay, amounts or benefits payable under any bonus or other compensation plans, stock option plan, stock ownership plan, stock purchase plan, life insurance plan, health plan, disability plan or similar or successor plan, except as provided in Section 4.6 below.

            4.5   Certain Additional Payments by the Corporation.

                  (a) Anything in this Plan to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Corporation or its affiliates to or for the benefit of the Participant (whether paid or payable or distributed or distributable pursuant to the terms of this Plan or otherwise, but determined without regard to any additional payments required under this Section 4.5) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. If a Gross-Up Payment is made as discussed above, as calculated under Internal Revenue Service regulations, it shall be exclusive of all amounts attributable to any cash payment based on a Stock Award. Notwithstanding the foregoing provisions of this Section 4.5(a), if it shall be determined that the Participant is entitled to a Gross-Up Payment, but that the Payments do not exceed 110% of the greatest amount (the "Reduced Amount") that could be paid to the Participant such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Participant and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

                  (b) Subject to the provisions of Section 4.5(c), all determinations required to be made under this Section 4.5, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized accounting firm selected by the Corporation (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Corporation and the Participant within 15 business days of the receipt of notice from the Participant that there has been a Payment, or such earlier time as is requested by the Corporation. All fees and expenses of the Accounting Firm shall be borne solely by the Corporation. Any Gross-Up Payment, as determined pursuant to this Section 4.5, shall be paid by the Corporation to the

Participant within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Corporation and the Participant. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Corporation should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Corporation exhausts its remedies pursuant to
Section 4.5(c) and the Participant thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Corporation to or for the benefit of the Participant.

                  (c) The Participant shall notify the Corporation in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Corporation of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Participant is informed in writing of such claim and shall apprise the Corporation of the nature of such claim and the date on which such claim is requested to be paid. The Participant shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Corporation (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Corporation notifies the Participant in writing prior to the expiration of such period that it desires to contest such claim, the Participant shall:

                         (i) give the Corporation any information reasonably requested by the Corporation relating to such claim,

                         (ii) take such  action in  connection  with  contesting
                  such claim as the Corporation shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Corporation,

                         (iii) cooperate with the Corporation in good faith in order effectively to contest such claim, and

                         (iv) permit the Corporation to participate in any proceedings relating to such claim;

provided, however, that the Corporation shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Participant harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 4.5(c), the Corporation shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Corporation shall determine; provided, however, that if the Corporation directs the Participant to pay such claim and sue for a refund, the Corporation shall advance the amount of such payment to the Participant, on an interest-free basis and shall indemnify and hold the Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Corporation's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                  (d) If, after the receipt by the Participant of an amount advanced by the Corporation pursuant to Section 4.5(c), the Participant becomes entitled to receive any refund with respect to such claim, the Participant shall (subject to the Corporation's complying with the requirements of Section 4.5(c)) promptly pay to the Corporation the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Participant of an amount advanced by the Corporation pursuant to
Section 4.5(c), a determination is made that the Participant shall not be entitled to any refund with respect to such claim and the Corporation does not notify the Participant in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

            4.6   Conditions to Payment Obligations.

                  (a) Except as provided in Section 4.6(b) below, the obligations of the Corporation and the Employers to pay the Separation Benefits and the Gross-Up Payment and other payments described in Section 4.5 shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Corporation or any of its Subsidiaries may have against any Participant.

                  (b) Notwithstanding any other provision of this Plan or any other plan, program, practice or policy of any Employer: (i) any cash Separation Benefits that a Participant becomes entitled to receive under Section 4.3(b) of this Plan shall be reduced (but not below zero) by the aggregate amount of cash severance, separation, or similar benefits that the Participant may be entitled to receive under any other plan, program, policy, contract, agreement or arrangement of any Employer (including without limitation the NCE Senior Executive Severance Policy), except to the extent the Participant waives his or her right thereto, and by the aggregate amount of such cash benefits or pay in lieu of notice that the Participant may be entitled to receive under applicable law; and (ii) any continued benefits that a Participant becomes entitled to receive under Section 4.3(c) of this Plan shall be provided concurrently (not consecutively) with any such benefits that such Participant may be entitled to receive under any other plan, program, policy, contract, agreement or arrangement of any Employer or applicable law (including without limitation the health continuation coverage required by Section 4980B of the Code and Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended). In no event shall a Participant be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to a Participant under any of the provisions of this Plan, nor shall the amount of any payment hereunder be reduced by any compensation earned by a Participant as a result of employment by another employer, except as specifically provided in Section 4.3(c)(i).


                                    ARTICLE V
                             PARTICIPATING EMPLOYERS


            This Plan may be adopted by any Subsidiary of the Corporation. Upon such adoption, the Subsidiary shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Employees of that Subsidiary who are Participants pursuant to Section 3.1.

                                   ARTICLE VI
                            SUCCESSOR TO CORPORATION


            This Plan shall bind any successor of the Corporation, its assets or its businesses (whether direct or indirect, by purchase, merger, consolidation or otherwise), in the same manner and to the same extent that the Corporation would be obligated under this Plan if no succession had taken place.

            In the case of any transaction in which a successor would not by the foregoing provision or by operation of law be bound by this Plan, the Corporation shall require such successor expressly and unconditionally to assume and agree to perform the Corporation's obligations under this Plan, in the same manner and to the same extent that the Corporation would be required to perform if no such succession had taken place. The term "Corporation," as used in this Plan, shall mean the Corporation as hereinbefore defined and any successor or assignee to the business or assets which by reason hereof becomes bound by this Plan.


                                   ARTICLE VII
                       DURATION, AMENDMENT AND TERMINATION


            7.1 Duration. If the Combination has not occurred, this Plan shall expire five years from the Effective Date, unless extended for an additional period or periods by resolution adopted by the Board. If the Combination occurs, this Plan shall continue in full force and effect and shall not terminate or expire until after all Participants who become entitled to any payments hereunder shall have received such payments in full and all payments and adjustments required to be made pursuant to Section 4.5 have been made.

            7.2 Amendment. Except as provided in Section 7.1, the Plan shall not
be  subject  to  amendment,  change,  substitution,   deletion,   revocation  or
termination in any respect which adversely affects the rights of Participants.

            7.3 Form of Amendment. The form of any amendment of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Corporation, certifying that the amendment has been approved by the Board.

            7.4 Pooling-of-Interests. Notwithstanding any other provision contained in this Plan to the contrary, if any action taken or required to be taken pursuant to the terms of this Plan would preclude the use of the "pooling of interests" accounting method with respect to the Combination, this Plan and any rights created hereunder shall be deemed null and void ab initio and of no further force or effect.

                                  ARTICLE VIII
                                  MISCELLANEOUS


            8.1 Indemnification. If a Participant institutes any legal action in seeking to obtain or enforce, or is required to defend in any legal action the validity or enforceability of, any right or benefit provided by this Plan, the Corporation or the Employer will pay for all reasonable legal fees and expenses incurred (as incurred) by such Participant, regardless of the outcome of such action.

            8.2 Employment Status. This Plan does not constitute a contract of employment or impose on the Participant or the Participant's Employer any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Corporation's policies or those of its Subsidiaries regarding termination of employment.

            8.3 Claim Procedure. If an Employee or former Employee makes a written request alleging a right to receive benefits under this Plan or alleging a right to receive an adjustment in benefits being paid under the Plan, the Corporation shall treat it as a claim for benefit. All claims for benefit under the Plan shall be sent to the Human Resources Department of the Corporation and must be received within 30 days after termination of employment. If the Corporation determines that any individual who has claimed a right to receive benefits, or different benefits, under the Plan is not entitled to receive all or any part of the benefits claimed, it will inform the claimant in writing of its determination and the reasons therefor in terms calculated to be understood by the claimant. The notice will be sent within 90 days of the claim unless the Corporation determines additional time, not exceeding 90 days, is needed. The notice shall make specific reference to the pertinent Plan provisions on which the denial is based, and describe any additional material or information is necessary. Such notice shall, in addition, inform the claimant what procedure the claimant should follow to take advantage of the review procedures set forth below in the event the claimant desires to contest the denial of the claim. The claimant may within 90 days thereafter submit in writing to the Corporation a notice that the claimant contests the denial of his or her claim by the Corporation and desires a further review. The Corporation shall within 60 days thereafter review the claim and authorize the claimant to appear personally and review pertinent documents and submit issues and comments relating to the claim to the persons responsible for making the determination on behalf of the Corporation. The Corporation will render its final decision with specific reasons therefor in writing and will transmit it to the claimant within 60 days of the written request for review, unless the Corporation determines additional time, not exceeding 60 days, is needed, and so notifies the Participant. If the Corporation fails to respond to a claim filed in accordance with the foregoing within 60 days or any such extended period, the Corporation shall be deemed to have denied the claim.

            8.4 Validity and Severability. The invalidity or unenforceability of any provision of the Plan shall not affect the validity or enforceability of any other provision of the Plan, which shall remain in full force and effect, and any prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

            8.5 Governing Law. The validity, interpretation, construction and performance of the Plan shall in all respects be governed by the laws of Colorado, without reference to principles of conflict of law, except to the extent preempted by federal law.

            8.6 Withholding. The Corporation may withhold from any and all amounts payable under this Plan all federal, state, local, and foreign taxes that may be required to be withheld by applicable laws or regulations.

                                             New Century Energies, Inc.



                                                /s/ Bill D. Helton
                                             ---------------------------
                                             By : Bill D. Helton
                                             Its  Chairman and
                                                  Chief Executive Officer

                                   SCHEDULE I
                                  Participants

                  Name                                  Multiple
                  ----                                  --------

            Paul J. Bonavia                              2.5

            Doyle R. Bunch II                            2.5

            Henry H. Hamilton                            2.5

            Brian P. Jackson                             2.5

            Richard C. Kelly                             2.5

            James T. Petillo                             2.5

            David M. Wilks                               2.5

            Gary L. Gibson                               2.5

            Cathy J. Hart                                2

            Ross C. King                                 2

            Teresa S. Madden                             2

            John McAfee                                  2

            Marilyn E. Taylor                            2

            Patricia Vincent                             2

                                    EXHIBIT A

                            FORM OF RELEASE AGREEMENT

            THIS AGREEMENT is entered into this ___ day of ________, 19___ by and between New Century Energies, Inc. (the "Company"), a Delaware corporation, and ________________ ("Participant").

            WHEREAS, the Participant has become entitled to receive Separation Benefits under the NCE 1999 Senior Executive Severance Policy (the "Policy") on the condition that the Participant enter into this Release Agreement.

            NOW, THEREFORE, in consideration of the Covenant Consideration, the Participant, intending to be legally bound, agrees as follows:

            1.    Acknowledgment.

            (a) The Participant understands and agrees that, in addition to the Participant's below-described exposure to the Company's Confidential Information or Trade Secrets, the Participant may, in his capacity as an employee, at times meet with the Company's customers and suppliers, and that as a consequence of using and associating with the Company's name, goodwill, and professional reputation, the Participant will be in a position to develop personal and professional relationships with the Company's past, current, and prospective customers and suppliers. The Participant further acknowledges that during the course and as a result of employment by the Company, the Participant may be provided certain specialized training or know-how. The Participant understands and agrees that this goodwill and reputation, as well as the Participant's knowledge of Confidential Information or Trade Secrets and specialized training and know-how, could be used unfairly in competition against the Company.

            (b) Accordingly, the Participant agrees that during the period of one year after the Date of Termination (the "Covenant Period"), the Participant shall not:
                  (i) Directly or indirectly solicit, service, contract with, or otherwise engage any past (one (1) year prior), existing or prospective customer, client, or account who then has a relationship with the Company for current or prospective business on behalf of an individual or entity that is engaged in a Competing Business (as defined below), or on the Participant's own behalf for a Competing Business; the term "Competing Business" meaning for purposes of this clause (i) a business or enterprise that is engaged in the business of generation, purchase, transmission, distribution, or sale of electricity, or in the purchase, transmission, distribution, sale or transportation of natural gas within the States of Colorado, Kansas, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wisconsin or Wyoming; and the Participant and the Company agree that this provision is reasonably enforced with reference to the foregoing states to the extent applicable to such relationships with the Company;

                  (ii) Cause or attempt to cause any existing or prospective customer, client, or account, who then has a relationship with the Company for current or prospective business, to divert, terminate, limit or in any manner modify, or fail to enter into any actual or potential business relationship with the Company; and the Participant and the Company agree that this clause (ii) is reasonably enforced with reference to any geographic area applicable to such relationships with the Company; and

                  (iii) Directly or indirectly solicit,  employ or conspire with others to employ any of the Company's employees; the term "employ" for purposes of this clause (iii) meaning to enter into an arrangement for services as a full-time or part-time employee, independent contractor, consultant, agent or otherwise; and the Participant and the Company agree that this clause (iii) is reasonably enforced as to any geographic area.

            (c) The Participant further agrees to inform any new employer or other person or entity with whom the Participant enters into a business relationship during the Covenant Period, before accepting such employment or entering into such a business relationship, of the existence of this Agreement and give such employer, person or other entity a copy of this Agreement.

            2. Return of Property. The Participant agrees that upon the Date of Termination, the originals and all copies of any and all documents (including computer data, diskettes, programs, or printouts) that contain any customer information, financial information, product information, or other information that in any way relates to the Company, its products or services, its clients, its suppliers, or other aspects of its business that are in the Participant's possession shall be immediately returned to the Company. The Participant further agrees to not retain any summary of such information.

            3.    Confidential Information/Trade Secrets.

            (a) The  Participant  acknowledges  that  during the course and as a result of his or her employment, the Participant may receive or otherwise have access to, or contribute to the production of, Confidential Information or Trade Secrets. "Confidential Information or Trade Secrets" means information that is proprietary to or in the unique knowledge of the Company (including information discovered or developed in whole or in part by the Participant); the Company's business methods and practices; or information that derives independent economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use, and is the subject of efforts that are reasonable under the circumstances to maintain its secrecy. It includes, among other things, strategies, procedures, manuals, confidential reports, lists of clients, customers, suppliers, past, current or possible future products or services, and information concerning research, development, accounting, marketing, selling or leases and the prices or charges paid by the Company's customers to the Company, or by the Company to its suppliers. The Participant acknowledges his continuing agreement to abide by the terms of the Company's Corporate Code of Conduct.

            (b) The Participant further acknowledges and appreciates that any Confidential Information or Trade Secret constitutes a valuable asset of the Company and that the Company intends any such information to remain secret and confidential. The Participant therefore specifically agrees that except to the extent required by the Participant's duties to the Company or as permitted by the express written consent of the Board of Directors, the Participant shall never, either during employment with the Company or at any time thereafter, directly or indirectly use, discuss or disclose any Confidential Information or Trade Secrets of the Company or otherwise use such information to his or her own or a third party's benefit.

            4. Consideration. The Participant and the Company agree that the above provisions of this Agreement are reasonable and necessary for the protection of the Company and its business. In exchange for the Participant's agreement to be bound by the terms of this Agreement, the Company has provided the Participant the Separation Benefits under the Policy. The Participant accepts and acknowledges the adequacy of such consideration for this Agreement.

            5. Remedies for Breach. The Participant acknowledges that a breach of the above provisions of this Agreement will cause the Company irreparable harm that would not be fully remedied by monetary damages. Accordingly, the Participant agrees that the Company shall, in addition to the requirement to return the Covenant Consideration to the Company and any relief afforded by law, be entitled to injunctive relief. The Participant agrees that both damages at law and injunctive relief shall be proper modes of relief and are not to be considered alternative remedies.

            6.    Release.

            (a) In consideration of the Separation Benefits, the Participant does hereby fully and completely release and waive any and all claims, complaints, causes of action or demands of whatever kind which the Participant has or may have against the Company and its predecessors, successors, subsidiaries and affiliates and all officers, employees and agents of those persons and companies arising out of any actions, conduct, decisions, behavior or events occurring to the date of his or her execution of this Release of which the Participant is or has been made aware or has been reasonably put on notice.

            (b) The Participant understands and accepts that this release specifically covers but is not limited to any and all claims, complaints, causes of action or demands of whatever kind which the Participant has or may have against the above-referenced released parties relating in any way to the terms, conditions and circumstances of his or her employment to date, whether based on statutory, regulatory or common law claims for employment discrimination, including but not limited to race, color, sex, age or reprisal discrimination, arising under the Federal Civil Rights Act of 1964, as amended, Executive Order 11246, the Age Discrimination in Employment Act, as amended, the Colorado Civil Rights Act or any other administrative order, federal or state statute or local ordinance, wrongful discharge, breach of contract, breach of any express or implied promise, misrepresentation, fraud, reprisal, retaliation, breach of public policy, infliction of emotional distress, defamation, promissory estoppel, invasion of privacy, negligence, or any other theory, whether legal or equitable; except that this release will not impair any existing rights the Participant may have under any presently existing pension, retirement or employee benefit plan of the Company.

            (c) By signing below, the Participant acknowledges that he or she fully understands and accepts the terms of this release, and represents and agrees that his or her signature is freely, voluntarily and knowingly given [and that he or she has been provided a full opportunity to review and reflect on the terms of this release for at least [21] [45] days and to seek the advice of legal counsel of his or her choice, which advice the Participant has been encouraged to obtain] [include if necessary].

            7. The Participant's Acknowledgment of Review[; Right to Revoke].

            [(a) ]The Participant represents that the Participant has carefully read and fully understands all provisions of this Agreement and that the Participant has had a full opportunity to review this Agreement before signing and to have all the terms of this Agreement explained to him or her by counsel.

            [(b) This Agreement may be revoked by the Participant by written notice given to [insert address] within 7 business days after being signed by the Participant.]

            8. General Provisions. The Participant and the Company acknowledge and agree as follows:

            (a) This Agreement contains the entire understanding of the parties with regard to all matters contained herein. There are no other agreements, conditions, or representations, oral or written, express or implied, with regard to such matters;

            (b) This Agreement may be amended or modified only by a writing signed by both parties;

            (c) Waiver by either the Company or the Participant of a breach of any provision, term or condition hereof shall not be deemed or construed as a further or continuing waiver thereof or a waiver of any breach of any other provision, term or condition of this Agreement;

            (d) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would have been required to perform it if no such succession had taken place. As used in this Agreement, "the Company" shall mean NCE and its affiliates or assigns and any such successor that assumes and agrees to perform this Agreement, by operation of law or otherwise. No assignment of this Agreement shall be made by the Participant, and any purported assignment shall be null and void;

            (e) If any court finds any provision or part of this Agreement to be unreasonable, in whole or in part, such provision shall be deemed and construed to be reduced to the maximum duration, scope or subject matter allowable under applicable law. Any invalidation of any provision or part of this Agreement will not invalidate any other part of this Agreement;

            (f) This Agreement will be construed and enforced in accordance with the laws and legal principles of the State of Colorado. The Participant consents to the jurisdiction of the Colorado courts for the enforcement of this Agreement; and

            (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

THIS AGREEMENT IS INTENDED TO BE A LEGALLY BINDING DOCUMENT FULLY ENFORCEABLE IN ACCORDANCE WITH ITS TERMS. IF IN DOUBT, SEEK COMPETENT LEGAL ADVICE BEFORE SIGNING.



-------------------------------------------------     ------------------------
                  (The Participant)                         Date



NCE


By_______________________________________________     ________________________
                                                      Date

      Its_________________________________________

The Participant acknowledges that he or she has received a copy of this Agreement.

                                                                   EXHIBIT 10(b)

                  EMPLOYMENT AGREEMENT OF WAYNE H. BRUNETTI

            THIS AGREEMENT by and between Northern States Power Company, a Minnesota corporation (the "Company"), and New Century Energies, Inc., a Delaware corporation ("NCE"), and Wayne H. Brunetti (the "Executive"), dated as of the 24th day of March, 1999.

                                 WITNESSETH THAT

            WHEREAS, the Company and NCE have entered into an Agreement and Plan of Merger dated as of March 24, 1999 (the "Merger Agreement"), whereby NCE will merge with and into the Company (the "Merger");

            WHEREAS, the Company and NCE wish to provide for the orderly succession of management of the surviving company in the Merger (the "Company") following the Effective Time (as defined in the Merger Agreement); and

            WHEREAS, the Company and NCE further wish to provide for the employment by the Company of the Executive, and the Executive wishes to serve the Company, in the capacities and on the terms and conditions set forth in this Agreement;

            NOW, THEREFORE, it is hereby agreed as follows:

1.    Effect on Prior Agreements; Employment Period.

            (a) The Executive is currently employed by NCE pursuant to an Employment Agreement dated as of August 1, 1997 (the "Prior Agreement"). The Prior Agreement shall remain in effect without amendment until the Effective Time (as defined in the Merger Agreement), and this Agreement shall supersede the Prior Agreement at the Effective Time. The Change in Control Agreement between NCE and the Executive shall remain in effect from and after the date of this Agreement, except that the Executive hereby waives any right that he might otherwise have to receive any severance or other payment or benefit under the Change In Control Agreement that would be duplicative of a payment or benefit to which he is entitled under this Agreement.

            (b) The Company shall employ the Executive, and the Executive shall serve the Company, on the terms and conditions set forth in this Agreement, for an initial period (the "Initial Period") and a further period (the "Secondary Period") (the Initial Period and the Secondary Period are hereinafter referred to in the aggregate as the "Employment Period"). The Initial Period shall begin at the Effective Time and end on the first anniversary of the Effective Time. The Secondary Period shall begin on the first day after the end of the Initial Period and end on the third anniversary of such day; provided, that on each anniversary of such day, the Secondary Period shall be automatically extended by an additional year unless either the Company or the Executive shall have given notice to the other, not less than 60 days before such anniversary, that the Secondary Period shall not be so extended.

            (c) Notwithstanding any other provision of this Agreement, this Agreement shall be null and void and of no force or effect unless and until the Merger is consummated.

2.    Position and Duties; Location.

            (a) During the Initial Period, the Executive shall serve as Chief Executive Officer and President of the Company. During the Second Period, the Executive shall serve as Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company (the "Board"). The Executive shall serve in each such case as an employee of the Company and with such duties and responsibilities as are customarily assigned to such positions, and such other duties and responsibilities not inconsistent therewith as may from time to time be assigned to him by the Board. The Executive shall be a member of the Board on the first day of the Employment Period, and the Board shall propose the Executive for re-election to the Board throughout the Employment Period.

            (b) During the Employment Period as is customary, the Executive shall report to the Board.

            (c) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive under this Agreement, use the Executive's reasonable best efforts to carry out such responsibilities faithfully and efficiently. It shall not be considered a violation of the foregoing for the Executive to serve on corporation, industry, civic or charitable boards or committees, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement.

            (d) During the period beginning on the first day of the Employment Period and ending as soon as practicable thereafter but in no event later than the date of the first subsequent annual meeting of the shareholders of the Company (the "Transition Period"), the Executive's service shall be performed at the Company's headquarters in Minneapolis, Minnesota and at NCE's headquarters in Denver, Colorado. After the end of the Transition Period, the Executive shall spend the majority of his time and perform the majority of his duties at the Company's headquarters in Minneapolis, Minnesota. No later than the end of the Transition Period, the Executive shall relocate the residence at which he spends the majority of his time to the Twin Cities area. The Company shall reimburse the Executive for all of his moving expenses incurred in such relocation, and during the period from the first day of the Employment Period through the earlier of the end of the Transition Period and the date of such relocation, the Company shall provide the Executive with an apartment in Minneapolis and reimburse him for reasonable expenses of meals while in Minneapolis and travel between Minneapolis and his principal residence, provided in each case that the Executive complies with the policies, practices and procedures of the Company for submission of expense reports, receipts, or similar documentation of such expenses.

3.    Compensation.

            (a) Base Salary. The Executive's compensation during the Employment Period shall be determined by the Board upon the recommendation of the Compensation Committee of the Board, subject to the next sentence and Section 3(b). During the Employment Period, the Executive shall receive an annual base salary (the "Annual Base Salary") at least equal to his annual base salary as in effect immediately before the Effective Time. The Annual Base Salary shall be payable in accordance with the Company's regular payroll practice for its senior executives, as in effect from time to time. During the Employment Period, the Annual Base Salary shall be reviewed at least annually for possible increase. Any increase in the Annual Base Salary shall not limit or reduce any other obligation of the Company under this Agreement.

            (b) Incentive Compensation. During the Employment Period, the Executive shall participate in short-term incentive compensation plans and long-term incentive compensation plans (the latter to consist of plans offering stock options, restricted stock and other long-term incentive compensation) providing him with the opportunity to earn, on a year-by-year basis, short-term and long-term incentive compensation (the "Incentive Compensation") at least equal to the amounts that he had the opportunity to earn under the comparable plans of NCE as in effect immediately before the Effective Time.

            (c)   Other Benefits.

                  (i) Supplemental Executive Retirement Plan. During the Employment Period, the Executive shall participate in a supplemental executive retirement plan ("SERP") such that the aggregate value of the retirement benefits that he and his spouse will receive at the end of the Employment Period under all defined benefit plans of the Company and its affiliates (whether qualified or not) will be not less than the aggregate value of the benefits he and his spouse would have received (and with the same forms of benefit payments) had he continued, through the end of the Employment Period, to accrue the supplemental retirement benefits provided by the terms of his employment agreement with NCE as in effect immediately before the Effective Time and those of Public Service Company of Colorado ("PSCo") as in effect as of August 1, 1997.

                  (ii) During the Employment Period, the Company shall provide the Executive with life insurance coverage providing a death benefit to such beneficiary or beneficiaries as the Executive may designate of not less than 400% of the Executive's then-current Annual Base Salary if death occurs during employment, and equal to 200% his final Annual Base Salary if death occurs following termination of employment.

                  (iii) In addition, and without limiting the generality of the foregoing, during the Employment Period and thereafter: (A) the Executive shall be entitled to participate in all applicable incentive, savings and retirement plans, practices, policies and programs of the Company and its subsidiaries to the same extent as other senior executives of the Company; and (B) the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in, and shall receive all benefits under, all applicable welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries, other than severance plans, practices, policies and programs but including, without limitation, medical, prescription, dental, disability, sick leave, employee life insurance, group life insurance, accidental death and travel accident insurance plans and programs, to the same extent as other senior executives of the Company (but excluding the Company's Senior Executive Severance Policy and 1999 Senior Executive Severance Policy and NCE's 1999 Senior Executive Severance Policy (the "Severance Policies").

            (d) Fringe Benefits. During the Employment Period, the Executive shall be entitled to receive fringe benefits on the same terms and conditions as the greater of (i) the fringe benefits received by, or available to, him from NCE immediately before the Effective Time, or (ii) the fringe benefits provided by the Company or its subsidiaries which are available to the next highest executive officer of the Company for the year.

4.    Termination of Employment.

            (a) Death or Disability.  The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. The Company shall be entitled to terminate the Executive's employment because of the Executive's Disability during the Employment Period. "Disability" means that (i) the Executive has been unable, for a period of 180 consecutive business days, to perform the Executive's duties under this Agreement, as a result of physical or mental illness or injury, and (ii) a physician selected by the Company or its insurers, and acceptable to the Executive or the Executive's legal representative, has determined that the Executive's incapacity is total and permanent. A termination of the Executive's employment by the Company for Disability shall be communicated to the Executive by written notice, and shall be effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date") unless the Executive returns to full-time performance of the Executive's duties before the Disability Effective Date.

            (b)   By the Company.

                  (i) The Company may terminate the Executive's employment during the Employment Period for Cause or without Cause. "Cause" means:

                        A. the willful and  continued  failure of the  Executive
                  substantially to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), after the Board of the Company delivers to the Executive a written demand for substantial performance that specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties; or

                        B. illegal conduct or gross misconduct by the Executive,
                  in either case that is willful and results in material and demonstrable damage to the business or reputation of the Company.

No act or failure to act on the part of the Executive shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act or failure to act that is based upon authority given pursuant to a resolution duly adopted by the Board, or the advice of counsel for the Company, shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company.

                  (ii) A termination of the Executive's employment for Cause shall be effected in accordance with the following procedures. The Company shall give the Executive written notice ("Notice of Termination for Cause") of its intention to terminate the Executive's employment for Cause, setting forth in reasonable detail the specific conduct of the Executive that it considers to constitute Cause and the specific provision(s) of this Agreement on which it relies, and stating the date, time and place of the Special Board Meeting for Cause. The "Special Board Meeting for Cause" means a meeting of the Board called and held specifically for the purpose of considering the Executive's termination for Cause, that takes place not less than ten and not more than twenty business days after the Executive receives the Notice of Termination for Case. The
Executive shall be given an opportunity, together with counsel, to be heard at the Special Board Meeting for Cause. The Executive's termination for Cause shall be effective when and if a resolution is duly adopted at the Special Board Meeting for Cause by an affirmative vote of at least the greater of (A) two-thirds (2/3) of the entire membership of the Board (excluding the Executive who shall not vote on this matter) or (B) ten (10) members of the Board, stating that in the good faith opinion of the Board, the Executive is guilty of the conduct described in the Notice of Termination for Cause, and that conduct constitutes Cause under this Agreement.

                  (iii) A termination of the Executive's employment without Cause shall be effective in accordance with the following procedures. The Company shall give the Executive written notice ("Notice of Termination without Cause") of its intention to terminate the Executive's employment without Cause, stating the date, time and place of the Special Board Meeting without Cause. The "Special Board Meeting without Cause" means a meeting of the Board called and held specifically for the purpose of considering the Executive's termination without Cause, that takes place not less than ten and not more than twenty business days after the Executive receives the Notice of Termination without Cause. The Executive shall be given an opportunity, together with counsel, to be heard at the Special Board Meeting without Cause. The Executive's termination without Cause shall be effective when and if a resolution is duly adopted at the Special Board Meeting without Cause by an affirmative vote of the greater of (A) at least two-thirds (2/3) of the entire membership of the Board (excluding the Executive who shall not vote on this matter) or (B) ten members of the Board stating that the Executive is terminated without Cause.

            (c)   Good Reason.

                  (i) The Executive may terminate employment for Good Reason or without Good Reason. "Good Reason" means the occurrence (without the Executive's express written consent) of any of the following acts by the Company, or failures by the Company to act, unless such act or failure to act is corrected within thirty days of a Notice of Termination for Good Reason (as that term is defined below) given in respect thereof:

                        A. the Executive's duties and responsibilities are materially and adversely diminished in comparison to the duties and responsibilities set forth in Section 2(a) of this Agreement (for purposes of this Agreement, it shall be considered a material and adverse diminishment of duties and responsibilities if the Executive occupies the same position but only with a non-publicly held company);

                        B. any failure by the Company to comply with any provision of Section 3 of this Agreement;

                        C.  any  purported   termination   of  the   Executive's
                  employment by the Company for a reason or in a manner not expressly permitted by this Agreement;

                        D. any failure by the Company to comply with paragraph (c) of Section 11 of this Agreement;

                        E. any other substantial breach of this Agreement by the Company; or

                        F. the Executive is no longer a member of the Board or the Board fails to propose the Executive for re-election to the Board.

The Company and the Executive, upon mutual written Agreement, may waive any of the foregoing provisions which would otherwise constitute Good Reason.

                  (ii) A termination of employment by the Execute for Good Reason shall be effectuated by giving the Company written notice ("Notice of Termination for Good Reason") of the termination within one year (but not after the end of the Employment Period) of the date of the event which is the basis of the Notice of Termination for Good Reason, setting forth in reasonable detail the specific conduct of the Company that constitutes Good Reason and the specific provision(s) of this Agreement on which the Executive relies. A termination of employment by the Executive for Good Reason shall be effective on the fifth business day following the date when the Notice of Termination for Good Reason is given, unless the notice sets forth a later date (which date shall in no event be later than 30 days after the notice is given). For purposes of this Section 4(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

                  (iii) A termination of the Executive's employment by the Executive without Good Reason shall be effected by giving the Company written notice of the termination.

            (d) No Waiver. The failure to set forth any fact or circumstance in a Notice of Termination for Cause, a Notice of Termination without Cause or a Notice of Termination for Good Reason shall not constitute a waiver of the right to assert, and shall not preclude the party giving notice from asserting, such fact or circumstance in an attempt to enforce any right under or provision of this Agreement.

            (e) Date of Termination. The "Date of Termination" means the date of the Executive's death, the Disability Effective Date, the date on which the termination of the Executive's employment by the Company for Cause or without Cause or by the Executive for Good Reason is effective, or the date on which the Executive gives the Company notice of a termination of employment without Good Reason, as the case may be.

5. Obligations of the Company upon Termination.

            (a) By the Company other than for Cause or Disability; by the Executive for Good Reason. If, during the Employment Period, the Company terminates the Executive's employment other than for Cause or Disability, or the Executive terminates employment for Good Reason, the Company shall continue to provide the Executive with the compensation and benefits set forth in paragraphs
(a), (b) and (c) of Section 3 as if he had remained employed by the Company pursuant to this Agreement through the end of the Employment Period and then retired (at which time he will be treated as eligible for all retiree welfare benefits and other benefits provided to retired senior executives, as set forth in Section 3(c)(ii) and (iii); provided, that the Incentive Compensation for such period shall be based upon the target Incentive Compensation for the year in which the Date of Termination occurs; provided, further, that in lieu of stock options, restricted stock and other stock-based awards, the Executive shall be paid cash equal to the fair market value as of the Date of Termination (without regard to any restrictions and based upon a valuation model generally utilized for purposes of valuing comparable stock-based compensation awards) of the stock options, restricted stock and other stock-based awards that would otherwise have been granted with such cash being paid within 90 days after the Date of Termination; provided, further that, to the extent any benefits described in paragraph (c) of Section 3 cannot be provided pursuant to the plan or program maintained by the Company for its executives, the Company shall provide such benefits outside such plan or program at no additional cost (including without limitation tax cost) to the Executive and his family, and provided, finally, that during any period when the Executive is eligible to receive benefits of the type described in clause (B) of paragraph (c)(iii) of
Section 3 under another employer-provided plan, the benefits provided by the Company under paragraph (a) of Section 5 may be made secondary to those provided under another plan. In addition to the foregoing, any restricted stock outstanding on the Date of Termination shall be fully vested as of the Date of Termination and all options outstanding on the Date of Termination shall be fully vested and exercisable and shall remain in effect and exercisable through the end of their respective terms, without regard to the termination of the Executive's employment. The payments and benefits provided pursuant to this paragraph (a) of Section 5 are intended as liquidated damages for a termination for the Executive's employment by the Company other than for Cause or Disability or for the actions of the Company leading to a termination of the Executive's employment by the Executive for Good Reason, and shall be the sole and exclusive remedy therefor.

            (b) Death or Disability. If the Executive's employment is terminated by reason of the Executive's death or Disability during the Employment Period, the Company shall pay to the Executive, or in the cause of the Executive's death, to the Executive's designated beneficiaries (or, if there is no such beneficiary, to the Executive's estate or legal representative) in a lump sum in cash within 30 days after the Date of Termination, the sum of the following amounts (the "Accrued Obligations"): (1) any portion of the Executive's Annual Base Salary through the Date of Termination that has not yet been paid; (2) an amount representing the target Incentive Compensation for the year that includes the Date of Termination, computed by assuming that the amount of all such target Incentive Compensation would be equal to the amount of such target Incentive Compensation that the Executive would have been eligible to earn for such period, and multiplying that amount by a fraction, the numerator of which is the number of days in such period through the Date of Termination, and the denominator of which is the total number of days in the relevant period; (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) that has not yet been paid; and (4) any accrued but unpaid Incentive Compensation and vacation pay; and the Company shall have no further obligations under this Agreement, except as specified in Section 6 below. If the Executive's employment is terminated by reason of Disability, he shall be entitled to receive the maximum disability payments which can be provided under the disability plans described in Section 3(c)(iii), reduced, however, by actual disability benefits received under such plans.

            (c) By the Company for Cause; by the Executive other than for Good Reason. If the Executive's employment is terminated by the Company for Cause during the Employment Period, the Company shall pay the Executive the Annual Base Salary through the Date of Termination and the amount of any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon), in each case to the extent not yet paid, and the Company shall have no further obligations under this Agreement, except as specified in
Section 6 below. If the Executive voluntarily terminates employment during the Employment Period, other than for Good Reason, the Company shall pay the Accrued Obligations to the Executive in a lump sum in cash within 30 days of the Date of Termination, and the Company shall have no further obligations under this Agreement, except as specified in Section 6 below.

6. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies for which the Executive may qualify, nor, subject to paragraph (f) of Section 12, shall anything in this Agreement limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Vested benefits and other amounts that the Executive is otherwise entitled to receive under the SERP or any other plan, policy, practice or program of, or any contract or agreement with, the Company or any of its affiliated companies on or after the Date of Termination shall be payable in accordance with the terms of each such plan, policy, practice, program, contract or agreement, as the case may be, except as explicitly modified by this Agreement.

7. Full Settlement. The Company's obligation to make the payments provided for in, and otherwise to perform its obligations under this Agreement shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action that the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and, except as specifically provided in paragraph (a) of Section 5 with respect to benefits described in clause (B) of paragraph (c)(iii) of Section 3, such amounts shall not be reduced, regardless of whether the Executive obtains other employment.

8.    Non-Competition Provision and Confidential Information.

            (a) Without the prior written consent of the Company, while actively employed, and if and only if the Executive becomes entitled to receive severance benefits pursuant to Section 5(a) hereof, for 24 months following the termination of the Executive's employment, the Executive shall not, as a shareholder, officer, director, partner, consultant, or otherwise, engage directly or indirectly in any business or enterprise which is "in competition" with the Company or its successors or assigns; provided, however, that the Executive's ownership of less than five percent of the issued and outstanding voting securities of a publicly-traded company shall not be deemed to constitute such competition. A business or enterprise is deemed to be "in competition" if it is engaged in the business of generation, purchase, transmission, distribution, or sale of electricity, or in the purchase, transmission, distribution, sale or transportation of natural gas within the States of Colorado, Kansas, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wisconsin or Wyoming.

            (b) The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses that the Executive obtains during the Executive's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Executive's violation of this Section 8) ("Confidential Information"). The Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after the Executive's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. In no event shall any asserted violation of the provisions of this Section 8 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

9. Certain Additional Payments by the Company.

            (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined with regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes) including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

            (b) Subject to the provisions of paragraph (c) of this Section 9, all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Arthur Andersen LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment") consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to paragraph (c) of this Section 9 and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

            (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                  (i) give the Company any information reasonably requested by the Company relating to such claim;

                  (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company;

                  (iii) cooperate with the Company in good faith in order effectively to contest such claim; and

                  (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this paragraph (c) of Section 9, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine, provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

            (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to paragraph (c) of this Section 9, the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of paragraph (c) of this Section 9) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If after the receipt by the Executive of an amount advanced by the Company pursuant to paragraph (c) of this Section 9, a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10. Attorney's Fees. The Company agrees to pay, as incurred, to the fullest extent permitted by law, all legal fees and expenses that the Executive may reasonably incur as a result of any contest regardless of the outcome by the Company, the Executive or others of the validity or enforceability of or liability under or otherwise involving, any provision of this Agreement, together with interest on any delayed payment at the applicable federal rate provided for in Section 7872(f)(2)(A) of the Code.

11.   Successors.

            (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

            (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

            (c) The Company  shall  require  any  successor  (whether  direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would have been required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean both the Company as defined above and any such successor that assumes and agrees to perform this Agreement, by operation of law or otherwise.

12.   Miscellaneous.

            (a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Minnesota, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force and effect. This Agreement may not be amended or modified except by a written agreement executed by the parties hereto or their respective successors and legal representatives.

            (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

      If to the Executive:    Wayne H. Brunetti




      If to the Company:      Northern States Power Company
                              414 Nicollet Mall
                              Minneapolis, Minnesota 55401
                              Attention: General Counsel

or to such other address as either party furnishes to the other in writing in accordance with this paragraph (b) of Section 12. Notices and communications shall be effective when actually received by the addressee.

            (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law.

            (d) Notwithstanding any other provision of this Agreement, the Company may withhold from amounts payable under this Agreement all federal, state, local and foreign taxes that are required to be withheld by applicable laws or regulations.

            (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of, or to assert any right under, this Agreement (including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to paragraph (c) of Section 4 of this Agreement) shall not be deemed to be a waiver of such provision or right or of any other provision of or right under this Agreement.

            (f) The Executive and the Company acknowledge that this Agreement supersedes and terminates any other severance and employment agreements between the Executive and the Company, NCE and their respective affiliates, except as specifically provided in Section 1 hereof. Without limiting the generality of the foregoing, the Executive hereby expressly waived any right that he might otherwise have to receive any payments or benefits under the Severance Policies.

            (g) The rights and benefits of the Executive under this Agreement may not be anticipated, assigned, alienated or subject to attachment, garnishment, levy, execution or other legal or equitable process except as required by law. Any attempt by the Executive to anticipate, alienate, assign, sell, transfer, pledge, encumber or charge the same shall be void. Payments hereunder shall not be considered assets of the Executive in the event of insolvency or bankruptcy.

            (h) This Agreement may be executed in several counterparts, each of which shall be deemed an original, and said counterparts shall constitute but one and the same instrument.

            IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization of their respective Boards of Directors, the Company and NCE have caused this Agreement to be executed in their names on their behalf, all as of the day and year first above written.



                                          /s/Wayne H. Brunetti
                                       ---------------------------
                                       Wayne H. Brunetti


                                       NORTHERN STATES POWER COMPANY



                                       By:  /s/ Grant P. Butts
                                            Name:  Grant P. Butts
                                            Title: VP-Human Resources


                                       NEW CENTURY ENERGIES, INC.


                                       By:  /s/Bill D. Helton
                                            Name:  Bill D. Helton
                                            Title: Chairman and
                                                   Chief Executive Officer