Form 10-Q
period 1999-06-30
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 1999-08-16
CIK 1004858, 81018, 92521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On August 13, 1999, 115,254,671 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $3,788,997,309.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                                Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.Financial Statements ............................................    1

Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................   39


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..............................................   59

Item 6.  Exhibits and Reports on Form 8-K...............................   59








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

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
AEP......................................................American Electric Power
CERCLA......Comprehensive Environmental Response, Compensation and Liability Act
Cheyenne..................................Cheyenne Light, Fuel and Power Company
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court....District Court in and for the City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
Dth....................................................................Dekatherm
ECA.......................................................Energy Cost Adjustment
EPA.........................................U.S. Environmental Protection Agency
e prime...........................................e prime, inc. and subsidiaries
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain.......................Fort St. Vrain Electric Generating Station,
                                           formerly a nuclear generating station
Fuelco..........Fuel Resources Development Co., a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
IRS.....................................................Internal Revenue Service
Kwh................................................................kilowatt-hour
PSCo/SPS Merger........................business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE or Company........................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NCI..............................................New Century International, Inc.
NMPRC .................................. New Mexico Public Regulation Commission
NOx...............................................................Nitrogen Oxide
NSP................................................Northern States Power Company
PCB.....................................................Polychlorinated Biphenyl
PSCo..........................................Public Service Company of Colorado
PSRI.......................................................PSR Investments, Inc.
PUHCA.....................Public Utility Holding Company Act of 1935, as amended
PRPs.............................................Potentially Responsible Parties
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71....................Statement of Financial Accounting Standards No. 71 -
                    "Accounting for the Effects of Certain Types of Regulation"
SFAS 112..................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121..................Statement of Financial Accounting Standards No. 121 -
                    "Accounting for the Impairment of Long-Lived Assets and
                     Long-Lived Assets to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.
Y2K....................................................................Year 2000
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS

                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----
Property, plant and equipment, at cost:
   Electric ..........................................   $7,357,881  $7,097,070
   Gas................................................    1,281,283   1,210,605
   Steam and other....................................      117,647     111,620
   Common to all departments..........................      470,895     423,287
   Construction in progress...........................      278,083     391,100
                                                            -------     -------
                                                          9,505,789   9,233,682
   Less: accumulated depreciation ....................    3,471,139   3,351,659
                                                          ---------   ---------
     Total property, plant and equipment..............    6,034,650   5,882,023
                                                          ---------   ---------



Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated subsidiaries (Note 3).............      340,142     340,874
   Other..............................................       77,757      64,562
                                                            -------      ------
    Total investments.................................      417,899     405,436
                                                            -------     -------


Current assets:
   Cash and temporary cash investments................       72,157      56,667
   Accounts receivable, less reserve for uncollectible
     accounts ($4,353 at June 30, 1999; $4,842 at
     December 31, 1998)...............................      312,056     319,145
   Accrued unbilled revenues..........................      120,486     130,455
   Recoverable purchased gas and electric energy costs        6,092      66,154
   Materials and supplies, at average cost............       74,541      69,298
   Fuel inventory, at average cost....................       32,022      24,653
   Gas in underground storage, at cost (LIFO).........       21,592      52,624
   Prepaid expenses and other.........................       74,585      83,561
                                                            -------      ------
    Total current assets..............................      713,531     802,557
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      362,221     381,632
   Unamortized debt expense...........................       27,885      27,408
   Other..............................................      198,544     172,908
                                                            -------     -------
    Total deferred charges............................      588,650     581,948
                                                            -------     -------
                                                         $7,754,730  $7,671,964
                                                         ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                             CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----

Common stock..........................................   $1,896,515  $1,866,386
Retained earnings.....................................      757,396     740,677
Accumulated other comprehensive income (Note 1).......       (9,410)      7,764
                                                            -------      ------
    Total common equity...............................    2,644,501   2,614,827

PSCo and SPS obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely
 subordinated debentures of PSCo and SPS (Note 7).....      294,000     294,000
Long-term debt of subsidiaries .......................    2,126,729   2,205,545
                                                          ---------   ---------
                                                          5,065,230   5,114,372
                                                          ---------   ---------

Noncurrent liabilities:
 Employees' postretirement benefits other than pensions      63,840      61,732
 Employees' postemployment benefits ................         31,343      31,326
                                                             ------      ------
    Total noncurrent liabilities......................       95,183      93,058
                                                             ------      ------

Current liabilities:
 Notes payable and commercial paper ................        544,097     524,394
 Long-term debt due within one year.................        308,972     138,165
 Accounts payable...................................        269,152     285,080
 Dividends payable..................................         69,707      69,271
 Recovered electric energy costs....................         13,907      18,760
 Customers' deposits................................         30,919      30,793
 Accrued taxes......................................         26,589      85,384
 Accrued interest...................................         56,734      50,229
 Other..............................................        119,687     122,747
                                                            -------     -------
    Total current liabilities.........................    1,439,764   1,324,823
                                                          ---------   ---------

Deferred credits:
 Customers' advances for construction...............         57,194      55,400
 Unamortized investment tax credits ................         98,374     100,925
 Accumulated deferred income taxes..................        961,362     947,247
 Other..............................................         37,623      36,139
                                                            -------      ------
    Total deferred credits............................    1,154,553   1,139,711
                                                          ---------   ---------

Commitments and contingencies (Notes 4 and 5).........   ----------  ----------
                                                         $7,754,730  $7,671,964
                                                         ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                            Three Months Ended
                                                                 June 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................     $607,277   $ 642,812
   Gas................................................      173,172     166,421
   Other..............................................       20,385      21,726
                                                            -------     ------
                                                            800,834     830,959

Operating expenses:
  Fuel used in generation............................       152,857     171,280
  Purchased power....................................       130,635     137,240
  Cost of gas sold...................................       114,502     112,689
  Other operating and maintenance expenses-regulated.       137,040     139,075
  Other operating and maintenance expenses-nonregulated      28,308      23,892
  Depreciation and amortization......................        69,895      67,074
  Taxes (other than income taxes) ...................        37,477      33,043
                                                            -------      ------
                                                            670,714     684,293
                                                            -------     -------
Operating income......................................      130,120     146,666

Other income and deductions:
  Equity in earnings (losses) of Yorkshire Power and
   other unconsolidated subsidiaries (Note 3).........       (2,787)     (7,569)
   Miscellaneous income and deductions - net..........       (2,609)      1,023
                                                             ------      ------
                                                             (5,396)     (6,546)

Interest charges and preferred dividends of subsidiaries:
  Interest on long-term debt.........................        43,942      42,718
  Other interest.....................................         7,362       8,958
  Allowance for borrowed funds used during construction      (2,611)     (4,415)
  Dividends on PSCo and SPS obligated mandatorily
   redeemable preferred securities of subsidiary
   trusts holding solely subordinated debentures of
   PSCo and SPS ......................................        5,762       4,073
  Dividend requirements on preferred stock of
   subsidiaries ......................................            -       2,403
                                                               ----       -----
                                                             54,455      53,737

Income before income taxes............................       70,269      86,383
Income taxes..........................................       21,034      29,790
                                                            -------      ------
Net income............................................      $49,235     $56,593
                                                            =======     =======

Weighted average common shares outstanding:
  Basic..............................................       115,080     111,372
  Diluted............................................       115,103     111,528

Basic and diluted earnings per share of common stock
  outstanding .......................................        $ 0.43      $ 0.50
                                                             ======      ======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                              1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................   $1,201,808  $1,227,658
   Gas................................................      478,307     477,783
   Other..............................................       35,414      41,535
                                                            -------      ------
                                                          1,715,529   1,746,976

Operating expenses:
   Fuel used in generation............................      286,706     312,199
   Purchased power....................................      257,879     270,962
   Cost of gas sold...................................      333,581     329,256
   Other operating and maintenance expenses-regulated.      266,466     268,680
   Other operating and maintenance expenses-nonregulated     48,991      41,968
   Depreciation and amortization......................      139,397     129,492
   Taxes (other than income taxes) ...................       75,097      65,916
                                                            -------      ------
                                                          1,408,117   1,418,473
                                                          ---------   ---------
Operating income......................................      307,412     328,503

Other income and deductions:
   Equity in earnings (losses) of Yorkshire Power and
    other unconsolidated subsidiaries (Note 3)........       13,024      (3,817)
   Miscellaneous income and deductions - net..........       (6,151)     (1,945)
                                                            -------      ------
                                                              6,873      (5,762)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................       85,352      83,191
   Other interest.....................................       14,251      17,452
   Allowance for borrowed funds used during construction     (5,527)     (8,921)
   Dividends on PSCo and SPS obligated mandatorily
    redeemable  preferred securities of subsidiary
    trusts holding solely subordinated debentures of
    PSCo and SPS .....................................       11,525       6,036
   Dividend requirements on preferred stock of
    subsidiaries                                                  -       5,332
                                                               ----       -----
                                                            105,601     103,090

Income before income taxes............................      208,684     219,651
Income taxes..........................................       58,149      76,909
                                                            -------      ------
Net income............................................     $150,535    $142,742
                                                           ========    ========

Weighted average common shares outstanding:
   Basic..............................................      114,881     111,174
   Diluted............................................      114,916     111,332

Basic and diluted earnings per share of common stock
  outstanding ........................................       $ 1.31      $ 1.28
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

                           NEW CENTURY ENERGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................       $150,535  $142,742
   Adjustments to reconcile net income to net cash
     provided  by  operating activities:
     Depreciation and amortization....................        145,934   134,512
     Amortization of investment tax credits...........         (2,551)   (2,558)
     Deferred income taxes............................         15,003     4,598
     Equity in earnings of Yorkshire Power and other
      unconsolidated subsidiaries, net ...............        (13,024)    3,817
     Allowance for equity funds used during construction         (827)        -
     Change in accounts receivable....................          7,089    12,845
     Change in inventories............................         18,420    19,184
     Change in other current assets...................         82,069    52,508
     Change in accounts payable.......................        (15,928)  (58,842)
     Change in other current liabilities..............        (52,103)   (4,727)
     Change in deferred amounts.......................        (22,186)   53,688
     Change in noncurrent liabilities.................          2,124     4,959
     Other............................................             84        45
                                                              -------   -------
       Net cash provided by operating activities......        314,639   362,771

Investing activities:
   Construction expenditures..........................       (287,650) (261,302)
   Allowance for equity funds used during construction            827         -
   Proceeds from disposition of property, plant
     and equipment ...................................            512     2,848
   Acquisition of subsidiary, net of cash acquired (Note 3)         -   (13,725)
   Purchase of other investments......................        (11,809)   (2,014)
   Sale of other investments..........................          2,402     3,426
                                                              -------   -------
       Net cash used in investing activities..........       (295,718) (270,767)

Financing activities:
   Proceeds from sale of common stock.................         20,532    23,976
   Proceeds from sale of PSCo obligated mandatorily
     redeemable preferred securities .................              -   194,000
   Proceeds from sale of long-term debt...............        156,488   248,380
   Redemption of long-term debt.......................        (66,774)  (80,392)
   Short-term borrowings - net........................         19,702  (134,281)
   Redemption of preferred stock (Note 1).............              -  (181,824)
   Dividends on common stock..........................       (133,379) (126,905)
                                                             --------  --------
       Net cash used in financing activities..........         (3,431)  (57,046)
                                                              -------   -------
       Net increase in cash and temporary
         cash investments ............................         15,490    34,958
       Cash and temporary cash investments at beginning
         of period ...................................         56,667    72,623
                                                               ------    ------
       Cash and temporary cash investments at end
         of period ...................................       $ 72,157  $107,581
                                                             ========  ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                (Thousands of Dollars, Except Share Information)

                                                                                          Accumulated
                                  Common Stock, $1 par value      Paid                      Other
                                  --------------------------       in        Retained     Comprehensive
                                     Shares      Amount          Capital     Earnings       Income           Total
                                     ------      ------          -------     --------       ------           -----
Balance at March 31, 1998        111,239,530    $  111,240   $1,604,912     $ 680,666     $ 9,402        $2,406,220
Comprehensive income (Note 1):
  Net income..........                     -             -            -        56,593           -            56,593
  Foreign currency translation
   adjustment.........                     -             -            -             -      (3,778)           (3,778)
                                                                                                           --------
      Comprehensive income                                                                                   52,815

Dividends declared on common stock         -             -            -       (64,541)          -           (64,541)
Issuance of common stock             252,388           252       10,877             -           -            11,129
                                     -------       -------      -------       -------     -------            ------

Balance at June 30,1998          111,491,918    $  111,492   $1,615,789     $ 672,718     $ 5,624        $2,405,623
                               =============    ==========   ==========     =========     =======        ==========


Balance at March 31, 1999        114,924,982    $  114,925   $1,769,762     $ 775,016     $(2,856)       $2,656,847
Comprehensive income (Note 1):
  Net income..........                     -             -            -        49,235           -            49,235
  Foreign currency translation
   adjustment.........                     -             -            -             -      (6,554)           (6,554)
                                                                                                            -------
      Comprehensive income                                                                                   42,681

Dividends declared on common stock         -             -            -       (66,855)          -           (66,855)
Issuance of common stock             317,286           317       11,511             -           -            11,828
                                     -------       -------      -------       -------      ------            ------

Balance at June 30,1999          115,242,268    $  115,242   $1,781,273     $ 757,396     $(9,410)       $2,644,501
                               =============    ==========   ==========     =========     =======        ==========

Authorized shares of common stock were 260 million at June 30, 1999 and 1998.

      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                (Thousands of Dollars, Except Share Information)

                                                                                          Accumulated
                                  Common Stock, $1 par value      Paid                      Other
                                  --------------------------       in        Retained     Comprehensive
                                     Shares      Amount          Capital     Earnings       Income           Total
                                     ------      ------          -------     --------       ------           -----
Balance at December 31, 1997     110,749,301    $  110,749   $1,583,446     $ 659,050     $  4,142       $2,357,387
Comprehensive income (Note 1):
  Net income..........                     -             -            -       142,742            -          142,742
  Foreign currency translation
   adjustment.........                     -             -            -             -        1,482            1,482
                                                                                                              -----
      Comprehensive income                                                                                  144,224

Dividends declared on common stock         -             -            -      (129,074)           -         (129,074)
Issuance of common stock             742,617           743       32,343             -            -           33,086
                                     -------       -------       ------       -------      -------           ------

Balance at June 30,1998          111,491,918    $  111,492   $1,615,789     $ 672,718     $  5,624       $2,405,623
                                 ===========    ==========   ==========     =========     ========       ==========


Balance at December 31, 1998     114,490,772    $  114,491   $1,751,895     $ 740,677     $  7,764       $2,614,827
Comprehensive income (Note 1):
  Net income..........                     -             -            -       150,535            -          150,535
  Foreign currency translation
   adjustment.........                     -             -            -             -      (17,174)         (17,174)
                                                                                                            -------
      Comprehensive income                                                                                  133,361

Dividends declared on common stock         -             -            -      (133,517)           -         (133,517)
Issuance of common stock             751,496           751       29,079             -            -           29,830
                                     -------           ---       ------       -------      -------           ------

Balance at June 30,1999          115,242,268    $  115,242   $1,780,974     $ 757,695     $ (9,410)      $2,644,501
                               =============    ==========   ==========     =========     ========       ==========


Authorized shares of common stock were 260 million at June 30, 1999 and 1998.

      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                         June 30,   December 31,
                                                           1999       1998
                                                           ----       ----
Property, plant and equipment, at cost:
   Electric ..........................................   $4,543,488  $4,369,134
   Gas................................................    1,239,871   1,171,198
   Steam and other....................................       68,954      71,986
   Common to all departments..........................      465,942     418,484
   Construction in progress...........................      181,441     264,752
                                                            -------     -------
                                                          6,499,696   6,295,554
   Less: accumulated depreciation ....................    2,330,909   2,241,165
                                                          ---------   ---------
     Total property, plant and equipment..............    4,168,787   4,054,389
                                                          ---------   ---------

Investments, at cost:
   Note receivable from affiliate (Note 3)............      192,620     192,620
   Other..............................................       22,783      22,664
                                                            -------      ------
    Total investments.................................      215,403     215,284
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................       38,570      19,926
   Accounts receivable, less reserve for uncollectible
     accounts ($2,343 at June 30,1999; $2,254 at
     December 31, 1998) ...... .......................      155,377     172,587
   Accrued unbilled revenues .........................       85,603     119,856
   Recoverable purchased gas and electric energy costs        5,359      62,761
   Materials and supplies, at average cost............       52,415      47,881
   Fuel inventory, at average cost....................       29,730      22,361
   Gas in underground storage, at cost (LIFO).........       21,147      51,779
   Prepaid expenses and other.........................       35,659      46,523
                                                             ------      ------
    Total current assets..............................      423,860     543,674
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      253,199     269,112
   Unamortized debt expense ..........................       18,030      17,874
   Other..............................................       82,692      77,303
                                                            -------      ------
    Total deferred charges............................      353,921     364,289
                                                            -------     -------
                                                         $5,161,971  $5,177,636
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                         June 30,   December 31,
                                                           1999         1998
                                                           ----         ----


Common stock..........................................   $1,302,119  $1,302,119
Retained earnings.....................................      334,883     325,213
                                                            -------     -------
    Total common equity...............................    1,637,002   1,627,332

PSCo obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of PSCo (Note 7) ............      194,000     194,000
Long-term debt........................................    1,452,564   1,643,130
                                                          ---------   ---------
                                                          3,283,566   3,464,462

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions    56,511      55,537
   Employees' postemployment benefits.................       27,195      27,195
                                                            -------     -------
    Total noncurrent liabilities......................       83,706      82,732
                                                            -------     -------

Current liabilities:
   Notes payable and commercial paper.................      460,025     402,795
   Long-term debt due within one year.................      217,532      44,481
   Accounts payable...................................      195,933     226,712
   Dividends payable..................................       44,575      46,461
   Recovered electric energy costs....................        6,850           -
   Customers' deposits................................       23,914      23,902
   Accrued taxes......................................       21,465      57,848
   Accrued interest...................................       39,344      36,729
   Current portion of accumulated deferred income taxes           -       8,142
   Other..............................................       67,283      68,729
                                                            -------      ------
    Total current liabilities.........................    1,076,921     915,799
                                                          ---------     -------

Deferred credits:
   Customers' advances for construction...............       55,998      54,260
   Unamortized investment tax credits ................       92,071      94,459
   Accumulated deferred income taxes..................      546,373     538,581
   Other..............................................       23,336      27,343
                                                            -------     -------
    Total deferred credits............................      717,778     714,643
                                                            -------     -------

Commitments and contingencies (Notes 4 and 5).........   ----------  ----------
                                                         $5,161,971  $5,177,636
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                             1999         1998
                                                             ----         ----

Operating revenues:
   Electric...........................................       $373,690  $369,940
   Gas................................................        140,895   133,170
   Other..............................................          1,580     1,488
                                                              -------   -------
                                                              516,165   504,598

Operating expenses:
   Fuel used in generation............................         54,882    49,554
   Purchased power....................................        111,963   123,874
   Gas purchased for resale...........................         87,721    84,058
   Other operating and maintenance expenses...........        102,037   102,564
   Depreciation and amortization......................         48,822    46,795
   Taxes (other than income taxes) ...................         23,595    20,937
   Income taxes  .....................................         14,768    13,550
                                                              -------   -------
                                                              443,788   441,332
                                                              -------   -------
Operating income......................................         72,377    63,266

Other income and deductions - net.....................            831     1,968

Interest charges:
   Interest on long-term debt.........................         29,908    30,688
   Other interest.....................................          6,741     4,498
   Allowance for borrowed funds used during construction       (2,061)   (2,971)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 7)            3,800     2,111
                                                                -----     -----
                                                               38,388    34,326
                                                               ------    ------

Net income............................................         34,820    30,908
Dividend requirements and redemption premium on
 preferred stock .....................................              -     2,403
                                                              -------     -----
Earnings available for common stock...................        $34,820   $28,505
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                             1999         1998
                                                             ----         ----

Operating revenues:
   Electric...........................................    $  755,012 $  745,386
   Gas................................................       395,066    398,653
   Other..............................................         4,957      5,201
                                                             -------    -------
                                                           1,155,035  1,149,240

Operating expenses:
   Fuel used in generation............................       106,747    100,183
   Purchased power....................................       226,190    247,931
   Gas purchased for resale...........................       260,562    260,540
   Other operating and maintenance expenses...........       196,548    196,509
   Depreciation and amortization......................        97,362     89,691
   Taxes (other than income taxes) ...................        47,082     40,906
   Income taxes  .....................................        43,982     50,368
                                                             -------    -------
                                                             978,473    986,128
                                                             -------    -------
Operating income......................................       176,562    163,112

Other income and deductions:
   Equity earnings in Yorkshire Power (Note 2)........             -      3,446
   Miscellaneous income and deductions - net..........          (735)      (917)
                                                                ----       ----
                                                                (735)     2,529

Interest charges:
   Interest on long-term debt.........................         59,791    59,266
   Other interest.....................................         11,961    10,151
   Allowance for borrowed funds used during construction       (4,284)   (5,692)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 7)            7,600     2,111
                                                                -----     -----
                                                               75,068    65,836
                                                               ------    ------

Net income............................................        100,759    99,805
Dividend requirements and redemption premium on
 preferred stock .....................................              -     5,332
                                                               ------     -----
Earnings available for common stock...................       $100,759   $94,473
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                             1999         1998
                                                             ----         ----

Operating activities:
   Net income.........................................       $100,759   $99,805
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        100,369    92,182
     Amortization of investment tax credits...........         (2,388)   (2,394)
     Deferred income taxes............................          4,735       (63)
     Equity in earnings of Yorkshire Power............              -    (3,446)
     Change in accounts receivable....................         17,210    46,847
     Change in inventories............................         18,729    20,140
     Change in other current assets...................        102,519    58,282
     Change in accounts payable.......................        (30,778)  (53,082)
     Change in other current liabilities..............        (28,353)  (18,643)
     Change in deferred amounts.......................         (6,977)  (20,083)
     Change in noncurrent liabilities.................            974     2,268
                                                              -------   -------
       Net cash provided by operating activities......        276,799   221,813

Investing activities:
   Construction expenditures..........................       (215,940) (213,677)
   Proceeds from disposition of property, plant
     and equipment ...................................         12,467     4,808
   Purchase of other investments......................         (2,481)   (2,172)
   Sale of other investments..........................          2,361     3,145
                                                              -------     -----
       Net cash used in investing activities..........       (203,593) (207,896)

Financing activities:
   Proceeds from the sale of PSCo obligated mandatorily
    redeemable preferred securities ..................              -   194,000
   Proceeds from the sale of long-term debt...........         47,666   248,130
   Redemption of long-term debt.......................        (66,482)  (80,111)
   Short-term borrowings - net........................         57,230  (102,069)
   Dividends on common stock..........................        (92,976)  (80,959)
   Redemption of preferred stock (Note 7).............              -  (181,824)
   Dividends and redemption premium on preferred
     stock (Note 7) ..................................              -    (8,261)
                                                                  ---    ------
       Net cash used in financing activities..........        (54,562)  (11,094)
                                                              -------   -------
       Net increase in cash and temporary cash
         investments .................................         18,644     2,823
       Cash and temporary cash investments at
         beginning of period .........................         19,926    18,909
                                                               ------    ------
       Cash and temporary cash investments at
         end of period ...............................       $ 38,570  $ 21,732
                                                             ========  ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                          June 30,  December 31,
                                                            1999         1998
                                                            ----         ----

Property, plant and equipment, at cost:
   Electric...........................................    $2,750,574 $2,665,115
   Construction in progress...........................        91,488    121,407
                                                              ------    -------
                                                           2,842,062  2,786,522
   Less: accumulated depreciation.....................     1,086,562  1,057,183
                                                           ---------  ---------
    Total property, plant and equipment...............     1,755,500  1,729,339
                                                           ---------  ---------


Investments, at cost:
   Notes receivable from affiliate....................       119,036    119,036
   Other..............................................         5,700      5,591
                                                             -------    -------
    Total investments.................................       124,736    124,627
                                                             -------    -------

Current assets:
   Cash and temporary cash investments................         6,895      1,350
   Accounts receivable, less reserve for uncollectible
     accounts ($1,314 at June 30,1999; $1,695 at
     December 31, 1998)...............................        74,313     76,190
   Accrued unbilled revenues..........................        34,107      9,373
   Materials and supplies, at average cost............        17,544     16,970
   Fuel inventory, at average cost....................         2,292      2,293
   Current portion of accumulated deferred income taxes        3,062      6,113
   Prepaid expenses and other.........................         2,540      5,248
                                                             -------    -------
    Total current assets..............................       140,753    117,537
                                                             -------    -------

Deferred charges:
   Regulatory assets (Note 1).........................       108,555    111,971
   Unamortized debt expense...........................         8,970      8,767
   Other..............................................        53,262     37,623
                                                             -------    -------
    Total deferred charges............................       170,787    158,361
                                                             -------    -------
                                                          $2,191,776 $2,129,864
                                                          ========== ==========



          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1999         1998
                                                            ----         ----

Common stock..........................................      $348,402  $ 348,402
Retained earnings.....................................       393,676    389,818
                                                             -------    -------
    Total common equity...............................       742,078    738,220

SPS obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS (Note 7) .............       100,000    100,000
Long-term debt........................................       630,531    530,618
                                                             -------    -------
                                                           1,472,609  1,368,838
                                                           ---------  ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions      6,926      5,941
   Employees' postemployment benefits.................         3,587      3,571
                                                             -------    -------
    Total noncurrent liabilities......................        10,513      9,512
                                                             -------    -------

Current liabilities:
   Notes payable and commercial paper.................        49,697     85,162
   Note payable to affiliate..........................         9,000      9,000
   Long-term debt due within one year.................        90,113     90,113
   Accounts payable...................................        77,243     64,275
   Dividends payable..................................        22,343     20,007
   Recovered electric energy costs....................         7,057     18,760
   Customers' deposits................................         6,213      5,904
   Accrued taxes......................................        18,081     37,646
   Accrued interest...................................        14,995     12,273
   Other..............................................        21,682     18,011
                                                             -------    -------
    Total current liabilities.........................       316,424    361,151
                                                             -------    -------

Deferred credits:
   Unamortized investment tax credits.................         5,094      5,219
   Accumulated deferred income taxes..................       382,831    380,655
   Other..............................................         4,305      4,489
                                                             -------    -------
    Total deferred credits............................       392,230    390,363
                                                             -------    -------

Commitments and contingencies (Notes 4 and 5).........    ---------- ----------
                                                          $2,191,776 $2,129,864
                                                          ==========  =========



          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues....................................       $224,114  $264,006

Operating expenses:
   Fuel used in generation............................         97,975   121,725
   Purchased power....................................         11,404     7,079
   Other operating & maintenance expenses.............         33,858    35,065
   Depreciation and amortization......................         18,435    17,761
   Taxes (other than income taxes)....................         12,487    11,328
   Income taxes.......................................         13,483    21,729
                                                              -------   -------
                                                              187,642   214,687
                                                              -------   -------
Operating income......................................         36,472    49,319

Other income and deductions - net.....................          2,380     2,263

Interest charges:
   Interest on long-term debt.........................         13,639    11,597
   Other interest.....................................            960     2,533
   Allowance for borrowed funds used during construction         (544)   (1,427)
   Dividends on SPS obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of SPS ............          1,962     1,962
                                                                -----     -----
                                                               16,017    14,665
                                                               ------    ------

Net income............................................        $22,835   $36,917
                                                              =======   =======


          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues....................................       $426,666  $463,738

Operating expenses:
   Fuel used in generation............................        180,028   212,015
   Purchased power....................................         16,509     9,720
   Other operating & maintenance expenses.............         67,662    69,461
   Depreciation and amortization......................         36,907    35,537
   Taxes (other than income taxes) ...................         25,871    23,393
   Income taxes ......................................         27,848    32,954
                                                              -------   -------
                                                              354,825   383,080
                                                              -------   -------
Operating income......................................         71,841    80,658

Other income and deductions - net.....................          4,460     3,338

Interest charges:
   Interest on long-term debt.........................         24,834    23,101
   Other interest.....................................          2,549     5,112
   Allowance for borrowed funds used during construction       (1,233)   (3,198)
   Dividends on SPS obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of SPS ...........           3,925     3,925
                                                                -----     -----
                                                               30,075    28,940

Net income............................................        $46,226   $55,056
                                                              =======   =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................        $46,226  $55,056
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         38,713   37,703
     Amortization of investment tax credits...........           (125)    (125)
     Deferred income taxes............................          6,102    1,384
     Allowance for funds used during construction.....           (829)       -
     Change in accounts receivable....................          1,877   (8,030)
     Change in inventories............................           (573)    (695)
     Change in other current assets...................        (22,026)    (734)
     Change in accounts payable.......................         12,968  (34,457)
     Change in other current liabilities..............        (24,566) (11,189)
     Change in deferred amounts.......................        (14,291)  70,005
     Change in noncurrent liabilities.................          1,001     (855)
                                                              -------  -------
       Net cash provided by operating activities......         44,477  108,063

Investing activities:
   Construction expenditures..........................        (61,840) (43,184)
   Allowance for equity funds used during construction            829        -
   Cost of disposition of property, plant and equipment        (2,162)  (1,830)
   Purchase of other investments......................           (109)    (126)
                                                              -------  -------
       Net cash used in investing activities..........        (63,282) (45,140)

Financing activities:
   Proceeds from sale of long-term debt...............         99,846        -
   Redemption of long-term debt.......................              -      (57)
   Short-term borrowings - net........................        (35,465)  (9,872)
   Dividends on common stock..........................        (40,031) (47,548)
                                                              -------  -------
       Net cash used in financing activities..........         24,350  (57,477)
                                                              -------  -------
       Net increase in cash and temporary cash
         investments .................................          5,545    5,446
       Cash and temporary cash investments at
         beginning of period .........................          1,350      986
                                                              -------    -----
       Cash and temporary cash investments at
         end of period ...............................       $  6,895  $ 6,432
                                                             ========  =======



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

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. Accounting under SFAS 71 is appropriate as long as: rates are established by or subject to approval by independent, third party regulators; rates are designed to recover an enterprise's cost-of-service; and in view of the demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers.

      While deregulation legislation has been enacted in certain states where SPS operates (see Note 4. Regulatory Matters), the Company currently believes its utility subsidiaries will continue to be subject to rate regulation. In the event that a portion of a subsidiaries' operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could separately have a material adverse effect on NCE's, PSCo's and/or SPS's financial position, results of operations or cash flows.

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

June 30, 1999                               NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $142,520      $ 64,784       $ 78,241
Nuclear decommissioning costs.......        65,125        65,125              -
Employees' postretirement benefits
  other than pensions...............        55,336        52,516          2,820
Employees' postemployment benefits..        24,647        24,224              -
Demand-side management costs........        34,171        29,379          4,792
Unamortized debt reacquisition costs        31,819        15,230         16,040
Other...............................         8,603         1,941          6,662
                                            ------        ------         ------
  Total.............................      $362,221      $253,199       $108,555
                                          ========      ========       ========

December 31, 1998                           NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $148,499       $ 69,868      $ 79,116
Nuclear decommissioning costs.......        69,490         69,490             -
Employees' postretirement benefits
  other than pensions...............        57,350         54,461         2,889
Employees' postemployment benefits..        24,888         24,416             -
Demand-side management costs........        37,160         31,984         5,176
Unamortized debt reacquisition costs        33,138         15,769        16,808
Other...............................        11,107          3,124         7,982
                                            ------         ------         ------
  Total.............................      $381,632       $269,112      $111,971
                                          ========       ========      ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of June 30, 1999 and December 31, 1998 are reflected in rates charged to customers. The recovery of regulatory assets over the next three years is estimated to exceed $130 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein and in the NCE, PSCo and SPS 1998 Annual Report on Form 10-K for a more detailed discussion regarding recovery periods.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual electric department earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of the postemployment benefits cost regulatory asset totaling approximately $15 million over three years. In December 1998, the CPUC approved a settlement agreement on this matter, which deferred the final determination of the regulatory treatment of these costs pending the outcome of the current appeal of the decision on PSCo's gas rate case. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written off (see Note 4. Regulatory Matters). PSCo is recovering the FERC jurisdictional portion of postemployment benefits costs.

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

Non-utility Subsidiaries and International Investments

      The Company's non-utility subsidiaries are principally involved in energy-related businesses including the following: engineering, design and construction management, energy marketing and trading, non-regulated energy services, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to applicable regulation in the countries in which such investments are made (see Note 3. Investment in Yorkshire Power). Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenues, costs and expenses, which are translated at average current rates during each reporting period.

Consolidation and Financial Statement Presentation

      The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in income from its unconsolidated investments accounted for under the equity method of accounting. All intercompany items and transactions have been eliminated.

Energy Trading Activities

      The Company and its subsidiaries adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), effective January 1, 1999. EITF 98-10 requires gains or losses resulting from market value changes on energy trading contracts to be recorded in earnings. The initial adoption of EITF 98-10 on January 1, 1999, had no impact on the net income of NCE, PSCo or SPS. For the three and six month periods ended June 30, 1999, NCE recognized net gains/(losses) of $688,000 and $(551,000), respectively, and PSCo recognized net gains of $261,000 and $78,000, respectively, for market value changes on energy trading contracts. SPS does not currently have any trading activities.

      Revenues and purchased energy costs associated with trading activities are presented net on the income statement in electric and gas revenues. Certain prior year amounts have been reclassified for comparative purposes.

Comprehensive Income

      The Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in financial statements. Comprehensive income and its components were reported in NCE's Consolidated Condensed Statements of Shareholders' Equity for the three and six month periods ended June 30, 1999. Other comprehensive income consists solely of foreign currency translation adjustments related to the investment in Yorkshire Power.

      For the three and six month periods ended June 30, 1999, PSCo and SPS had no comprehensive income items, therefore, comprehensive income equals net income. For the same period in 1998, SPS had no comprehensive income items, therefore, comprehensive income equals net income. For the three months ended June 30, 1998, PSCo had no comprehensive income items, therefore, comprehensive income equals net income.

      During the three month period ended March 31, 1998, PSCo had comprehensive income of $5.3 million, which consisted of foreign currency translation adjustments related to the investment in Yorkshire Power. On March 31, 1998, PSCo sold NCI (which includes Yorkshire Power and related foreign currency translation adjustments) to NC Enterprises. The amount of the sale included other comprehensive income of $9.4 million at March 31, 1998. As a result of this sale, PSCo had no Accumulated Other Comprehensive Income at March 31, 1998, and for all subsequent periods.

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

      The potentially dilutive securities included in the computation of diluted earnings per share were 23,000 and 35,000 for the three and six month periods ended June 30, 1999, respectively, and 156,000 and 158,000 for the three and six month periods ended June 30, 1998, respectively. These shares had no impact on the Company's reported earnings per share information.

      Approximately 2,124,000 common shares are issuable under stock option grants as of June 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

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

2. Proposed Merger with Northern States Power Company (NCE, PSCo and SPS)

      On March 24, 1999, NCE and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger (the "NCE/NSP Merger Agreement") providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the merger (the "NCE/NSP Merger") and the holding company for the combined assets and operations. NSP will be renamed Xcel Energy Inc. ("Xcel Energy"). Concurrently with the closing of the NCE/NSP Merger, NSP will contribute all of its utility assets, other than shares that it owns in subsidiaries, to a newly formed wholly-owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to a new utility subsidiary, NCE and NSP may negotiate a mutually acceptable alternative.

      Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at June 30, 1999, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

      It is anticipated that Xcel Energy will initially adopt the NCE dividend payment level, adjusted for the exchange ratio, resulting in a pro forma dividend of $1.50 per share on an annual basis, following completion of the NCE/NSP Merger. The actual dividend level will be dependent upon the combined company's results of operations, financial position, cash flows and other factors, and will be evaluated by the Board of Directors of Xcel Energy.

      NCE and NSP estimate regulated cost savings of approximately $1.1 billion, net of merger costs and costs to achieve the savings, in the first 10 years after the transaction is completed. Nonrecurring costs directly attributable to the NCE/NSP Merger are being deferred by NCE and are expected to be amortized to expense in periods subsequent to the consummation of the merger consistent with the anticipated recovery in rates.

      The shareholders of the Company and NSP approved the Agreement and Plan of Merger on June 28, 1999. Additionally, consummation of the NCE/NSP Merger is subject to certain closing conditions, including, among others, approval or completion of regulatory review by certain state utility regulators, the SEC under the PUHCA, the FERC, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the NCE/NSP Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Applications or submissions to the state utility regulators, where required, and the FERC were completed in July 1999. In general, such filings propose the sharing of cost savings among customers and shareholders for up to five years. NCE and NSP have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to take another 9 to 15 months to complete.

      A merger integration team, consisting of executives from each company, was formed and will oversee merger-related activities and the integration of operations of NCE and NSP. It is Management's intention that the combined company begin realizing certain savings upon the consummation of the NCE/NSP Merger.

      The following unaudited summarized pro forma financial information gives effect to the NCE/NSP Merger as if it had occurred at June 30, 1999 for balance sheet information and at January 1, 1999 for income statement information. This financial information should be read in conjunction with the historical financial statements and related notes of NCE and NSP, which are included in the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q of the respective companies.

     The unaudited summarized pro forma financial information has been prepared using information provided by NSP. This information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.

Unaudited Summarized Pro Forma Balance Sheet information as of June 30, 1999 (in millions):

                             NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Utility plant - net.....   $4,378      $6,035      $1,213      $11,626
Current assets..........      886         714           -        1,600
Other assets............    3,275       1,006      (1,213)       3,068
                           ------      ------      ------       ------
  Total assets..........   $8,539      $7,755      $    -      $16,294
                           ======      ======      ======      =======

Common equity...........   $2,487      $2,644      $    -      $ 5,131
Preferred securities....      305         294           -          599
Long-term debt..........    2,153       2,127           -        4,280
                           ------      ------      ------      ------
  Total capitalization..    4,945       5,065           -       10,010
Current liabilities.....    2,060       1,440           -        3,500
Other liabilities.......    1,534       1,250           -        2,784
                           ------      ------      ------       ------
  Total equity and
    liabilities            $8,539      $7,755      $    -      $16,294
                           ======      ======      ======      =======

Unaudited Summarized Pro Forma Income Statement information for the six months ended June 30 (in millions):

   1999                      NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Revenues................   $1,402      $1,716      $  167      $3,285
Operating income........      154         307          56         517
Net income..............       63         151           -         214
Earnings available
  for common ...........       60         151           -         211
Earnings per share......    $0.40       $1.31           -       $0.64

   1998
Revenues................   $1,340      $1,747      $  110      $3,197
Operating income........      144         329          58         531
Net income..............       92         143           -         235
Earnings available
  for common ...........       89         143           -         232
Earnings per share......    $0.59       $1.28           -       $0.72

3. Investment in Yorkshire Power (NCE and PSCo)

      Yorkshire Power is a joint venture initially equally owned by PSCo and AEP, which acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a U.K. regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method and NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share.

     On August 12, 1999, the Office of Gas and Electricity Markets (the U.K. regulator of gas and electricity rates) published draft price proposals for the U.K.'s regional electric distribution businesses that would be effective for the five-year period beginning April 1, 2000. The draft price proposals reflect average reductions of 16% to 21%. The new distribution rates proposed for Yorkshire call for a 15% to 20% reduction in distribution revenues. Yorkshire is in the process of evaluating the impacts of the proposed price reductions.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million of which $192.6 remains outstanding at June 30, 1999. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo. In October 1998, NCE contributed $100 million to NC Enterprises, which was used to reduce the principal balance of the promissory note to PSCo.

      Summarized income statement information for the six months ended June 30,1999 and 1998, respectively is presented below (in millions):
                                                      1999         1998
                                                      ----         ----
    Yorkshire Power:
      Operating revenues.......................    $1,156.7      $1,167.1
                                                   --------      --------
      Operating income.........................       152.0         182.2
                                                   --------      --------
      Net income (loss)........................    $   30.2      $   (7.9)
                                                   ========      ========
    NCI's equity in earnings (losses) of
      Yorkshire Power .........................    $   15.1      $   (4.0)
                                                   ========      ========

     NCI's equity in earnings of Yorkshire Power increased by approximately $19.1 million for the six months ended June 30,1999, when compared to the same period in 1998, primarily due to the impact of one-time items recognized in 1998. In the second quarter of 1998, Yorkshire Power recognized an impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank finance had been unsuccessful. In November 1998, Ionica was placed into receivership and an administrator was appointed to oversee its operations and distribute its remaining assets. The impairment, reflecting a write down to fair market value, was offset, in part, by an unrelated tax adjustment. These two items reduced NCI's equity earnings in Yorkshire Power by approximately $16 million. The investment in Ionica was subsequently sold with no further adverse financial impact expected. In addition, during 1998 Yorkshire Power recognized a penalty, which was applicable to all United Kingdom regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition. This charge reduced NCI's equity earnings in Yorkshire Power by approximately $4 million.

    The unaudited pro forma financial information, for the six months ended June 30, 1998, presented below for PSCo assumes that NCI was sold to NC Enterprises, effective January 1, 1998. The pro forma adjustments represent the removal of NCI's net income from PSCo and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises. Based upon the above assumptions, shown below is unaudited pro forma financial information for the six months ended June 30, 1998 (in millions):

                                                            PSCo Earnings
                                                                1998
                                                                ----
Net income...............................................     $ 99.8

Pro forma adjustments:

  NCI's net income.......................................       (2.8)
  Interest income from promissory note, net of tax.......        3.3
                                                              ------

Pro forma result.........................................     $100.3
                                                              ======

4. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

- an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
- a Quality of Service Plan ("QSP") designed with performance measures to effectively penalize or reward PSCo based on the quality of service provided to retail customers. Subsequent to the approval of the performance based regulatory plan the reward structure was eliminated for the years 1999-2001; and
- an Incentive Cost Adjustment ("ICA") which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

      PSCo filed with the CPUC its proposed Performance Based Regulatory Plan adjustment for calendar year 1998. This adjustment provides the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold. PSCo recorded a customer refund obligation of $15.9 million for the 1997 earnings test and an estimated refund obligation of $8 million for the 1998 earnings test. The final determination, by the CPUC, for 1998 is pending. In July 1998, PSCo began refunding the 1997 earnings test refund obligation to customers through bill credits. PSCo has recorded an estimated refund obligation of approximately $5.8 million as of June 30, 1999 for anticipated sharing of earnings for 1999.

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

SPS Merger Related Rate Reductions

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years from the date of the Merger, August 1, 1997, for one-half of the measured non-fuel operation and maintenance expense savings associated with the PSCo/SPS Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

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

Texas

      The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. SPS has also requested the prospective sharing of margins from wholesale non-firm sales. Intervening parties are contesting a portion of the recovery of fuel costs. SPS has entered into a settlement agreement with the General Counsel of the PUCT, which, if approved, would provide for the recovery of substantially all fuel costs. The final outcome of this fuel reconciliation proceeding is pending.

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

      SPS believes that recovery of the Thunder Basin costs for the Texas retail jurisdiction will be approved in the pending fuel reconciliation proceeding.
Under the PUCT regulations, a utility may recover eligible fuel expenses or fuel-related expenses, which result in benefits to customers that exceed the costs that customers would otherwise have to pay. The Thunder Basin costs resulted in total net savings to customers of approximately $8.5 million, with approximately $4.6 million net savings attributable to Texas retail jurisdictional customers. In the previously discussed proposed settlement agreement with the General Counsel's office at the PUCT, the General Counsel has agreed with SPS's proposed recovery of the Thunder Basin costs.

      Effective in April 1999, the PUCT authorized SPS to reduce its fixed fuel factor for SPS's Texas retail jurisdiction, by approximately $44 million on an annual basis. The PUCT also authorized SPS to refund its over collected fuel costs for the period January 1998 through January 1999. This one-time $16 million fuel refund, including interest, was applied to the monthly billings during April 1999. This rate reduction and fuel cost refund are primarily due to lower coal transportation costs between SPS's coal supplier and the railroad company which began in late 1998.

New Mexico

      In October 1997, the NMPRC approved a fixed fuel factor for SPS's New Mexico retail jurisdiction, effective January 1998. This employs an over/under fuel collection calculation made on a monthly basis. SPS is required to petition for a change in the fixed fuel factor if the over/under recovery balance exceeds $5 million. In addition, on an annual basis, SPS files with the NMPRC a report of SPS's fuel and purchase power costs, which includes the current over/under recovery balance and proposed rate changes to refund or surcharge the balance. The methodology of the over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation. In January 1999, SPS implemented new annual fixed fuel cost recovery factors to reflect lower fuel costs primarily as a result of the previously discussed coal transportation cost settlement between SPS's coal supplier and the railroad company.

SPS Rate Cases

New Mexico

      In November 1997, the NMPRC issued an order investigating SPS's rates. In the order, the NMPRC determined that because of the rapid changes occurring in the electric industry the NMPRC would require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS made a compliance filing in May 1998, which proposed a $1.7 million annual rate reduction for certain retail customers in New Mexico and incorporated the $1.2 million guaranteed minimum annual credits, discussed above. In October 1998, SPS entered into an uncontested stipulation agreement settling the rate investigation case. As part of this settlement, SPS instituted a $6 million annual reduction in base rates (discontinuing the $1.2 million in guaranteed minimum annual credits) for certain retail customers. Additionally, SPS implemented full normalization in its accounting for income taxes with recovery of the New Mexico jurisdictional portion of the tax regulatory asset over

 16.8 years.  On November 30, 1998, the
NMPRC approved the stipulation and the new rates became effective December 30, 1998.

Wholesale - FERC

      In 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of that order that related to recognition of rates of the reduction of the federal income tax rates from 46% to 34%. The United States Court of Appeals remanded the case, directing the FERC to reconsider SPS's claim. Negotiated settlements with certain customers were reached, and approved by the FERC, in 1993 and 1995, with SPS receiving approximately $10 million, including interest. Settlement agreements were reached with the two remaining customers during 1998 and approved by the FERC. In June 1998, SPS recorded $7.7 million of additional revenues in connection with the settlement. For the year ended December 31, 1998, SPS recorded $16.9 million of additional revenues and $7.6 million of additional depreciation expense.

Cheyenne Rate Case

      On August 13, 1999, Cheyenne filed a combined gas and electric rate case with the Public Service Commission of Wyoming ("WPSC") requesting a $2.3 million increase electric and a $1.3 million increase in gas base rates, including a 12% return on equity. This follows the expiration of the two year moratorium on filing rate cases in connection with the WPSC approval of the PSCo/SPS Merger.

Deregulation Legislation (NCE and SPS)

New Mexico

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000. Before January 1, 2001, SPS must separate its operations into two segments; energy generation, transmission and distribution, and a retail business either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company will be prohibited from providing unregulated service.

Texas

      On June 18, 1999, an electric utility restructuring act was passed in Texas, which allows for retail competition, for most areas of the state, beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002; a rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes.

      The legislation specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated stranded costs, must direct any excess earnings during the period January 1, 1999 through December 31, 2001 to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

      Additionally, the Texas legislation requires that no generation company can own and control more than 20% of the installed capacity located in or capable of delivering electricity to a power region. Utilities owning more than 400 Mw must sell, at auction, entitlements to at least 15% of the utility's installed generation capacity. The power sales auctions are to continue for 5 years or until 40% of the utilities residential and small commercial customers served prior to the start date of competition are served by non-affiliated companies. The legislation includes several possible remedies to market power abuses. These provisions are not immediately applicable to SPS due to the existing transmission constraints and market power issues in the Panhandle region.

Financial Reporting Considerations

      The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. The Company is evaluating the provisions of 97-4 related to the recently enacted legislation and, at the time that such provisions have been met, SPS will no longer apply SFAS 71.

Gas Utility Matters

PSCo Rate Cases

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Costs). On June 8, 1999, the CPUC approved an increase in base rates of approximately $15 million with an 11.25% return on equity, effective July 1, 1999. PSCo was also allowed recovery of certain environmental costs. Prudently incurred year 2000 costs will be recovered under a separate mechanism beginning in 2000.

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs (associated with the PSCo/SPS merger) related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. PSCo anticipates a decision during 1999.

PSCo Unbundling and Deregulation of the Retail Natural Gas Supply Business

      On April 26, 1999, the Colorado legislature approved a bill, which allows natural gas public utilities to voluntarily submit plans to the CPUC to open their markets and enable customers to choose their natural gas supplier. This bill was signed by the governor on June 6, 1999. Currently, PSCo provides a traditional bundled gas service with rates designed for the recovery of actual gas costs through the GCA and for providing transportation and delivery services. Delivery of natural gas will continue to be regulated, with delivery companies required to offer nondiscriminatory pipeline access to competitors. PSCo will continue to be subject to the reporting requirements of SFAS 71 as a regulated distribution company.

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

      Under  the  CERCLA,  the  EPA  identified,  and a Phase  II  environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. In January 1996, a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.8 million including the judgement and interest. In July 1997, the Colorado Court of Appeals sent back to trial court the previously awarded judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. Both sides of the litigation filed petitions for certiorari to the Colorado Supreme Court, which granted a hearing on several issues, although the matter is still pending. Settlement has been achieved with two small PRPs, although the Company has been ultimately unsuccessful recovering from the remaining PRP's. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.1 million.

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

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal-fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: (1) the use of low sulfur coal, (2) the operation of air quality control equipment on certain generation facilities, and (3) allowances issued by the EPA and purchased from other companies. In addition, PSCo will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for these future plant modifications to meet NOx requirements total approximately $1.5 million and pertains to PSCo's Cherokee Unit 1 and 2 and Arapahoe Unit 3.

      PSCo has obtained all necessary conditions to proceed with its plans to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above. The cost of these controls will be recovered through rates.

Hayden Steam Electric Generating Station

      In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). The settlement included stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations. In August 1996, the U.S. District Court for the District of Colorado entered the settlement agreement, which effectively resolved this litigation. Installation of certain portions of this emission control equipment has been completed with the remaining requirements in process and on schedule in accordance with the settlement agreement. The joint owners completed installation and began operating the emission control equipment required for Unit 1 on time in accordance with the settlement agreement in late 1998. In May 1999, Unit 2 began operating with the required particulate and NOx emission control equipment. The operation of SO2 emission control equipment has been delayed due to equipment problems. The joint owners have filed a notice of "force majeure" to excuse any equipment related delays. The joint owners will withdraw this notice if they resolve the equipment problems within the terms of the settlement agreement.

Craig Steam Electric Generating Station

     In October 1996, a conservation organization filed a complaint in the U. S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: (1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and (2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. Settlement discussions were held in 1998, although no settlement was achieved. On March 8, 1999, the U. S. District Court ruled on all pending motions in the case. It held that: (1) the conservation organization has standing to bring the litigation; (2) the conservation organization may rely on continuous opacity monitor data to demonstrate the plant's violation of the opacity standard; (3) the Craig Station owners may challenge the accuracy of the monitor data at trial; and (4) the conservation organization must prove at trial that the station has not operated with good pollution control practices. The U.
S. District Court held a pretrial conference in June 1999 and ordered all parties to participate in a settlement conference. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that any potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Fort St. Vrain

      PSCo has completed all decommissioning activities at Fort St. Vrain and the site has been released for unrestricted use. PSCo is currently operating a gas-fired combined cycle steam generation plant at this facility. Spent nuclear fuel is currently being stored on-site in the Independent Spent Fuel Storage Installation ("ISFSI"). In 1996,

PSCo and the DOE entered into an agreement resolving all the defueling issues, as discussed in Notes to Consolidated Financial Statements in NCE's and PSCo's 1998 annual report on Form 10-K.

      On June 4, 1999, the Nuclear Regulatory Commission ("NRC") approved the transfer of the ISFSI to the DOE. The license was revised to reflect the DOE as the licensee for the ISFSI and to reflect the conditions necessary to support the NRC's approval of the license transfer.

Leyden Gas Storage Facility

      During August 1998, a Jefferson County, Colorado District Court jury found PSCo liable for approximately $1.8 million for the reduction in land value and related damages resulting from the allegations that natural gas had migrated from the Leyden Gas Storage facility. PSCo appealed the judgment and recorded a liability for estimated costs related to this issue. The appeal is pending. The affected land is located north of, but not immediately adjacent to, the storage facility.

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

      Management is vigorously contesting this issue. PSCo has not recorded any provision for income tax or interest expense related to this matter. Management believes that PSCo's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Year 2000 Issue

      The Y2K issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is correcting all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. As of June 30, 1999, all of the remediation and testing phases for all critical IT systems have been completed. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory, assessment, remediation and testing phases have also been completed. NCE has achieved "Y2K Ready" status for all mission-critical electrical generating and transmission facilities. Readiness was accomplished by June 30, 1999, in accordance with the guidelines established by the North American Electric Reliability Council ("NERC"). NCE is a participant in the NERC Y2K Program that has established reporting criteria and milestone dates for electric utilities. The final step of this program was the submittal of a letter to the president of NERC, certifying that the company has met the NERC Y2K goal. NCE submitted its Y2K certification letter, without exceptions, with its June 1999 NERC report.

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

      The Company currently expects to incur costs of approximately $19 million of operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. This revised estimate reflects a $6 million reduction from previously estimated costs due primarily to finding fewer Y2K related problems than originally estimated and lower contingency planning costs. The Company expects to spend approximately $15 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred through the six months ended June 30, 1999; and the estimated costs to be incurred during the remainder of 1999 and early 2000. A significant portion of the remaining costs to be incurred consists of finalizing remaining work on non mission-critical systems, testing, project management and contingency planning.
                          Actual                    Remaining      Estimated
                          Costs         Actual      Estimated        Total
                          1998          Costs       Costs to        Project
                          and Prior     1999       be Incurred       Costs
                          ---------     ------     -----------      -------
                                             (in millions)

Operating expenses..          $8.0        $2.4         $5.5          $15.9
Capital for automated
     system components         0.7         0.6          1.4            2.7
IT replacement projects:
     Operating......           0.2         0.6          0.1            0.9
     Capital........           6.4         7.3          0.7           14.4
                              ----        ----         ----          -----
       Total........         $15.3       $10.9         $7.7          $33.9
                             =====       =====         ====          =====

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

6.  Acquisitions and Divestitures (NCE)

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

Sale of Texas-Ohio Gas, Inc.

      Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc., a gas marketing company, including all retail gas marketing contracts serving customers in the northeast region of the U.S. Certain operations were retained and transferred to e prime and its subsidiaries. This sale is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

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

The accounting  policies of the segments are the same as those described in Note
1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                                                                                Eliminations/
Three months ended:       Electric       Gas                          All       Unallocated     Consolidated
  June 30, 1999           Utility      Utility    International      Other       Amounts *          Total
  -------------           -------      -------    -------------      -----       ---------          -----
Revenues:
 External customers       $607,438     $144,131    $     -            $49,265    $      -         $  800,834
 Intersegment                  107        1,699          -             33,352     (35,158)                 -
 Segment profit             53,823         (362)       (65)            (1,221)     (2,940)            49,235

June 30, 1998
Revenues:
 External customers       $642,483     $136,466    $     -            $52,010    $      -         $  830,959
 Intersegment                  455        1,150          -             13,334     (14,939)                 -
 Segment profit             69,042       (1,547)    (5,959)             7,435     (12,378)            56,593

Six months ended:
June 30, 1999
Revenues:
 External customers     $1,201,584     $403,514    $     -            $110,431   $      -         $1,715,529
 Intersegment                  262        3,658          -              49,994    (53,914)                 -
 Segment profit            118,128       17,103     18,075               3,378     (6,149)           150,535

June 30, 1998
Revenues:
 External customers     $1,227,107     $407,709    $     -            $112,160   $      -          $1,746,976
 Intersegment                  614        2,350          -              30,503    (33,467)                  -
 Segment profit            130,273       23,617     (3,160)             14,069    (22,057)            142,742

* Certain financing costs have been allocated to the operating segments in 1999.

PSCo:
      PSCo has two reportable segments: electric utility and gas utility. During 1998, PSCo had three reportable segments: electric, gas and international. The electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in the state of Colorado.

     The gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees and a finance company that finances certain of PSCo's current assets. The International segment does not apply to PSCo in 1999 as effective March 31,1998, PSCo sold NCI to NC Enterprises (see Note 3. Investment in Yorkshire Power).

     The accounting  policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                                                                                Eliminations/
Three months ended:       Electric       Gas                          All       Unallocated     Consolidated
  June 30, 1999           Utility      Utility    International      Other       Amounts *          Total
  -------------           -------      -------    -------------      -----       ---------          -----
Revenues from
 external customers        $373,690    $140,895    $     -            $ 1,580    $      -          $ 516,165
 Segment profit              31,439        (441)         -              3,822           -             34,820

June 30, 1998
Revenues from
 external customers        $369,940    $133,170    $     -            $ 1,488           -          $ 504,598
 Segment profit              33,194      (1,649)         -              5,145      (8,185)            28,505

Six months ended:
June 30, 1999
Revenues from
 external customers        $755,012    $395,066    $     -            $ 4,957           -         $1,155,035
 Segment profit              73,391      16,781          -             10,587           -            100,759

June 30, 1998
Revenues from
 external customers        $745,386    $398,653    $     -            $ 5,201           -          $1,149,240
 Segment profit              77,904      23,229      2,799              7,312     (16,771)             94,473

* Certain financing costs have been allocated to the operating segments in 1999.

SPS:
     SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $224.1 million and $264.0 million for the three months ended June 30, 1999 and 1998, respectively. Revenues from external customers for this reportable segment were $426.7 million and $463.7 million for the six months ended June 30, 1999 and 1998, respectively.

9.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30,1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1998 Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the three and six months ended June 30, 1999 should not be taken as an indication of earnings for all or any part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of June 30,1999, and the related consolidated condensed statements of income and shareholders' equity for the three and six-month periods ended June 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
August 13, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income for the three and six-month periods ended June 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
August 13, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of June 30, 1999, and the related condensed statements of income for the three and six-month periods ended June 30, 1999 and 1998 and the condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Southwestern Public Service Company as of December 31, 1998, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 23, 1999, we expressed an unqualified opinion on these statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
August 13, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

NCE/NSP Merger

      On March 24, 1999, the Company and NSP entered into an Agreement and Plan of Merger providing for a strategic business combination of the companies. Consummation of this "merger of equals" is subject to certain closing conditions and the obtaining of applicable regulatory approvals, which are expected to take from 12 to 18 months to complete from the date of the merger announcement. At the special shareholder meetings on June 28, 1999, the shareholders of NCE and NSP approved the Agreement and Plan of Merger. The name of the merged company will be Xcel Energy Inc. The combined company is anticipated to be one of the top 10 largest gas and electric energy companies in the U.S. Xcel Energy Inc. and will serve approximately 3 million electricity customers and 1.5 million natural gas customers in portions of twelve states. See Note 2. Proposed Merger with Northern States Power Company in Item 1. FINANCIAL STATEMENTS.

Earnings

      Earnings per share (basic and diluted) were $0.43 for the second quarter of 1999 as compared to $0.50 per share (basic and diluted) for the second quarter of 1998. The decrease in earnings was primarily attributed to lower electric sales resulting from mild, wet weather throughout the Company's service territory and lower operating earnings from Yorkshire Electricity. In addition, the 1998 results included a $7.7 million benefit from the settlement of a 1985 FERC rate case. Electric customer growth was approximately 2.0% over the prior year, with growth in natural gas customers of approximately 3.3%. Lower demand for electricity as a result of the mild, wet weather reduced earnings approximately $0.05 per share during the second quarter, compared to the same period in the prior year.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the second quarter of 1999 as compared to the same period in 1998 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
 Retail...............................................     $(20,604)
 Wholesale............................................      (21,693)
Other (including unbilled revenues)...................        6,762
                                                           --------
  Total revenues......................................      (35,535)
Fuel used in generation...............................      (18,423)
Purchased power.......................................       (6,605)
                                                           --------
  Net decrease in electric margin.....................     $(10,507)
                                                           ========

      The following table compares electric Kwh sales by major customer classes for the second quarter of 1999 and 1998.

                                               Millions of Kwh Sales
                                               ---------------------
                                                1999      1998    % Change *
                                                ----      ----    ----------
Residential................................     2,244     2,215      1.3%
Commercial and Industrial..................     6,676     6,686       -
Public Authority...........................       203       197      2.9
                                                -----     -----
  Total Retail.............................     9,123     9,098      0.3
Wholesale..................................     3,030     3,698    (18.0)
                                                -----     -----
Total......................................     12,153    12,796    (5.0)
                                                ======    ======

Power marketing and trading................     2,953       781     **
                                                =====     =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin decreased in the second quarter of 1999, when compared to the second quarter of 1998, due primarily to a 5.0% decrease in total sales resulting from mild, wet weather during 1999, and a lower level of oil well pumping in the SPS service territory, the benefit of a SPS FERC rate case settlement during 1998 of approximately $7.7 million, and higher provisions for estimated customer refunds in connection with PSCo's earnings sharing in excess of 11% return on equity. These decreases were offset, in part, by continued customer growth, primarily in the Colorado service territory.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. SPS's revenues were reduced approximately $24.7 during the second quarter in conjunction with the recovery of lower fuel costs (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). PSCo has an ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo recognized cost savings of approximately $2.2 million during the second quarter 1999, compared to the prior year.

      Fuel used in generation expense decreased $18.4 million during the second quarter of 1999, as compared to the same quarter in 1998, due primarily to reduced generation and lower coal costs at SPS. This decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs.

     Purchased power expense decreased $6.6 million during the second quarter of 1999, as compared to the same quarter in 1998, primarily due to a lower volume of purchases.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the second quarter of 1999 as compared to the same period in 1998 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $ 6,038
Gas purchased for resale..............................       1,813
                                                           -------
 Net increase in gas sales margin.....................       4,225
Transportation revenues...............................         713
                                                           -------
 Increase in net gas margin...........................     $ 4,938
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 1999 and 1998.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1999  1998    % Change *
                                                ----  ----    ----------
Residential................................     19.1  18.6       2.9%
Commercial.................................      9.3   9.4      (0.7)
                                               ----- -----
  Total sales..............................     28.4  28.0       1.7
Transportation.............................     28.1  27.3       2.6
                                               ----- -----
  Total....................................     56.5  55.3       2.1
                                                ==== =====

Non-regulated gas marketing and trading....     40.5  15.5      **
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

     Gas sales margin increased during the second quarter of 1999, when compared to the second quarter of 1998, primarily due to higher retail sales at PSCo resulting from growth in the number of customers served. Although non-regulated gas marketing sales and trading increased significantly, the margin on such sales was comparable to the prior year.

      Gas transportation revenues increased approximately $0.7 million during the second quarter of 1999, when compared to the second quarter of 1998, primarily due to higher deliveries at PSCo.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1999, as compared to the second quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues decreased approximately $1.3 million due to lower development fee revenues from non-regulated independent power projects offset, in part, by an increase in revenue from energy management and consulting services.

      Equity earnings from Yorkshire Power increased over 1998 primarily due to the recognition in 1998 of an impairment of an investment in a U.K. telecommunications company. This impairment, in conjunction with the recognition of a non-recurring positive tax adjustment at Yorkshire Power, reduced 1998 earnings approximately $16.6 million or 15 cents per share. Yorkshire Power's operating earnings were lower in 1999 primarily due to lower gas and electric sales resulting from mild weather, higher marketing costs to obtain new, and retain existing customers, and increased maintenance expenses (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

      Miscellaneous income and deductions-net decreased primarily due to delay damage penalties incurred in development of certain independent power projects by non-regulated subsidiaries. These projects are now operational or expected to become operational during the third quarter of 1999.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $2.0 million from the continued deployment of cost saving-programs instituted as part of the PSCo/SPS Merger. Other operating and maintenance expense-non-regulated increased $4.4 million primarily due to increased costs in providing energy management and consulting services.

      Depreciation and amortization expense increased $2.8 million primarily due to higher depreciation expense from property additions.

      Taxes other than income taxes increased approximately $4.4 million due to higher utility property tax accruals resulting from an increase in plant investment and higher valuation rates.

      Income taxes declined $8.8 million during the second quarter of 1999, when compared to the same quarter in 1998, primarily due to lower pre-tax income and the recognition of additional Colorado state tax credits.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Earnings

      Earnings per share (basic and diluted) were $1.31 for the first six months of 1999 as compared to $1.28 per share (basic and diluted) for the first six months of 1998. The increase in earnings were primarily attributed to a higher electric margin resulting from customer growth and an increased contribution from the Company's investment in Yorkshire Power. This increase was partially offset by a lower gas margins, resulting from mild weather during the first quarter of 1999.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first six months of 1999 as compared to the same period in 1998 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
 Retail...............................................     $(21,522)
 Wholesale............................................      (17,789)
Other (including unbilled revenues)...................       13,461
                                                            -------
  Total revenues......................................      (25,850)
Fuel used in generation...............................      (25,493)
Purchased power.......................................      (13,083)
                                                            -------
  Net increase in electric margin.....................     $ 12,726
                                                           ========

      The following table compares electric Kwh sales by major customer classes for the first six months of 1999 and 1998.

                                              Millions of Kwh Sales
                                              ---------------------
                                                 1999      1998    % Change *
                                                 ----      ----    ----------
Residential................................      4,956     4,896      1.2%
Commercial and Industrial..................     13,336    13,277      0.4
Public Authority...........................        384       378      1.8
                                                 -----     -----
  Total Retail.............................     18,676    18,551      0.7
Wholesale..................................      5,787     6,434    (10.1)
                                                -----     -----
Total......................................     24,463    24,985     (2.1)
                                                ======    ======

Power marketing and trading................     4,434     1,603      **
                                                =====     =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased in the first six months of 1999, when compared to the first six months of 1998, due to the positive impact of shared savings under the ICA resulting from lower fuel and purchased energy costs (approximately $5.2 million) and higher sales at PSCo resulting primarily from growth in the number of customers served. This was offset, in part, by decreases in both retail and wholesale sales at SPS, primarily due to mild weather, reduced oil well pumping and the benefit of an SPS 1985 FERC rate case settlement in 1998 which increased margin approximately $7.7 million. The recovery of fuel costs at SPS, of approximately $37 million, reduced revenues but had no effect on margin.

      Fuel used in generation expense decreased $25.5 million during the first six months of 1999, as compared to 1998, primarily due to reduced generation levels at SPS and lower coal and gas costs at SPS. The lower coal costs are due to a reduction in transportation costs, while the decrease in gas costs is attributable to lower per-unit gas prices. Decreased gas costs were partially offset by higher gas generation levels at PSCo and SPS, due to placing in service a new gas generation unit.

     Purchased power expense decreased $13.1 million during the first six months of 1999, as compared to 1998, primarily due to a lower volume of purchases. This decrease at PSCo was partially offset by an increase in purchased power expense at SPS resulting from an increase in quantity of power purchased and higher capacity charges.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the first six months of 1999 as compared to the same period in 1998 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $(1,482)
Gas purchased for resale..............................       4,325
                                                           -------
 Net decrease in gas sales margin.....................      (5,807)
Transportation revenues...............................       2,006
                                                           -------
 Decrease in net gas margin...........................     $(3,801)
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the first six months of 1999 and 1998.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1999    1998    % Change *
                                                ----    ----    ----------
Residential................................     58.1    58.5      (0.8)%
Commercial.................................     27.4    28.7      (4.6)
                                               -----   -----
  Total Sales..............................     85.5    87.2      (2.0)
Transportation.............................     59.6    54.9       8.7
                                               -----   -----
  Total....................................    145.1   142.1       2.1
                                               =====   =====

Non-regulated gas marketing and trading ...     80.0    31.9      **
                                               =====   =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin decreased during the first six months of 1999, when compared to the first six months of 1998, primarily due to lower retail sales at PSCo resulting from the effects of mild winter weather in 1999, despite a 3.3% increase in customers.

      Gas transportation revenues increased approximately $2.0 million during the first six months of 1999, when compared with the same period in 1998, primarily due to higher deliveries at PSCo. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues decreased approximately $6.1 million due to lower revenues from diversified energy businesses, primarily engineering, design and construction management and lower development fee income from non-regulated independent power projects, offset in part by an increase in revenue from energy management and consulting services.

      Equity in earnings of Yorkshire Power and other unconsolidated subsidiaries increased $16.8 million primarily due to higher earnings from Yorkshire Power. NCI's equity in earnings of Yorkshire Power increased by approximately $19 million for the first six months of 1999, when compared to the same period in 1998, primarily due to Yorkshire Power's 1998 recognition of an impairment of its investment in a U.K. telecommunications company offset, in part, by an unrelated tax adjustment. The net effect of these items reduced 1998 earnings approximately $16.6 million. In addition, during 1998 Yorkshire Power recognized a penalty, applicable to all U.K. regional electricity utilities, designed to recognize the effects of the delay in implementation of full competition (NCI's portion was approximately $4 million). Equity losses from independent power projects reduced earnings during 1999.

      Miscellaneous income and deductions-net decreased primarily due to delay damage penalties incurred in development of certain independent power projects by non-regulated subsidiaries.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $2.2 million from the continued deployment of cost saving-programs instituted as part of the PSCo/SPS Merger. Other operating and maintenance expense-nonregulated increased $7.0 million primarily due to increased operating cost due to the acquisition of Planergy, effective April 1, 1998 and higher costs incurred in providing energy management and consulting services.

      Depreciation and amortization expense increased $9.9 million primarily due to higher depreciation expense from property additions.

      Taxes other than income taxes increased approximately $9.2 million due to higher utility property tax accruals as a result of an increase in plant investment and higher valuation rates.

      Interest charges and preferred dividends of subsidiaries increased $2.5 million during 1999 as compared with the same period in 1998. The increase is primarily attributable to higher average amounts of debt outstanding used to finance capital expenditures. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

      Income taxes declined $18.8 million during the first six months of 1999, when compared to the same quarter in 1998, primarily due to lower pre-tax income, the recognition of additional Colorado state tax credits and the recognition of the favorable tax impact of certain prior year PSCo severance costs that were previously recognized as non-deductible.

Other Market Risks

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

Commitments and Contingencies

Year 2000 Issue

      The Y2K issue is a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue is not corrected. This situation is not limited to computers; it has the potential to affect many systems, components and devices, which have embedded computer chips, which may be date sensitive. The Y2K issue could result in a major system failure or miscalculations and does impact many NCE systems considered critical or important to the Company's business operations. Systems posing the greatest business risks to the Company include power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. The Company is correcting all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks.

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. As of June 30, 1999, all of the remediation and testing phases for all critical IT systems have been completed. For non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory, assessment, remediation and testing phases have also been completed. NCE has achieved "Y2K Ready" status for all mission-critical electrical generating and transmission facilities. Readiness was accomplished by June 30, 1999, in accordance with the guidelines established by the North American Electric Reliability Council ("NERC"). NCE is a participant in the NERC Y2K Program that has established reporting criteria and milestone dates for electric utilities. The final step of this program was the submittal of a letter to the president of NERC, certifying that the company has met the NERC Y2K goal. NCE submitted its Y2K certification letter, without exceptions, with its June 1999 NERC report.

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

      The Company currently expects to incur costs of approximately $19 million of operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. This revised estimate reflects a $6 million reduction from previously estimated costs due primarily to finding fewer Y2K related problems than originally estimated and lower contingency planning costs. The Company expects to spend approximately $15 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. The majority of these costs will be incurred by PSCo and SPS. A significant portion of the costs incurred to address the

Company's Y2K issues will represent the redeployment of existing information technology resources. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred through the six months ended June 30, 1999; and the estimated costs to be incurred during the remainder of 1999 and early 2000. A significant portion of the remaining costs to be incurred consists of finalizing remaining work on non mission-critical systems, testing, project management and contingency planning.
                          Actual
                          Costs       Actual      Remaining          Estimated
                          1998        Costs     Estimated Costs    Total Project
                        and Prior      1999     to be Incurred        Costs
                        ---------      -----    --------------        -----
Operating expenses         $8.0        $2.4         $5.5              $15.9
Capital for automated
  system components         0.7         0.6          1.4                2.7
IT replacement projects:
  Operating......           0.2         0.6          0.1                0.9
  Capital........           6.4         7.3          0.7               14.4
                           ----         ---         ----              -----
   Total........          $15.3       $10.9         $7.7              $33.9
                          =====       =====         ====              =====

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

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the second quarter of 1999 and $1.16 for the year-to-date. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors, including the proposed merger with NSP. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                           1999        1998      Decrease
                                           ----        ----      --------
Net cash provided by operating
  activities (in millions) ............   $314.6      $362.8     $(48.2)

      Cash provided by operating activities decreased during the first six months of 1999, when compared to the same period in 1998, primarily due to the cash proceeds, received in 1998 by SPS and a non-regulated subsidiary, of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project. This was offset, in part, by lower purchased gas and electric costs.

                                           1999        1998     Increase
                                           ----        ----     --------
Net cash used in investing
  activities (in millions) ...........  $(295.7)    $(270.8)     $(24.9)

      Cash used in investing activities increased during 1999, when compared to 1998, primarily due to an increase in construction expenditures.

                                           1999        1998     Decrease
                                           ----        ----     --------
Net cash used in financing
 activities (in millions) ............  $  (3.4)    $(57.0)      $ 53.6

      Cash used in financing activities decreased during 1999, when compared to 1998, primarily due to an increase in short-term borrowings in 1999 and more financing activities in 1998. PSCo issued $250 million of long-term debt in April 1998 which was used to repay short-term and other debt. In May 1998, PSCo issued $194 million of Trust Originated Preferred Securities the proceeds of which were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Soley Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

Financing Activities

Long-Term Debt

      During the first quarter of 1999, PSCo refinanced a portion of its pollution control bonds in the amount of $48.75 million to take advantage of lower interest rates. The interest rate on the new bonds is 5.1% compared to 5 7/8% on $21.5 million and 7 3/8% on $27.25 million. In addition, SPS issued $100 million of 6.2% unsecured senior notes due March 1, 2009. The proceeds were used initially for the repayment of certain short-term debt, pending the retirement of $90 million of the SPS 6 7/8% First Mortgage Bonds due December 1, 1999 and for other general corporate purposes.

      On June 29, 1999, PSCo filed a registration statement to issue up to $500 million of unsecured debt. On July 16, 1999, PSCo issued $200 million of unsecured senior notes, at an interest rate of 6 7/8%, due July 15, 2009.
Proceeds were used for general corporate purposes including capital expenditures, repayment of short-term debt and refunding of long-term debt on maturity or otherwise.

Bank Lines of Credit and Compensating Bank Balances

      During the second quarter of 1999, PSCo entered into a credit facility, which provides for $300 million in committed lines of credit, replacing an existing $150 million credit facility. The credit facility expires June 23, 2000.

      During the first quarter of 1999, SPS extended its $200 million committed line of credit until February 25, 2000.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company's subsidiaries, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to study and evaluate utility regulations with respect to competition. Deregulation legislation was passed in Texas and New Mexico during the second quarter of 1999.

Texas

      In June 1999, an electric utility restructuring act was passed in Texas, which allows for retail competition, for most areas of the state, beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002; a rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes. Utilities, including SPS, with no estimated stranded costs must direct any excess earnings during the freeze period to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

      The legislation specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that requires full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000.

New Mexico

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999 which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000.

Financial Reporting Considerations

      The Emerging Issues Task Force reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. The Company is evaluating the provisions of 97-4 related to the recently enacted legislation and, at the time such provisions have been met, SPS will no longer apply SFAS 71.

Accounting Pronouncements Issued But Not Yet Effective

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB delayed the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact of this accounting standard and will adopt the standard as required by January 1, 2001.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

Earnings Available for Common Stock

      Earnings were $34.8 million for the second quarter of 1999, as compared to $28.5 million for the second quarter of 1998, primarily due to an increase in electric margin resulting from strong customer growth of 2.6%.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended June 30, 1999, as compared to the same period in 1998 (in thousands of dollars).

                                              Increase (Decrease)
                                              -------------------
Electric operating revenues:
 Retail.......................................    $   997
 Wholesale....................................     (7,652)
 Other (including unbilled revenues)..........     10,405
                                                  -------
  Total revenues..............................      3,750
Fuel used in generation.......................      5,328
Purchased power...............................    (11,911)
                                                  -------
  Net increase in electric margin.............    $10,333
                                                  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended June 30, 1999 and 1998.

                                    Millions of Kwh Sales
                                    ---------------------
                                        1999     1998      % Change *
                                        ----     ----      ----------
Residential .....................       1,567    1,501        4.4%
Commercial and Industrial .......       3,799    3,721        2.1
Public Authority ................          60       39       53.0
                                       ------   ------
  Total Retail...................       5,426    5,261        3.1
Wholesale **.....................       1,045    1,409      (25.9)
                                       ------   ------
Total............................       6,471    6,670       (3.0)
                                       ======   ======

*   Percentages are calculated using unrounded amounts
** Excludes power trading activities

      Electric margin increased in the second quarter of 1999, when compared to the second quarter of 1998, primarily due to higher retail sales of 3.1% resulting primarily from customer growth of approximately 2.6% and the positive impact of shared savings under the ICA (approximately $2.2 million). The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.
Provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity increased approximately $2.8 million in 1999 (see Note 4. Regulatory Matters in Item 1.FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $5.3 million during the second quarter of 1999, as compared to the same quarter in 1998, primarily due to increased generation levels at PSCo's power plants to serve retail customers.

     Purchased power expense decreased $11.9 million during the second quarter of 1999, as compared to the same quarter in 1998, primarily due to a lower volume of purchases.

 Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the second quarter of 1999, as compared to the same period in 1998 (in thousands of dollars).

                                                         Increase (Decrease)
                                                         -------------------

Revenues from gas sales (including unbilled revenues)        $ 6,978
Gas purchased for resale........................               3,663
                                                             -------
  Net increase in gas sales margin..............               3,315
Transportation revenues.........................                 747
                                                             -------
  Increase in net gas margin....................             $ 4,062
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 1999 and 1998.

                                  Millions of Dth Deliveries
                                  --------------------------
                                          1999      1998      % Change *
                                          ----      ----      ----------
Residential...................            19.0      18.0         5.3%
Commercial....................             8.8       8.9        (1.3)
                                       -------  --------
  Total Sales.................            27.8      26.9         3.1
Transportation................            23.6      22.8         3.7
                                       -------  --------
  Total.......................            51.4      49.7         3.4
                                       =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the second quarter of 1999, when compared to the second quarter of 1998, primarily due to a 3.1% increase in retail gas sales resulting from customer growth of approximately 3.4%.

      Gas transportation revenues increased $0.7 million during the second quarter of 1999, compared to the second quarter of 1998, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1999, as compared to the second quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization increased $2.0 million during the second quarter of 1999, as compared to the second quarter of 1998, primarily due to the depreciation of property additions.

      Taxes other than income taxes increased approximately $2.7 million during the second quarter of 1999, as compared to the second quarter of 1998, primarily due higher property tax accruals resulting from an increase in plant investment and higher valuation rates.

      Income taxes increased approximately $1.2 million during the second quarter of 1999, as compared to the second quarter of 1998, primarily due to higher pre-tax income, despite the recognition of additional Colorado state tax credits.

      Other income and deductions decreased $1.1 million during the second quarter of 1999, as compared to the second quarter of 1998, primarily due to higher non-utility operating expenses attributed to affiliate billings and customer rebates.

      Interest charges and dividend requirements and redemption premium on preferred stock increased approximately $1.7 million during the second quarter of 1999, as compared to the second quarter of 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Earnings Available for Common Stock

      Earnings were $100.8 million for the first six months of 1999, as compared to $94.5 million for the first six months of 1998. An increase in electric margin resulting from strong customer growth of 2.6% was offset, in part, by a lower gas margin, resulting from unseasonably warm weather in the first quarter of 1999 and higher non-fuel operating expenses.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the six months ended June 30, 1999, as compared to the same period in 1998 (in thousands of dollars).

                                              Increase (Decrease)
                                              -------------------
Electric operating revenues:
 Retail.......................................    $10,130
 Wholesale....................................     (1,526)
 Other (including unbilled revenues)..........      1,022
                                                  -------
  Total revenues..............................      9,626
Fuel used in generation.......................      6,564
Purchased power...............................    (21,741)
                                                  -------
  Net increase in electric margin.............    $24,803
                                                  =======

     The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 1999 and 1998.

                                    Millions of Kwh Sales
                                    ---------------------
                                        1999     1998      % Change *
                                        ----     ----      ----------
Residential .....................       3,499    3,356        4.2%
Commercial and Industrial .......       7,720    7,476        3.3
Public Authority ................         108       87       24.7
                                       ------   ------
  Total Retail...................      11,327   10,919        3.7
Wholesale **.....................       2,467    2,903      (15.0)
                                       ------   ------
Total............................      13,794   13,822       (0.2)
                                       ======   ======

*    Percentages are calculated using unrounded amounts
**  Excludes power trading activities

      Electric margin increased during the first six months of 1999, when compared to the same period in 1998, primarily due to higher retail sales of 3.7% resulting primarily from customer growth of approximately 2.6% and the positive impact of shared savings under the ICA (approximately $5.2 million). Provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity was $6.6 million in 1999 compared to $5.6 million in 1998 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $6.6 million during the first six months of 1999, as compared to the same period in 1998, primarily due to increased generation levels at PSCo's power plants to serve retail customers.

      Purchased power expense decreased $21.7 million during the first six months of 1999, as compared to the same period in 1998, primarily due to a lower volume of purchases.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first six months of 1999, as compared to the same period in 1998 (in thousands of dollars).

                                                         Increase (Decrease)
                                                         -------------------

Revenues from gas sales (including unbilled revenues)        $(5,626)
Gas purchased for resale........................                  22
                                                             -------
  Net decrease in gas sales margin..............              (5,648)
Transportation revenues.........................               2,039
                                                             -------
  Decrease in net gas margin....................             $(3,609)
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the first six months of 1999 and 1998.

                                   Millions of Dth Deliveries
                                   --------------------------
                                         1999      1998       % Change *
                                         ----      ----       ----------
Residential...................            56.8      56.9          -   %
Commercial....................            25.9      27.3       (5.1)
                                       -------  --------
  Total Sales.................            82.7      84.2       (1.7)
Transportation................            50.1      46.0        8.9
                                       -------  --------
  Total.......................           132.8     130.2        2.1
                                       =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin decreased during the first six months of 1999, when compared to the same period in 1998, primarily due to a 1.7% decrease in retail gas sales, resulting from the milder winter weather, with temperatures approximately 6.5% warmer than the prior year.

      Gas transportation revenues increased $2.0 million during the first six months of 1999, compared to the same period in 1998, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the six months ended June 30, 1999, as compared to the same period in 1998, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The decrease in the quantity of gas purchased in 1999 lowered costs, but was offset by the recovery of costs previously deferred through the GCA.

Non-Fuel Operating Expenses and Other Income and Deductions

      Depreciation and amortization increased $7.7 million during the first six months of 1999, as compared to the same period in 1998, primarily due to the depreciation of property additions.

      Taxes other than income taxes increased approximately $6.2 million during the first six months of 1999, as compared to the same period in 1998, primarily due higher property tax accruals resulting from an increase in plant investment and higher valuation rates.

      Income taxes decreased approximately $6.4 million during the first six months of 1999, as compared to the same period in 1998, primarily due to lower pre-tax income, the recognition of additional Colorado state tax credits and the recognition of the favorable tax impact of deducting certain prior year severance costs that were previously recognized as non-deductible.

      Other income and deductions decreased $3.3 million during the first six months of 1999, as compared to the first six months of 1998. On March 31, 1998, NCI and its subsidiaries were transferred through the sale by PSCo of all the outstanding common stock of NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). The first six months of 1999 include approximately $6.7 million of interest income on the promissory note, excluding income taxes, compared to $5.1 million of interest income in 1998 and the recognition of equity earnings associated with PSCo's investment in Yorkshire Power of approximately $3.4 million in the first quarter of 1998, prior to the sale. In addition, other non-utility income decreased $1.6 million.

      Interest charges and dividend requirements and redemption premiums on preferred stock increased approximately $3.9 million during the first six months of 1999, as compared to the first six months of 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on long-term debt resulting from the April 1998 issuance of $250 million of long-term debt. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

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

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

Earnings Available for Common Stock

      Earnings available for common stock were $22.8 million during the second quarter of 1999 compared to $36.9 million for the same quarter in 1998. Earnings decreased primarily due to the effects of lower sales resulting from mild weather during 1999 and the impact of a FERC rate case settlement recognized in 1998.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended June 30, 1999, as compared to the same period in 1998 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $(22,337)
      Wholesale...........................         (13,551)
      Other (including unbilled revenues).          (4,004)
                                                  --------
        Total revenues....................         (39,892)
     Fuel used in generation..............         (23,750)
     Purchased power......................           4,325
                                                   -------
        Net decrease in electric margin...        $(20,467)
                                                  ========

      The following table compares electric Kwh sales by major customer classes for the three months ended June 30, 1999 and 1998.

                                      Millions of Kwh Sales
                                      ---------------------
                                        1999      1998        % Change*
                                     -------      ----        ---------
      Residential ............         629         667          (5.7)%
      Commercial  ............         690         712          (3.1)
      Industrial  ............       2,033       2,098          (3.1)
      Public Authority .......         141         156          (9.6)
                                     -----       -----
        Total Retail..........       3,493       3,633          (3.9)
      Wholesale...............       1,986       2,289         (13.2)
                                     -----       -----
      Total...................       5,479       5,922          (7.5)
                                     =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues decreased $39.9 million or 15.1% during the second quarter in 1999, when compared to the same period in 1998, primarily due to lower retail and wholesale revenues (total Kwh sales decreased 7.5%), lower revenues related to the recovery of fuel costs (totaling approximately $24.7 million) and a $7.7 million settlement for a 1985 FERC rate case settlement recorded in 1998. The decrease in Kwh sales resulted from the mild wet weather in the second quarter of 1999, which reduced loads for air conditioning and irrigation and a lower level of oil well pumping sales.

      Fuel used in generation expense decreased $23.8 million or 19.5% during the second quarter of 1999, when compared to the same period in 1998, primarily due to an 8.5% decrease in generation levels required to serve retail and wholesale customers and lower coal costs for the quarter. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs. The cost of natural gas used in generation decreased $3.9 million during the second quarter of 1999 primarily due to lower generation.

      Purchased power increased $4.3 million during the second quarter of 1999, when compared to the same period in 1998, due to an increase in wholesale purchases and capacity costs. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 1999, when compared to the second quarter of 1998, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $1.2 million during the second quarter of 1999, as compared to the same period in 1998, primarily due to lower administrative and general expenses and other reductions resulting from the continued deployment of cost saving programs instituted as part of the PSCo/SPS Merger offset, in part, by higher maintenance costs.

      Taxes other than income taxes increased $1.2 million during the second quarter of 1999, as compared to the same period in 1998, primarily due to higher property and franchise taxes.

      Income taxes decreased $8.2 million during the second quarter of 1999, as compared to the same period in 1998, primarily due to the effect of lower pre-tax income. The effective income tax rates for both the second quarter of 1999 and 1998 were 37.1%.

Interest Charges

      Interest charges increased $1.4 million during the second quarter of 1999, as compared to the same period in 1998, primarily due to higher long-term debt costs, resulting from the issuance of $100 million of new debt in March 1999 offset, in part, by a decrease in the allowance for funds used during construction of approximately $0.9 million resulting from lower construction activities. The proceeds from the long-term debt issuance were initially for the repayment of certain short-term debt, pending the retirement of $90 million in bonds due December 1, 1999, thus lowering other interest expense ($1.6 million).

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Earnings Available for Common Stock

      Earnings available for common stock were $46.2 million during the six months ended June 30, 1999 compared to $55.1 million for the same period in 1998. Earnings decreased primarily due to the lower earnings recognized during the second quarter of 1999 which resulted from the effects of mild weather in 1999 and a FERC rate case settlement in 1998.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the six months ended June 30,1999, as compared to the same period in 1998 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $(33,212)
      Wholesale...........................         (15,936)
      Other (including unbilled revenues).          12,076
                                                  -------
        Total revenues....................         (37,072)
     Fuel used in generation..............         (31,987)
     Purchased power......................           6,789
                                                   -------
        Net decrease in electric margin...        $(11,874)
                                                  ========

      The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 1999 and 1998.

                                     Millions of Kwh Sales
                                     ---------------------
                                      1999        1998      % Change*
                                     ------      -----      ---------
      Residential ............       1,346       1,431       (5.9)%
      Commercial  ............       1,359       1,375       (1.2)
      Industrial  ............       3,938       4,112       (4.2)
      Public Authority .......         274         289       (5.2)
                                     -----       -----
        Total Retail..........       6,917       7,207       (4.0)
      Wholesale...............       3,319       3,532       (6.0)
                                     -----       -----
      Total...................      10,236      10,739       (4.7)
                                    ======      ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues decreased $37.1 million or 8.0% during the six months ended June 30, 1999, when compared to the same period in 1998, primarily due to lower retail and wholesale revenues resulting from a decrease in Kwh sales (4.7%) and lower revenues related to the recovery of fuel costs (totaling approximately $37 million) and the $7.7 million settlement for a 1985 FERC rate case settlement recorded in 1998. The decrease in Kwh sales was primarily the result of the mild wet weather, which occurred in the second quarter of 1999 and a decrease in oil well pumping sales. Additionally a portion of the decrease in Kwh sales resulted from a change in the billing cycle of various customers, which is offset by the higher level of unbilled revenues.

      Fuel used in generation expense decreased $32.0 million or 15.1% during the six months ended June 30, 1999, when compared to the same period in 1998, primarily due to lower coal and gas costs for the current period and a 3.8% decrease in generation levels required to serve retail and wholesale customers. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs. Cost of natural gas used in generation decreased $2.7 million during the six months ended June 30, 1999 primarily due to lower gas prices offset, in part, by increased costs related to higher generation at Cunningham Station during the current period.

      Purchased power increased $6.8 million during the six months ended June 30, 1999, when compared to the same period in 1998, due to an increase in wholesale purchases and capacity costs. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the six months ended June 30, 1999, when compared to the six months ended June 30, 1998, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $1.8 million during the six months ended June 30, 1999, when compared to the same period in 1998, primarily due to lower general and administrative expenses, and the continued deployment of cost saving programs instituted as part of the PSCo/SPS Merger. These decreases were offset, in part, by higher maintenance costs.

      Taxes other than income taxes increased $2.5 million during the six months ended June 30, 1999, as compared to the same period in 1998, primarily due to higher property and franchise taxes.

      Income taxes decreased $5.1 million during the six months ended June 30, 1999, as compared to the same period in 1998, primarily due to the effect of lower pre-tax income. The effective income tax rates for the six months ended June 30, 1999 and 1998 were 37.6% and 37.4%, respectively.

Other Income and Deductions - Net

      Other income and deductions-net increased $1.1 million during the six months ended June 30, 1999, as compared to the same period in 1998, primarily due to the absence of PSCo/SPS Merger and business integration expenses in 1999 ($1.2 million expensed in 1998).

Interest Charges

      Interest charges increased $1.1 million during the six months ended June 30, 1999, as compared to the same period in 1998, primarily due to higher long-term debt costs, resulting from the issuance of $100 million in new debt in March of 1999 and a decrease in the allowance for funds used during construction of approximately $2.0 million resulting from lower construction activities. The new debt issuance was used in part to pay down short-term borrowing, thus lowering other interest expense ($2.6 million).

Commitments and Contingencies

      See Note 5. Commitments and Contingencies in Item 1. FINANCIAL STATEMENTS.

Financing Activities

      Discussion  relating  to  SPS's  financing  activities  is  covered  under
"Financing  Activities"  in  NCE's  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 5.  Commitments and Contingencies in Item 1, Part 1.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1998 Annual Meeting of Shareholders of the Company was held on May 11, 1999.

    Three matters were voted upon at the above meeting: 1) the election of four class II directors; 2) the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1999 calendar year; 3) a shareholder proposal to provide for the elimination of a classified Board of Directors.

    With respect to the election of directors, the votes were as follows:

    Giles M. Forbess       97,960,186 shares for    2,481,044 shares withheld
    Bill D. Helton         97,924,242 shares for    2,516,988 shares withheld
    Albert F. Moreno       97,368,363 shares for    3,072,867 shares withheld
    J. Michael Powers      97,951,525 shares for    2,489,705 shares withheld

    With respect to the appointment of Arthur Andersen LLP as the Company's independent public accountants, the vote was: 98,249,664 shares for; 1,428,762 shares against; 798,463 shares abstain. The proposal passed.

    With respect to the shareholder proposal regarding the elimination of a classified Board of Directors, the vote was : 39,734,874 shares for; 44,214,791 shares against; 3,094,394 shares abstain. The proposal did not pass.

    There were zero broker non-votes with respect to the election of directors and the appointment of Arthur Andersen LLP. Broker non-votes had no effect on the outcome of the shareholder proposal.

(b) A special meeting of the shareholders of the Company was held on June 28, 1999.

    One matter was voted upon at the above special meeting: to approve the Agreement and Plan of Merger, dated March 24, 1999, by and between the Company and NSP.

    With respect to the approval of the Agreement and Plan of Merger, the vote was: 89,813,018 shares for; 5,089,763 shares against; 1,297,284 shares abstain. The proposal passed.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 63 herein.
      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 64 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 65 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 66 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 67 herein for SPS.

      27(a) Financial Data Schedule for NCE as of June 30, 1999.
      27(b) Financial Data Schedule for PSCo as of June 30, 1999.
      27(c) Financial Data Schedule for SPS as of June 30, 1999.

(c) Reports on Form 8-K

The following reports on Form 8-K were filed since the beginning of the second quarter of 1999.

- A combined report on Form 8-K dated June 28, 1999, was filed separately by NCE, PSCo and SPS on June 28, 1999. The items reported were Item 5. Other
Events: Special shareholder meetings were held on June 28, 1999, which approved the NCE/NSP Merger; and Item 7. Financial Statements and Exhibits: Press release filed as Exhibit 99 providing additional information about the merger to form Xcel Energy Inc.

- A report on Form 8-K dated July 13, 1999, was filed by PSCo on July 22, 1999. The items reported were Item 5. Other Events: Documents related to the issuance of $200,000,000 aggregate principal amount of Series A Senior Notes and Item 7. Financial Statements and Exhibits.

                           NEW CENTURY ENERGIES, INC.
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


                       PUBLIC SERVICE COMPANY OF COLORADO
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.


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



                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.


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

3(b)1* NCE Restated By-laws dated December 15,1998 (Form 10-K,  December
       31, 1998, Exhibit 3(b)1).
3(b)2* PSCo  By-laws  dated  November 20, 1997 (Form 10-K,  December 31, 1997,
       Exhibit 3(b)1).
3(b)3* SPS By-laws  dated  September  29, 1997 (Form 10-K,  December 31, 1997,
       Exhibit 3(b)2).

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 63 herein.

12(b) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 64 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 65 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 66 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 67 herein for SPS.

27(a) Financial Data Schedule for NCE as of June 30, 1999.

27(b) Financial Data Schedule for PSCo as of June 30, 1999.

27(c) Financial Data Schedule for SPS as of June 30, 1999.

*  Previously filed as indicated and incorporated herein by reference.

                                                                 EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................    $ 57,627   $ 57,271
   Interest on borrowings against corporate-owned
      life insurance contracts..................      28,268     24,605
   Other interest...............................      11,961     10,152
   Amortization of debt discount and expense less
      premium ..................................       2,166      1,995
   Interest component of rental expense.........       4,591      4,139
   Dividends on PSCo obligated mandatorily
      redeemable preferred securities...........       7,600      2,111
                                                      ------     ------

     Total......................................    $112,213   $100,273
                                                    ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................    $100,759   $ 99,805
   Fixed charges as above.......................     112,212    100,273
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....      43,982     50,368
                                                      ------     ------

     Total......................................    $256,953   $250,446
                                                    ========   ========

Ratio of earnings to fixed charges..............       2.29       2.50
                                                     ======     ======

                                                                 EXHIBIT 12(b)

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $23,714    $ 21,980
   Other interest...............................       2,549       5,112
   Amortization of debt discount and expense less
      premium                                          1,121       1,121
   Interest component of rental expense.........         382         404
   Dividends on SPS obligated mandatorily redeemable
      preferred securities......................       3,925       3,925
                                                      ------      ------

     Total......................................     $31,691    $ 32,542
                                                     =======    ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 46,226   $ 55,056
   Fixed charges as above.......................       31,691     32,542
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       27,848     32,954
                                                       ------     ------

     Total......................................     $105,765   $120,552
                                                     ========   ========

Ratio of earnings to fixed charges..............         3.34       3.70
                                                         ====       ====

                                                                   EXHIBIT 15(a)

August 13, 1999


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; its Registration Statements (Form S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock and its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan its Form 10-Q for the quarter ended June 30, 1999, which includes our report dated August 13, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN

                                                                   EXHIBIT 15(b)

August 13, 1999


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Registration Statement (Form S-3, File No. 333-81791) pertaining to the shelf registration of Public Service Company of Colorado's Senior Debt Securities its Form 10-Q for the quarter ended June 30, 1999, which includes our report dated August 13, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN

                                                                   EXHIBIT 15(c)
August 13, 1999


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan its Form 10-Q for the quarter ended June 30, 1999, which includes our report dated August 13, 1999, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN