Form 10-Q
period 1999-09-30
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 1999-11-15
CIK 1004858, 81018, 92521

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

           Exact name of registrant as specified in its charter,
           State or other jurisdiction of incorporation or
           organization, Address of principal executive offices
           and Registrant's Telephone Number, including area code
Commission                                                       IRS Employer
File Number                                                   Identification No.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On November 10, 1999, 115,549,242 shares of the Registrant's Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $3,762,572,193.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements ..............................................  1

Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................... 41


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 62

Item 6.  Exhibits and Reports on Form 8-K.................................. 62








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

                         FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements"within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation, Year 2000 issues, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, the consummation of the proposed merger with Northern States Power Company and/or other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
AEP......................................................American Electric Power
CERCLA.....................................Comprehensive Environmental Response,
                                                  Compensation and Liability Act
Cheyenne..................................Cheyenne Light, Fuel and Power Company
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court..............................District Court in and for the
                                                       City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
Dth....................................................................Dekatherm
EPA.........................................U.S. Environmental Protection Agency
e prime...........................................e prime, inc. and subsidiaries
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain.......................Fort St. Vrain Electric Generating Station,
                                           formerly a nuclear generating station
Fuelco..........Fuel Resources Development Co., a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
IRS.....................................................Internal Revenue Service
Kwh................................................................kilowatt-hour
PSCo/SPS Merger........................business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE or Company........................................New Century Energies, Inc.
NCE/NSP Merger..........................business combination between NCE and NSP
NC Enterprises..............................................NC Enterprises, Inc.
NCI..............................................New Century International, Inc.
NMPRC....................................New Mexico Public Regulation Commission
NOx...............................................................Nitrogen Oxide
NSP................................................Northern States Power Company
PCB.....................................................Polychlorinated Biphenyl
PSCo..........................................Public Service Company of Colorado
PSRI.......................................................PSR Investments, Inc.
PUHCA.....................Public Utility Holding Company Act of 1935, as amended
PRPs.............................................Potentially Responsible Parties
PSCCC.............................................PS Colorado Credit Corporation
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
       "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
          to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.
Y2K....................................................................Year 2000
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)


                                    ASSETS

                                                     September 30,  December 31,
                                                        1999            1998
                                                        ----            ----

Property, plant and equipment, at cost:
   Electric ........................................   $7,388,462    $7,097,070
   Gas..............................................    1,283,045     1,210,605
   Steam and other..................................      108,478       111,620
   Common to all departments........................      462,408       423,287
   Construction in progress.........................      393,405       391,100
                                                          -------       -------
                                                        9,635,798     9,233,682
   Less: accumulated depreciation ..................    3,486,585     3,351,659
                                                        ---------     ---------
     Total property, plant and equipment............    6,149,213     5,882,023
                                                        ---------     ---------



Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated  subsidiaries (Note 3)...........     358,069       340,874
   Other.............................................      85,406        64,562
                                                          -------        ------
    Total investments................................     443,475       405,436
                                                          -------       -------


Current assets:
   Cash and temporary cash investments................     40,513        56,667
   Accounts receivable, less reserve for uncollectible
     accounts ($4,809 at September 30, 1999; $4,842 at
     December 31, 1998). .............................    401,029       319,145
   Accrued unbilled revenues..........................    181,955       130,455
   Recoverable purchased gas and electric energy costs     28,645        66,154
   Materials and supplies, at average cost............     78,226        69,298
   Fuel inventory, at average cost....................     30,338        24,653
   Gas in underground storage, at cost (LIFO).........     54,688        52,624
   Prepaid expenses and other.........................     71,997        83,561
                                                          -------        ------
    Total current assets..............................    887,391       802,557
                                                          -------       -------

Deferred charges:
   Regulatory assets (Note 1).........................    351,155       381,632
   Unamortized debt expense...........................     28,697        27,408
   Other..............................................    240,300       172,908
                                                          -------       -------
    Total deferred charges............................    620,152       581,948
                                                          -------       -------
                                                       $8,100,231    $7,671,964
                                                       ==========    ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)


                           CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                        1999            1998
                                                        ----            ----

Common stock.......................................... $1,905,862    $1,866,386
Retained earnings.....................................    788,613       740,677
Accumulated other comprehensive income (Note 1).......      4,757         7,764
                                                          -------        ------
    Total common equity...............................  2,699,232     2,614,827

PSCo and SPS obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely subordinated debentures of PSCo and SPS
  (Note 7)............................................    294,000       294,000
Long-term debt of subsidiaries .......................  2,272,069     2,205,545
                                                        ---------     ---------
                                                        5,265,301     5,114,372
                                                        ---------     ---------
Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................     56,199        61,732
   Employees' postemployment benefits ................     31,237        31,326
                                                           ------        ------
    Total noncurrent liabilities......................     87,436        93,058
                                                           ------        ------

Current liabilities:
   Notes payable and commercial paper ................    521,091       524,394
   Long-term debt due within one year.................    333,640       138,165
   Accounts payable...................................    360,410       285,080
   Dividends payable..................................     69,869        69,271
   Recovered electric energy costs....................      9,538        18,760
   Customers' deposits................................     30,590        30,793
   Accrued taxes......................................     92,016        85,384
   Accrued interest...................................     45,202        50,229
   Other..............................................    121,678       122,747
                                                          -------       -------
    Total current liabilities.........................  1,584,034     1,324,823
                                                        ---------     ---------

Deferred credits:
   Customers' advances for construction...............     59,090        55,400
   Unamortized investment tax credits ................     97,099       100,925
   Accumulated deferred income taxes..................    952,742       947,247
   Other..............................................     54,529        36,139
                                                          -------        ------
    Total deferred credits............................  1,163,460     1,139,711
                                                        ---------     ---------

Commitments and contingencies (Notes 4 and 5)......... ----------    ----------
                                                       $8,100,231    $7,671,964
                                                       ==========    ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                             Three Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................       $701,483  $760,120
   Gas................................................         88,420    96,857
   Other..............................................         22,984    15,907
                                                              -------    ------
                                                              812,887   872,884

Operating expenses:
   Fuel used in generation............................        190,195   200,039
   Purchased power....................................        139,817   199,340
   Cost of gas sold...................................         38,911    51,385
   Other operating and maintenance expenses-regulated.        124,696   135,237
   Other operating and maintenance expenses-nonregulated       25,661    22,614
   Depreciation and amortization......................         70,777    65,520
   Taxes (other than income taxes) ...................         31,451    34,576
                                                              -------    ------
                                                              621,508   708,711
                                                              -------   -------
Operating income......................................        191,379   164,173

Other income and deductions:
   Equity in earnings of Yorkshire Power and other
     unconsolidated subsidiaries (Note 3).............          2,221    10,247
   Miscellaneous income and deductions - net..........            806       905
                                                              -------    ------
                                                                3,027    11,152

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         45,932    42,737
   Other interest.....................................          8,321     7,602
   Allowance for borrowed funds used during
    construction .....................................         (3,727)   (3,962)
   Dividends on PSCo and SPS obligated mandatorily
    redeemable preferred securities of subsidiary
    trusts holding solely subordinated debentures of
    PSCo and SPS......................................          5,763     5,763
                                                                -----     -----
                                                               56,289    52,140
                                                               ------    ------

Income before income taxes............................        138,117   123,185
Income taxes..........................................         40,190    32,413
                                                              -------   ------
Net income............................................        $97,927   $90,772
                                                              =======   =======

Weighted average common shares outstanding:
   Basic..............................................        115,386   111,606
   Diluted............................................        115,399   111,722

Basic and diluted earnings per share of
 common stock outstanding                                      $ 0.85   $  0.82
                                                               ======   =======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................   $1,903,291  $1,987,778
   Gas................................................      566,727     574,640
   Other..............................................       58,398      57,442
                                                            -------      ------
                                                          2,528,416   2,619,860

Operating expenses:
   Fuel used in generation............................      476,901     512,238
   Purchased power....................................      397,696     470,302
   Cost of gas sold...................................      372,492     380,641
   Other operating and maintenance expenses-regulated.      391,162     403,917
   Other operating and maintenance expenses-nonregulated     74,652      64,582
   Depreciation and amortization......................      210,174     195,012
   Taxes (other than income taxes) ...................      106,548     100,492
                                                            -------     -------
                                                          2,029,625   2,127,184
                                                          ---------   ---------
Operating income......................................      498,791     492,676

Other income and deductions:
   Equity in earnings of Yorkshire Power and other
    unconsolidated subsidiaries (Note 3)..............       15,245       6,430
   Miscellaneous income and deductions - net..........       (5,345)     (1,040)
                                                            -------      ------
                                                              9,900       5,390

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................      131,284     125,928
   Other interest.....................................       22,572      25,054
   Allowance for borrowed funds used during
    construction .....................................       (9,254)    (12,883)
   Dividends on PSCo and SPS obligated mandatorily
    redeemable preferred securities of subsidiary trusts
    holding solely subordinated debentures of
    PSCo and SPS......................................       17,288      11,799
   Dividend requirements and redemption premium on
     preferred stock of subsidiaries..................            -       5,332
                                                               ----       -----
                                                            161,890     155,230
                                                            -------     -------

Income before income taxes............................      346,801     342,836
Income taxes..........................................       98,339     109,322
                                                            -------     -------
Net income............................................     $248,462    $233,514
                                                           ========    ========

Weighted average common shares outstanding:
   Basic..............................................      115,053     111,320
   Diluted............................................      115,079     111,463

Basic and diluted earnings per share of common
  stock outstanding                                          $ 2.16     $  2.10
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

                          NEW CENTURY ENERGIES, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................       $248,462  $233,514
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        220,299   203,036
     Amortization of investment tax credits...........         (3,826)   (3,836)
     Deferred income taxes............................         18,699   (12,328)
     Equity in earnings of Yorkshire Power and other
       unconsolidated subsidiaries, net...............        (15,245)   (6,430)
     Allowance for equity funds used during construction       (1,069)        -
     Change in accounts receivable....................        (81,436)    7,220
     Change in inventories............................        (16,911)   (7,002)
     Change in other current assets...................         (2,424)   67,840
     Change in accounts payable.......................         72,792   (62,319)
     Change in other current liabilities..............        (13,553)   50,545
     Change in deferred amounts.......................        (58,637)   22,398
     Change in noncurrent liabilities.................         (5,622)   10,347
     Other............................................           (464)       (8)
                                                              -------   -------
       Net cash provided by operating activities......        361,065   502,977

Investing activities:
   Construction expenditures..........................       (476,125) (411,778)
   Allowance for equity funds used during construction          1,069         -
   Proceeds from disposition of property, plant
     and equipment ...................................          2,726     3,755
   Acquisition and disposition of subsidiaries, net of
     cash acquired or sold (Note 3)...................         13,877   (13,725)
   Purchase of other investments......................        (17,217)   (4,006)
   Sale of other investments..........................         13,703     6,313
                                                               ------     -----
       Net cash used in investing activities..........       (461,967) (419,441)

Financing activities:
   Proceeds from sale of common stock.................         29,965    34,280
   Proceeds from sale of PSCo obligated mandatorily
    redeemable preferred securities...................              -   187,700
   Proceeds from sale of long-term debt...............        356,335   247,961
   Redemption of long-term debt.......................        (98,321) (156,838)
   Short-term borrowings - net........................         (3,303)  (25,036)
   Redemption of preferred stock (Note 1).............              -  (181,824)
   Dividends on common stock..........................       (199,928) (191,575)
                                                             --------  --------

       Net cash provided by (used in) financing
           activities ................................         84,748   (85,332)
                                                               ------    ------

       Net decrease in cash and temporary cash
          investments ................................        (16,154)   (1,796)
       Cash and temporary cash investments at
          beginning of period ........................         56,667    72,623
                                                               ------    ------
       Cash and temporary cash investments at end
          of period ..................................       $ 40,513  $ 70,827
                                                             ========  ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                Three Months Ended September 30, 1999 and 1998
                                 (Unaudited)
               (Thousands of Dollars, Except Share Information)

                                                                                                Accumulated
                                                                   Paid                           Other
                                Common Stock, $1 par value          in           Retained     Comprehensive
                                  Shares         Amount           Capital        Earnings         Income        Total
                                  ------         ------           -------        --------         ------        -----

Balance at June 30, 1998        111,491,918   $  111,492        $1,615,789     $  672,718        $  5,624     $2,405,623
Comprehensive income (Note 1):
  Net income..........                    -            -                 -         90,772               -         90,772
  Foreign currency translation
   adjustment.........                    -            -                 -              -           8,656          8,656
                                                                                                                   -----
      Comprehensive income                                                                                        99,428

Dividends declared on
  common stock                            -             -                -        (64,805)              -        (64,805)
Issuance of common stock            239,041           239           10,065              -               -         10,304
                                    -------       -------          -------        -------         -------         ------

Balance at September 30,1998    111,730,959    $  111,731       $1,625,854      $ 698,685       $  14,280     $2,450,550
                                ===========    ==========       ==========      =========       =========     ==========


Balance at June 30, 1999        115,242,268    $  115,242       $1,780,974      $ 757,695       $  (9,410)    $2,644,501
Comprehensive income (Note 1):
  Net income..........                    -             -                -         97,927               -         97,927
  Foreign currency translation
   adjustment.........                    -             -                -              -          14,167         14,167
                                                                                                                  ------
   Comprehensive income                                                                                          112,094

Dividends declared on common stock        -             -                -        (67,009)              -        (67,009)
Repurchase of common stock          (34,360)          (34)          (1,207)             -               -         (1,241)
Issuance of common stock            325,796           326           10,561              -               -         10,887
                                    -------       -------          -------        -------         -------         ------


Balance at September 30,1999    115,533,704    $  115,534       $1,790,328       $788,613        $  4,757   $  2,699,232
                                ===========    ==========       ==========       ========        ========   ============


Authorized shares of common stock were 260 million at September 30, 1999 and 1998.

      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine Months Ended September 1999 and 1998
                                 (Unaudited)
               (Thousands of Dollars, Except Share Information)

                                                                                                Accumulated
                                                                   Paid                           Other
                                Common Stock, $1 par value          in           Retained     Comprehensive
                                  Shares         Amount           Capital        Earnings         Income        Total
                                  ------         ------           -------        --------         ------        -----

Balance at December 31, 1997     110,749,301    $  110,749       $1,583,446     $659,050         $4,142      $2,357,387
Comprehensive income (Note 1):
  Net income..........                     -             -                -      233,514              -         233,514
  Foreign currency translation
   adjustment.........                     -             -                -            -         10,138          10,138
                                                                                                                -------
      Comprehensive income                                                                                      243,652

Dividends declared on common stock         -             -                -     (193,879)             -        (193,879)
Issuance of common stock             981,658           982           42,408            -              -          43,390
                                     -------       -------          -------      -------        -------          ------

Balance at September 30,1998     111,730,959    $  111,731       $1,625,854     $698,685       $ 14,280      $2,450,550
                                 ===========    ==========       ==========     ========       ========      ==========


Balance at December 31, 1998     114,490,772    $  114,491       $1,751,895     $740,677       $  7,764      $2,614,827
Comprehensive income (Note 1):
  Net income..........                     -             -                -      248,462              -         248,462
  Foreign currency translation
   adjustment.........                     -             -                -            -         (3,007)         (3,007)
                                                                                                                -------
      Comprehensive income                                                                                      245,455

Dividends declared on common stock         -             -                -     (200,526)             -        (200,526)
Repurchase of common stock           (34,360)          (34)          (1,207)           -              -          (1,241)
Issuance of common stock           1,077,292         1,077           39,640            -              -          40,717
                                   ---------       -------           ------        -----         ------          ------

Balance at September 30,1999     115,533,704    $  115,534       $1,790,328     $788,613       $  4,757      $2,699,232
                                 ===========    ==========       ==========     ========       ========      ==========


Authorized shares of common stock were 260 million at September 30, 1999 and 1998.

      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS

                                                     September 30,  December 31,
                                                        1999            1998
                                                        ----            ----
Property, plant and equipment, at cost:
   Electric .....................................     $4,548,872    $4,369,134
   Gas...........................................      1,237,877     1,171,198
   Steam and other...............................         58,407        71,986
   Common to all departments.....................        456,752       418,484
   Construction in progress......................        300,288       264,752
                                                        --------      --------
                                                       6,602,196     6,295,554
   Less: accumulated depreciation ...............      2,327,156     2,241,165
                                                       ---------     ---------
     Total property, plant and equipment.........      4,275,040     4,054,389
                                                       ---------     ---------

Investments, at cost:
   Note receivable from affiliate (Note 3).......        192,620       192,620
   Other.........................................         11,475        22,664
                                                        --------      --------
    Total investments............................        204,095       215,284
                                                        --------      --------

Current assets:
   Cash and temporary cash investments...........         14,617        19,926
   Accounts receivable, less reserve for
     uncollectible accounts ($3,057 at September
     30, 1999; $2,254 at December 31, 1998) .....        170,382       172,587
   Accrued unbilled revenues ....................        126,775       119,856
   Recoverable purchased gas and electric energy
     costs ......................................         20,590        62,761
   Materials and supplies, at average cost.......         54,427        47,881
   Fuel inventory, at average cost...............         28,043        22,361
   Gas in underground storage, at cost (LIFO)....         53,676        51,779
   Prepaid expenses and other....................         35,350        46,523
                                                        --------        ------
    Total current assets.........................        503,860       543,674
                                                        --------       -------

Deferred charges:
   Regulatory assets (Note 1)....................        242,988       269,112
   Unamortized debt expense .....................         18,974        17,874
   Other.........................................         84,289        77,303
                                                        --------      --------
    Total deferred charges.......................        346,251       364,289
                                                        --------      --------
                                                      $5,329,246    $5,177,636
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                    September 30,   December 31,
                                                          1999           1998
                                                          ----           ----


Common stock.......................................    $1,302,119    $1,302,119
Retained earnings..................................       338,519       325,213
                                                         --------       -------
    Total common equity............................     1,640,638     1,627,332

PSCo obligated  mandatorily  redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of PSCo (Note 7) ........       194,000       194,000
Long-term debt.....................................     1,619,008     1,643,130
                                                        ---------     ---------
                                                        3,453,646     3,464,462
                                                        ---------     ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions .....................................        48,979        55,537
   Employees' postemployment benefits..............        27,195        27,195
                                                           ------        ------
    Total noncurrent liabilities...................        76,174        82,732
                                                           ------        ------

Current liabilities:
   Notes payable and commercial paper..............       396,300       402,795
   Long-term debt due within one year..............       241,856        44,481
   Accounts payable................................       213,328       226,712
   Dividends payable...............................        44,575        46,461
   Recovered electric energy costs.................         9,538             -
   Customers' deposits.............................        23,894        23,902
   Accrued taxes...................................        45,543        57,848
   Accrued interest................................        34,010        36,729
   Current portion of accumulated deferred income
     taxes ........................................         5,422         8,142
   Other...........................................        69,363        68,729
                                                         --------       -------
    Total current liabilities......................     1,083,829       915,799
                                                        ---------       -------

Deferred credits:
   Customers' advances for construction............        57,702        54,260
   Unamortized investment tax credits .............        90,877        94,459
   Accumulated deferred income taxes...............       541,320       538,581
   Other...........................................        25,698        27,343
                                                         --------       -------
    Total deferred credits.........................       715,597       714,643
                                                         --------       -------

Commitments and contingencies (Notes 4 and 5)......    ----------    ----------
                                                       $5,329,246    $5,177,636
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----
Operating revenues:
   Electric...........................................       $400,892  $466,221
   Gas................................................         82,471    74,635
   Other..............................................            837       745
                                                              -------   -------
                                                              484,200   541,601

Operating expenses:
   Fuel used in generation............................         60,583    61,019
   Purchased power....................................        114,004   182,852
   Gas purchased for resale...........................         34,900    32,928
   Other operating and maintenance expenses...........         93,098    99,529
   Depreciation and amortization......................         50,332    45,344
   Taxes (other than income taxes) ...................         17,527    21,279
   Income taxes  .....................................         23,172    21,816
                                                              -------   -------
                                                              393,616   464,767
                                                              -------   -------
Operating income......................................         90,584    76,834

Other income and deductions - net.....................            114     3,558

Interest charges:
   Interest on long-term debt.........................         32,430    30,781
   Other interest.....................................          7,710     4,816
   Allowance for borrowed funds used during construction       (2,991)   (3,020)
   Dividends on PSCo obligated  mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 7)            3,800     3,800
                                                                -----     -----
                                                               40,949    36,377
                                                               ------    ------
Net income............................................        $49,749   $44,015
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues:
   Electric...........................................   $1,155,904  $1,211,607
   Gas................................................      477,537     473,288
   Other..............................................        5,794       5,946
                                                            -------     -------
                                                          1,639,235   1,690,841

Operating expenses:
   Fuel used in generation............................      167,330     161,202
   Purchased power....................................      340,194     430,783
   Gas purchased for resale...........................      295,462     293,468
   Other operating and maintenance expenses...........      289,646     296,038
   Depreciation and amortization......................      147,694     135,035
   Taxes (other than income taxes) ...................       64,609      62,185
   Income taxes  .....................................       67,154      72,184
                                                            -------     -------
                                                          1,372,089   1,450,895
                                                          ---------   ---------
Operating income......................................      267,146     239,946

Other income and deductions:
   Equity earnings in Yorkshire Power (Note 3)........            -       3,446
   Miscellaneous income and deductions - net..........         (621)      2,641
                                                               ----       -----
                                                              (621)       6,087

Interest charges:
   Interest on long-term debt.........................       92,221      90,047
   Other interest.....................................       19,671      14,967
   Allowance for borrowed funds used during construction     (7,275)     (8,712)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo (Note 7)..       11,400       5,911
                                                            -------      ------
                                                            116,017     102,213
                                                            -------     -------
Net income............................................      150,508     143,820
Dividend requirements and redemption premium on
  preferred stock ....................................            -       5,332
                                                              -----       -----
Earnings available for common stock...................     $150,508    $138,488
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating activities:
   Net income.........................................       $150,508  $143,820
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        154,207   139,227
     Amortization of investment tax credits...........         (3,582)   (3,591)
     Deferred income taxes............................          8,333   (14,798)
     Equity in earnings of Yorkshire Power............              -    (3,446)
     Change in accounts receivable....................          2,205    37,457
     Change in inventories............................        (14,125)   (4,984)
     Change in other current assets...................         46,425    60,580
     Change in accounts payable.......................        (13,384)  (61,444)
     Change in other current liabilities..............         (4,860)   18,111
     Change in deferred amounts.......................         (3,515)  (16,389)
     Change in noncurrent liabilities.................         (6,558)   10,834
                                                              -------   -------
       Net cash provided by operating activities......        315,654   305,377

Investing activities:
   Construction expenditures..........................       (370,148) (338,663)
   Proceeds from disposition of property, plant and
      equipment ......................................         13,242     6,207
   Purchase of other investments......................         (1,689)     (466)
   Sale of other investments..........................         12,878     4,394
                                                              -------   -------
       Net cash used in investing activities..........       (345,717) (328,528)

Financing activities:
   Proceeds from the sale of PSCo obligated mandatorily
     redeemable preferred securities..................              -   187,700
   Proceeds from the sale of long-term debt...........        243,270   247,274
   Redemption of long-term debt.......................        (72,932) (156,414)
   Short-term borrowings - net........................         (6,495)   67,600
   Dividends on common stock..........................       (139,089) (121,790)
   Redemption of preferred stock (Note 7).............              -  (181,824)
   Dividends and redemption premium on preferred stock
     (Note 7) ........................................              -    (8,261)
                                                              -------    ------
       Net cash provided by financing activities......         24,754    34,285
                                                              -------   -------
       Net increase (decrease) in cash and temporary
        cash investments .............................         (5,309)   11,134
       Cash and temporary cash investments at
        beginning of period ..........................         19,926    18,909
                                                               ------    ------
       Cash and temporary cash investments at end of
        period .......................................       $ 14,617  $ 30,043
                                                             ========  ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                                    ASSETS

                                                      September 30, December 31,
                                                          1999         1998
                                                          ----         ----

Property, plant and equipment, at cost:
   Electric........................................... $2,777,837    $2,665,115
   Construction in progress...........................     89,619       121,407
                                                           ------       -------
                                                        2,867,456     2,786,522
   Less: accumulated depreciation.....................  1,104,908     1,057,183
                                                        ---------     ---------
    Total property, plant and equipment...............  1,762,548     1,729,339
                                                        ---------     ---------


Investments, at cost:
   Notes receivable from affiliate....................    119,036       119,036
   Other..............................................      5,717         5,591
                                                          -------       -------
    Total investments.................................    124,753       124,627
                                                          -------       -------

Current assets:
   Cash and temporary cash investments................     12,384         1,350
   Accounts receivable, less reserve for uncollectible
     accounts ($1,362 at September 30,1999; $1,695 at
     December 31, 1998)... ...........................     90,041        76,190
   Accrued unbilled revenues..........................     54,427         9,373
   Recoverable electric energy cost...................      7,434             -
   Materials and supplies, at average cost............     18,085        16,970
   Fuel inventory, at average cost....................      2,295         2,293
   Current portion of accumulated deferred income taxes         -         6,113
   Prepaid expenses and other.........................      4,306         5,248
                                                          -------       -------
    Total current assets..............................    188,972       117,537
                                                          -------       -------

Deferred charges:
   Regulatory assets (Note 1).........................    107,740       111,971
   Unamortized debt expense...........................      8,854         8,767
   Other..............................................     58,111        37,623
                                                          -------       -------
    Total deferred charges............................    174,705       158,361
                                                          -------       -------
                                                       $2,250,978    $2,129,864
                                                       ==========    ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                      September 30, December 31,
                                                           1999        1998
                                                           ----        ----

Common stock..........................................   $348,402    $348,402
Retained earnings.....................................    415,299     389,818
                                                          -------     -------
    Total common equity...............................    763,701     738,220

SPS obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures of SPS (Note 7)                100,000     100,000
Long-term debt........................................    605,840     530,618
                                                          -------     -------
                                                        1,469,541   1,368,838
                                                        ---------   ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions   6,823       5,941
   Employees' postemployment benefits.................      3,482       3,571
                                                          -------     -------
    Total noncurrent liabilities......................     10,305       9,512
                                                          -------     -------

Current liabilities:
   Notes payable and commercial paper.................    103,391      85,162
   Note payable to affiliate..........................          -       9,000
   Long-term debt due within one year.................     90,113      90,113
   Accounts payable...................................     89,215      64,275
   Dividends payable..................................     20,912      20,007
   Recovered electric energy costs....................          -      18,760
   Customers' deposits................................      6,105       5,904
   Accrued taxes......................................     28,303      37,646
   Accrued interest...................................     10,863      12,273
   Current portion of accumulated deferred income taxes     2,810           -
   Other..............................................     20,633      18,011
                                                          -------     -------
    Total current liabilities.........................    372,345     361,151
                                                          -------     -------

Deferred credits:
   Unamortized investment tax credits.................      5,031       5,219
   Accumulated deferred income taxes..................    383,805     380,655
   Other..............................................      9,951       4,489
                                                          -------     -------
    Total deferred credits............................    398,787     390,363
                                                          -------     -------

Commitments and contingencies (Notes 4 and 5)......... ----------  ----------
                                                       $2,250,978  $2,129,864
                                                       ==========  ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                             Three Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues....................................       $290,587  $284,648

Operating expenses:
   Fuel used in generation............................        130,067   139,021
   Purchased power....................................         18,019     9,946
   Other operating and maintenance expenses...........         29,910    34,189
   Depreciation and amortization......................         18,450    17,754
   Taxes (other than income taxes)....................         13,208    12,525
   Income taxes.......................................         25,020    21,755
                                                              -------   -------
                                                              234,674   235,190
                                                              -------   -------
Operating income......................................         55,913    49,458

Other income and deductions - net.....................          2,349     2,233

Interest charges:
   Interest on long-term debt.........................         13,055    11,553
   Other interest.....................................          1,440     2,163
   Allowance for borrowed funds used during construction         (730)     (917)
   Dividends on SPS obligated mandatorily redeemable
     preferred  securities of subsidiary trust holding
     solely subordinated debentures of SPS                      1,963     1,963
                                                                -----     -----
                                                               15,728    14,762
                                                               ------    ------

Net income............................................        $42,534   $36,929
                                                              =======   =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----

Operating revenues....................................       $717,253  $748,386

Operating expenses:
   Fuel used in generation............................        310,095   351,036
   Purchased power....................................         34,528    19,666
   Other operating and maintenance expenses...........         97,572   103,650
   Depreciation and amortization......................         55,357    53,291
   Taxes (other than income taxes) ...................         39,079    35,918
   Income taxes ......................................         52,868    54,709
                                                              -------   -------
                                                              589,499   618,270
                                                              -------   -------
Operating income......................................        127,754   130,116

Other income and deductions - net.....................          6,809     5,571

Interest charges:
   Interest on long-term debt.........................         37,889    34,654
   Other interest.....................................          3,989     7,275
   Allowance for borrowed funds used during construction       (1,963)   (4,115)
   Dividends on SPS obligated  mandatorily redeemable
    preferred  securities of subsidiary trust holding
    solely subordinated debentures of SPS ............          5,888     5,888
                                                                -----     -----
                                                               45,803    43,702
                                                               ------    ------

Net income............................................        $88,760   $91,985
                                                              =======   =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999      1998
                                                               ----      ----
Operating activities:
   Net income.........................................        $88,760   $91,985
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         58,301    56,593
     Amortization of investment tax credits...........           (188)     (188)
     Deferred income taxes............................         13,868    (1,524)
     Allowance for funds used during construction.....         (1,075)        -
     Change in accounts receivable....................        (13,851)   (2,065)
     Change in inventories............................         (1,117)     (994)
     Change in other current assets...................        (51,546)   18,915
     Change in accounts payable.......................         24,940   (32,346)
     Change in other current liabilities..............        (26,690)   19,565
     Change in deferred amounts.......................        (14,111)   38,588
     Change in noncurrent liabilities.................            793      (989)
                                                              -------   -------
       Net cash provided by operating activities......         78,084   187,540

Investing activities:
   Construction expenditures..........................        (88,247)  (64,838)
   Allowance for equity funds used during construction          1,075         -
   Cost of disposition of property, plant and equipment        (1,719)   (2,345)
   Purchase and sale of other investments.............           (126)      186
                                                              -------   -------
       Net cash used in investing activities..........        (89,017)  (66,997)

Financing activities:
   Proceeds from sale of long-term debt...............         99,846         -
   Redemption of long-term debt.......................        (24,733)      (58)
   Short-term borrowings - net........................          9,229   (44,297)
   Dividends on common stock..........................        (62,375)  (71,527)
                                                              -------   -------
       Net cash provided by (used in) financing activities     21,967  (115,882)
                                                               ------  --------
       Net increase in cash and temporary cash investments     11,034     4,661
       Cash and temporary cash investments at beginning
          of period ...................................         1,350       986
                                                                -----       ---
       Cash and temporary cash investments at end
          of period ...................................      $ 12,384   $ 5,647
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

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

Business, Utility Operations and Regulation

      NCE is a registered holding company under the PUHCA and its domestic utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations.

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

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

September 30, 1999                          NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $138,360      $ 61,555       $ 77,321
Nuclear decommissioning costs.......        62,113        62,113              -
Employees' postretirement benefits
  other than pensions...............        54,329        51,543          2,786
Employees' postemployment benefits..        24,526        24,127              -
Demand-side management costs........        31,699        27,414          4,285
Unamortized debt reacquisition costs        32,345        14,733         17,069
Other...............................         7,783         1,503          6,279
                                            ------        ------         ------
  Total.............................      $351,155      $242,988       $107,740
                                          ========      ========       ========

December 31, 1998                           NCE           PSCo            SPS
                                          ------         ------         ------

Income taxes........................      $148,499       $ 69,868      $ 79,116
Nuclear decommissioning costs.......        69,490         69,490             -
Employees' postretirement benefits
  other than pensions...............        57,350         54,461         2,889
Employees' postemployment benefits..        24,888         24,416             -
Demand-side management costs........        37,160         31,984         5,176
Unamortized debt reacquisition costs        33,138         15,769        16,808
Other...............................        11,107          3,124         7,982
                                            ------         ------        ------
  Total.............................      $381,632       $269,112      $111,971
                                          ========       ========      ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of September 30, 1999 and December 31, 1998 are reflected in rates charged to customers. The recovery of regulatory assets over the next three years is estimated to exceed $130 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein and in the NCE, PSCo and SPS 1998 Annual Report on Form 10-K for a more detailed discussion regarding recovery periods.

      On January 27, 1997, the CPUC issued its order on PSCo's 1996 gas rate case. The CPUC allowed recovery of postemployment benefits on an accrual basis under SFAS 112 and denied amortization of the approximately $8.9 million regulatory asset recognized upon the adoption of SFAS 112. PSCo has appealed in the Denver District Court the decision related to this issue. PSCo believes that it will be successful on appeal and that the associated regulatory asset is realizable. On April 1, 1998, in connection with PSCo's annual electric department earnings test filing, PSCo requested approval to recover its electric jurisdictional portion of this regulatory asset totaling approximately $15 million over three years. In December 1998, the CPUC approved a settlement agreement on this matter, which deferred the final determination of the regulatory treatment of these costs pending the outcome of the current appeal of the decision on PSCo's gas rate case. PSCo believes that it will be allowed recovery of SFAS 112 costs on an accrual basis. If PSCo is ultimately unsuccessful in its appeal of the gas rate case decision and/or in its request to recover its electric jurisdictional regulatory asset, all unrecoverable amounts will be written off (see Note 4. Regulatory Matters). PSCo recovered its FERC jurisdictional portion of this regulatory asset.

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

Consolidation and Financial Statement Presentation

      The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in earnings from its unconsolidated investments accounted for under the equity method of accounting. All intercompany items and transactions have been eliminated.

Energy Trading Activities

      The Company and its subsidiaries adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), effective January 1, 1999. EITF 98-10 requires gains or losses resulting from market value changes on energy trading contracts to be recorded in earnings. The initial adoption of EITF 98-10 had no impact on the net income of NCE, PSCo or SPS. For the three and nine month periods ended September 30, 1999, NCE recognized net gains of $759,000 and $208,000, respectively, and PSCo recognized net losses of $330,000 and $252,000, respectively, for market value changes on energy trading contracts. SPS does not currently have any trading activities.

      Revenues and purchased energy costs associated with trading activities are presented net on the income statement in electric and gas revenues. Certain prior year amounts have been reclassified for comparative purposes.

Comprehensive Income

      The Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in financial statements. Comprehensive income and its components were reported in NCE's Consolidated Condensed Statements of Shareholders' Equity for the three and nine month periods ended September 30, 1999. Other comprehensive income consists solely of foreign currency translation adjustments related to the investment in Yorkshire Power.

      For the three and nine month periods ended September 30, 1999, PSCo and SPS had no comprehensive income items, therefore, comprehensive income equals net income. For the same periods in 1998, SPS had no comprehensive income items, therefore, comprehensive income equals net income. For the three months ended September 30, 1998, PSCo had no comprehensive income items, therefore, comprehensive income equals net income.

     PSCo's comprehensive income for the nine months ended September 30, 1998, was impacted solely by activity occurring in the three month period ended March 31, 1998. During the first quarter of 1998, PSCo had a foreign currency translation adjustment of $5.3 million related to the investment in Yorkshire Power, included in comprehensive income. On March 31, 1998, PSCo sold NCI (which includes Yorkshire Power and related foreign currency translation adjustments) to NC Enterprises. The amount of the sale included the accumulated other comprehensive income of $9.4 million at March 31, 1998. As a result of this sale, PSCo had no accumulated other comprehensive income at March 31, 1998, and for all subsequent periods.

Basic and Diluted Earnings Per Share

      Basic earnings per share is based upon the weighted average common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during periods presented.

Employee stock options are the Company's only common stock equivalents. There are no other potentially dilutive securities.

      The potentially dilutive securities included in the computation of diluted earnings per share were 13,000 and 26,000 for the three and nine month periods ended September 30, 1999, respectively, and 116,000 and 143,000 for the three and nine month periods ended September 30, 1998, respectively. These shares had no impact on the Company's reported earnings per share information.

      Approximately 2,130,000 common shares are issuable under stock option grants as of September 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

Statements of Cash Flows - Non-cash Transactions:

      Shares of common stock (200,880 in 1999 and 222,362 in 1998), valued at the market price on the date of issuance (approximately $10 million in 1999 and 1998), were issued to a savings plan of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years. The stock issuances were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

     Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc. (see Note 6. Acquistions and Divestitures). The changes in current assets, current liabilities and deferred amounts for periods prior to this sale are reflected in operating activities on the NCE Consolidated Condensed Statement of Cash Flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the NCE, PSCo and SPS 1998 Annual Report on Form 10-K for a summary of the companies and their subsidiaries significant accounting policies.

2. Proposed Merger with Northern States Power Company (NCE, PSCo and SPS)

      On March 24, 1999, NCE and NSP, entered into an Agreement and Plan of Merger (the "NCE/NSP Merger Agreement") providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the merger and the holding company for the combined assets and operations. NSP will be renamed Xcel Energy Inc. ("Xcel Energy"). Concurrently with the closing of the NCE/NSP Merger, NSP will contribute all of its utility assets, other than shares that it owns in subsidiaries, to a newly formed wholly-owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to a new utility subsidiary, NCE and NSP may negotiate a mutually acceptable alternative.

      Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at September 30, 1999, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

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

      NCE and NSP estimate regulated cost savings of approximately $1.1 billion, net of merger costs and costs to achieve the savings, in the first 10 years after the transaction is completed. Nonrecurring costs directly attributable to the NCE/NSP Merger are being deferred by NCE. These costs are expected to be amortized to expense by the Company's utility subsidiaries in periods subsequent to the consummation of the merger consistent with the anticipated recovery in rates.

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

      Applications or submissions to the state utility regulators, where required, and the FERC were completed in July 1999. In general, such filings propose the sharing of cost savings among customers and shareholders for up to five years. The required authorizations from the state utility regulators in Kansas and Wisconsin have been obtained and orders are expected from state regulators in Arizona and Oklahoma by year-end. Hearings have been scheduled during the first quarter of 2000 in Colorado, Minnesota, New Mexico, North Dakota, Texas and Wyoming and orders are expected by the end of the second quarter of 2000. NCE and NSP are negotiating with the parties to certain protests filed with the FERC to resolve any significant concerns and allow the FERC's review to proceed expeditiously. NCE and NSP also have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to take another 9 to 12 months to complete.

      A merger integration team, consisting of executives from each company, was formed and is overseeing merger-related activities and the future integration of operations of NCE and NSP. It is Management's intention that the combined company will begin realizing certain savings upon the consummation of the NCE/NSP Merger.

      The following unaudited summarized pro forma financial information gives effect to the NCE/NSP Merger as if it had occurred at September 30, 1999 for balance sheet information and at January 1, 1999 for income statement information. This financial information should be read in conjunction with the historical financial statements and related notes of NCE and NSP, which are included in the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q of the respective companies.

      The unaudited summarized pro forma financial information has been prepared using information provided by NSP. This information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.

Unaudited Summarized Pro Forma Balance Sheet information as of September 30, 1999 (in millions):

                             NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Utility plant - net.....   $4,400      $6,149      $1,236      $11,785
Current assets..........      892         887           -        1,779
Other assets............    3,393       1,064      (1,236)       3,221
                           ------      ------      ------       ------
  Total assets..........   $8,685      $8,100      $    -      $16,785
                           ======      ======      ======      =======

Common equity...........   $2,548      $2,699      $    -      $ 5,247
Preferred securities....      305         294           -          599
Long-term debt..........    2,393       2,272           -        4,665
                           ------      ------      ------      ------
  Total capitalization..    5,246       5,265           -       10,511
Current liabilities.....    1,919       1,584           -        3,503
Other liabilities.......    1,520       1,251           -        2,771
                           ------      ------      ------      ------
  Total equity and
    liabilities .......    $8,685      $8,100      $    -     $ 16,785
                           ======      ======      ======     ========

      The unaudited pro forma balance sheet information at September 30, 1999 reflects reporting adjustments to conform the presentation of nonregulated property (in property, plant and equipment).

Unaudited Summarized Pro Forma Income Statement information for the nine months ended September 30 (in millions):

   1999                      NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Revenues................   $2,216      $2,528      $  357      $5,101
Operating income........      276         499         166         941
Net income..............      175         248           -         423
Earnings available for
  common ...............      171         248           -         419
Earnings per share......    $1.12       $2.16           -       $1.27

   1998
Revenues................   $2,106      $2,620      $  195      $4,921
Operating income........      279         493         127         899
Net income..............      194         234           -         428
Earnings available for
 common ................      189         234           -         423
Earnings per share......    $1.26      $ 2.10           -       $1.31

      The unaudited pro forma income statement information for the nine months ended September 30, 1999 and 1998 reflect reporting adjustments to conform the presentation of nonregulated revenues and equity earnings in operating revenues.

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

      In August 1999, the Office of Gas and Electricity Markets ("Ofgem"), the body appointed by the U.K. government to regulate the gas and electricity industries in the U.K., published draft price proposals for the U.K.'s regional electric distribution businesses that would be effective for the five-year period beginning April 1, 2000 and provide for price reductions of 15% to 20% in Yorkshire Power's distribution revenues. Yorkshire Power filed comments on September 17, 1999 with Ofgem, primarily dealing with Ofgem's analysis used in the development of the recommendations included in the August price proposals. On October 8, 1999, Ofgem issued an update to its August proposals which provided for a 15% reduction in Yorkshire Power's distribution revenues and a further 8% transfer of costs to Yorkshire Power's electricity supply business.

     Additionally, on October 8, 1999, Ofgem issued draft electricity supply price proposals. The proposals provide for a supply price cap for domestic U.K. consumers which would apply for two years from April 2000 until March 2002 and would not apply to small industrial and commercial customers, where the market was sufficiently competitive. These new supply proposals for Yorkshire Power provide for a real price reduction of approximately 10.7% (of which 7.3% is due to lower distribution use of system charges arising from the distribution price control review) on the standard domestic tariff and a nominal price freeze from April 2001 ending in March 2002. If Yorkshire Power does not agree with Ofgem's proposed public electricity supplier ("PES") license amendment resulting from either the distribution or supply price control review then the regulator may refer the proposals to the Competition Commission. Following the publication of the Competition Commission's report, the regulator may make appropriate modifications to Yorkshire Power's PES License.

     Ofgem is expected to publish final proposals on both the distribution and the supply businesses at the end of November 1999. Yorkshire Power's management intends to take all available opportunities to grow revenues and reduce costs to mitigate the impact of the final Ofgem distribution and supply price proposals. Should Yorkshire Power be unable to grow revenues and reduce costs to the extent required to offset the effect of the price proposals, the Company's equity earnings from its investment in Yorkshire Power will be reduced in comparison to its current level of earnings.

      Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, a NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million of which $192.6 remains outstanding at September 30, 1999. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. In October 1998, NCE contributed $100 million to NC Enterprises, which was used to reduce the principal balance of the promissory note to PSCo. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo.

      Summarized  income  statement   information  for  the  nine  months  ended
September 30, 1999 and 1998, respectively is presented below (in millions):

                                                      1999      1998
                                                      ----      ----
    Yorkshire Power:
      Operating revenues.......................    $1,679.7   $1,677.3
                                                   --------   --------
      Operating income.........................       200.5      264.8
                                                   --------      -----
      Net income...............................    $   38.5   $   13.6
                                                   ========   ========
    NCI's equity in earnings of Yorkshire Power    $   19.2   $    6.8
                                                   ========   ========

      NCI's equity in earnings of Yorkshire Power increased by approximately $12.4 million for the nine months ended September 30, 1999, when compared to the same period in 1998, primarily due to the impact of one-time items recognized in 1998. In the second quarter of 1998, Yorkshire Power recognized an impairment of its investment in Ionica, a wireless telecommunications company, upon the May 22, 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank finance had been unsuccessful. In November 1998, Ionica was placed into receivership and an administrator was appointed to oversee its operations and distribute its remaining assets. The impairment, reflecting a write down to fair market value, was offset, in part, by an unrelated tax adjustment. These two items reduced NCI's equity earnings in Yorkshire Power by approximately $16 million. The investment in Ionica was subsequently sold with no further adverse financial impact.

      The unaudited pro forma financial information, for the nine months ended September 30, 1998, presented below for PSCo assumes that NCI was sold to NC Enterprises, effective January 1, 1998. The pro forma adjustments represent the removal of NCI's net income from PSCo and the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises. Based upon the above assumptions, shown below is unaudited pro forma financial information for the nine months ended September 30, 1998 (in millions):

                                                          PSCo Earnings
                                                              1998
                                                              ----
Net income...............................................     $143.8

Pro forma adjustments:
  NCI's net income.......................................       (2.8)
  Interest income from promissory note, net of tax.......        3.2
                                                               -----
Pro forma result.........................................     $144.2
                                                              ======

4. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

- an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
- a Quality of Service Plan ("QSP") designed with performance measures to effectively penalize or reward PSCo based on the quality of service provided to retail customers. Subsequent to the approval of the performance based regulatory plan, the reward structure was eliminated for the years 1999-2001; and
- an Incentive Cost Adjustment ("ICA") which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

PSCo filed with the CPUC its proposed Performance Based Regulatory Plan adjustment for calendar year 1998. This adjustment provides the means for implementing the sharing mechanism for the customers' portion of earnings over PSCo's authorized return on equity threshold. PSCo recorded an estimated refund obligation of $8 million for the 1998 earnings test. Hearings related to the final determination of sharing of 1998 earnings, by the CPUC, are scheduled for November 1999. Since July 1998, PSCo has been refunding amounts related to its earnings test refund obligation to customers through bill credits. PSCo's believes that any obligations related to the sharing of earnings or the QSP will not have a materially adverse affect on PSCo's financial condition or position.

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

SPS Merger Related Rate Reductions

      Under the various regulatory commission approvals, SPS is required to provide credits to customers over five years from the date of the PSCo/SPS Merger, August 1, 1997, for one-half of the measured non-fuel operation and maintenance expense savings associated with the PSCo/SPS Merger. SPS will provide guaranteed minimum annual credits to retail customers of $3 million in Texas, $100,000 in Oklahoma and $10,000 in Kansas and $1.5 million to wholesale customers.

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

Texas

      The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in underrecovered fuel costs associated with the Texas retail jurisdiction. SPS has entered into a settlement agreement with the General Counsel of the PUCT, which, if approved, would provide for the recovery of substantially all fuel costs. The final outcome of this fuel reconciliation proceeding is pending. Various parties in the proceedings are contesting the settlement agreement, which includes the recovery of the Thunder Basin costs discussed below. Hearings were held in October 1999. It is anticipated that a decision will be issued during the first quarter of 2000.

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

      During 1996 and 1997, SPS obtained conditional approval from the FERC to collect portions of the Thunder Basin judgment from wholesale customers and the NMPRC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. In May 1997, SPS filed a request with the PUCT to surcharge undercollected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. The PUCT issued a decision, which denied recovery of the judgment through a surcharge on the grounds that the costs were not classified as fuel costs. In 1997, SPS expensed approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment and recognized an equal amount as deferred revenue in anticipation of future recovery through the pending fuel reconciliation proceeding.

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

Wholesale - FERC

      In 1989, the FERC issued its final order regarding a 1985 wholesale rate case. SPS appealed certain portions of that order that related to recognition of rates for the reduction of the federal income tax rates from 46% to 34%. The United States Court of Appeals remanded the case, directing the FERC to reconsider SPS's claim. Negotiated settlements with certain customers were reached, and approved by the FERC, in 1993 and 1995, with SPS receiving approximately $10 million, including interest. Settlement agreements were reached with the two remaining customers during 1998 and approved by the FERC. In June 1998, SPS recorded $7.7 million of additional revenues in connection with the settlement. For the year ended December 31, 1998, SPS recorded $16.9 million of additional revenues and $7.6 million of additional depreciation expense.

Cheyenne Rate Case

     On August 13, 1999, Cheyenne filed a combined gas and electric rate case with the Public Service Commission of Wyoming ("WPSC") requesting a $2.3 million increase in electric and a $1.3 million increase in gas base rates, including a 12% return on equity. This follows the expiration of the two-year moratorium on filing rate cases in connection with the WPSC approval of the PSCo/SPS Merger. Hearings are scheduled to begin in January 2000. Cheyenne intends to pursue settlement discussions.

Deregulation Legislation (NCE and SPS)

New Mexico

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000. Before January 1, 2001, SPS must separate its utility operations into at least two segments: a) energy generation services and b) transmission and distribution (including retail operations) services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company will be prohibited from providing unregulated services.

Texas

      On June 18, 1999, an electric utility restructuring act ("SB-7") was passed in Texas, which allows for retail competition, for most areas of the state, beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002 together with an annual earning test; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes.

      As part of the above Texas legislation, SPS is required to file a separation plan, on January 10, 2000, for the unbundling of business activities relating to 1) generation, 2) transmission and distribution and 3) retail services.  The plan is to be  implemented  on  January  1,  2002.  Also,  SPS is required  to file a rate  case  on  April  1,  2000  to set  the  rates  for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company is evaluating the effect of these filings on SPS.

      The legislation specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated stranded costs, must direct any excess earnings indicated in the annual earnings tests during the period January 1, 1999 through December 31, 2001 to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

      Additionally, the Texas legislation requires that no generation company can own and control more than 20% of the installed capacity located in or capable of delivering electricity to a power region. Utilities owning more than 400 Mw must auction entitlements to at least 15% of the utility's installed generation capacity used for providing electric services to Texas retail customers. The capacity entitlement auctions are to continue for 5 years or until 40% of the utility's residential and small commercial customers served prior to the start date of competition are served by non-affiliated companies. The legislation includes several possible remedies to market power abuses. These provisions are not immediately applicable to SPS due to the existing transmission constraints and market power issues in the Panhandle region.

      In connection with the NCE/NSP Merger approval proceedings, the Company filed supplemental testimony with the PUCT in October 1999 outlining its plan to address the various provisions of SB-7. In general, the plan presented by the Company provides for the transfer of ownership or control of 595 Mw of generating capacity (either through capacity entitlement auction or divesting) to other competitors and the addition of transmission lines to import an additional 400 Mw from other geographic regions. The major components of this plan include the following:

- auction entitlements (409 Mw or 15 percent of installed generation capacity) to capacity owned and controlled by SPS, that is dedicated to serving Texas retail customers, by January 1, 2002. The Company would continue to own and operate the capacity, but competitors would have the right to dispatch the power.
- divest 186 Mw of SPS-area generating capacity by January 1, 2002 in order to further reduce market dominance,
-  separate SPS existing  competitive  functions  beginning  September 1, 2000,
-  unbundle SPS into three  separate  companies  beginning January 1, 2002, and
- implement a pilot program for retail access for at least 5 percent of its Texas retail load in June 2001 and to expand the pilot program to 20% of customer load in 2002. Most of the other Texas utilities will be moving to full customer choice in 2002.

The SPS plan is designed to address the market power issues related to the deregulation legislation and would promote further competition before the end of 2006 by allowing only competitors to build new plants in the region between now and then, by adding even more transmission lines, and possibly by further divesting some generation. Hearings on the NCE/NSP Merger are scheduled to begin in late February, 2000 and the final order is expected in the second quarter of 2000.

Financial Reporting Considerations

      The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. While legislation has been enacted in Texas and New Mexico, there are several unresolved issues that will significantly impact how and when deregulation related to the generation portion of the business, will be implemented by SPS. It is expected that SPS will discontinue the application of SFAS 71 related to the generation portion of the business when the provisions of EITF 97-4 have been met.

Gas Utility Matters

PSCo Rate Cases

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0%
return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Issue). On June 8, 1999, the CPUC approved an increase in base rates of approximately $15 million with an 11.25% return on equity, effective July 1, 1999. PSCo was also allowed recovery of certain environmental costs. Prudently incurred year 2000 costs will be recovered under a separate mechanism beginning in 2000.

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs (associated with the PSCo/SPS merger) related to the gas business (see Note 1. Summary of Significant Accounting Policies). PSCo filed a petition with the Denver District Court appealing the CPUC's decision. PSCo anticipates a decision during late 1999.

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

      Under  the  CERCLA,  the  EPA  identified,  and a Phase  II  environmental assessment revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, PSCo sold scrap metal and electrical equipment to Barter for reprocessing. PSCo has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. In January 1996, a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and PSCo in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.8 million including the judgement and interest. In July 1997, the Colorado Court of Appeals sent back to trial court the previously awarded judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with certain policies. Previously, PSCo had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. Both sides of the litigation filed petitions for certiorari to the Colorado Supreme Court, which granted a hearing on several issues. In September 1999, the Colorado Supreme Court held that PSCo was entitled to coverage on all policies, but that the trial court should have allocated the damages and self-insured retentions over the entire period the facilities were in operations. Although the Colorado Supreme Court remanded the judgement to the trial court for additional proceedings, it suggested that its ruling may reduce PSCo's available recovery to approximately $1.4 million. Settlement has been achieved with two small PRPs, although the Company has been ultimately unsuccessful recovering from the remaining has PRP's. In March 1998, PSCo sold the remaining Barter properties, and the total proceeds were $1.1 million. PSCo requested recovery of environmental costs of approximately $7.7 million related to Barter over four years, in its proposed Performance Based Regulatory Plan for calendar year 1998 (see Note 4. Regulatory Matters).

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

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990 ("CAAA"), coal-fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. PSCo and SPS's facilities must comply with the Phase II requirements, which will be effective in the year 2000. Currently, these regulations permit compliance with SO2 emission limitations by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 and Nox through the combination of: (1) the use of low sulfur coal, (2) the operation of air quality control equipment on certain generation facilities, and (3) allowances issued by the EPA and purchased from other companies.

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

Craig Steam Electric Generating Station

      In October 1996, a conservation  organization  filed a complaint in the U.
S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: (1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and
(2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. Settlement discussions were held in 1998, although no settlement was achieved. On March 8, 1999, the U. S. District Court ruled on all pending motions in the case. It held that: (1) the conservation organization has standing to bring the litigation; (2) the conservation organization may rely on continuous opacity monitor data to demonstrate the plant's violation of the opacity standard; (3) the Craig Station owners may challenge the accuracy of the monitor data at trial; and (4) the conservation organization must prove at trial that the station has not operated with good pollution control practices. The parties, the EPA and the CDPHE entered into mediation in an attempt to resolve all air quality matters related to the facility. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that any potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

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

      On June 4, 1999, the Nuclear Regulatory Commission ("NRC") approved the transfer of the ISFSI to the DOE. The NRC has been notified by the DOE that license transfer activities have been completed. NRC has performed their final inspection of the ISFSI. All functions, responsibilities, ownership and liabilities now reside with the DOE.

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

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. Remediation and testing phases for all critical IT systems were completed by June 30, 1999. For critical non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory, assessment, remediation and testing phases were also completed by June 30, 1999. NCE has achieved "Y2K Ready" status for all mission-critical electrical generating and transmission facilities. Readiness was accomplished by June 30, 1999, in accordance with the guidelines established by the North American Electric Reliability Council ("NERC"). NCE is a participant in the NERC Y2K Program that has established reporting criteria and milestone dates for electric utilities. The final step of this program was the submittal of a letter to the president of NERC, certifying that the company has met the NERC Y2K goal. NCE submitted its Y2K certification letter, without exceptions, with its June 1999 NERC report. In October 1999, NCE successfully completed an external review of NCE's Y2K program by an independent third party. The review criteria followed by the external review team were developed for the independent verification and validation study that NERC is conducting for the DOE.

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

      The Company currently expects to incur costs of approximately $17 million (approximately $13 million has been spent through September 30, 1999) in operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The Company has spent approximately $18 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. PSCo and SPS have incurred the majority of these costs. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred through the nine months ended September 30, 1999; and the estimated costs to be incurred during the remainder of 1999 and the first quarter of 2000. A significant portion of the remaining costs to be incurred consists of finalizing remaining work on nonmission-critical systems, testing, project management and contingency planning.

                                                               Remaining       Estimated
                          Actual Costs      Actual Costs    Estimated Costs  Total Project
                          1998 and Prior        1999         to be Incurred      Costs
                          --------------     --------       --------------      -------
                                                     (in millions)

Operating expenses..           $8.0            $3.9               $3.0           $14.9
Capital for automated
     system components          0.7             0.6                0.3             1.6
IT replacement projects:
     Operating......            0.2             0.6                0.1             0.9
     Capital........            6.4            10.9                  -            17.3
                               ----            ----               ----           -----
       Total........          $15.3           $16.0               $3.4           $34.7
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

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change. In September 1999, PSCo and SPS successfully participated in an inter-control center drill involving utilities of the Rocky Mountain Power Area and Southwestern Power Pool respectively, simulating islanding and restoration of generation facilities.

      The Company has substantially completed all major Y2K initiatives. Based on the results of all testing completed to date, management does not anticipate any significant Y2K related events and, accordingly, does not believe such matters will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

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

Sale of Texas-Ohio Gas, Inc.

      Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc., a gas marketing company, including all retail gas marketing contracts serving customers in the northeast region of the U.S. Certain operations were retained and transferred to e prime and its subsidiaries. This sale did not have a significant impact on the Company's financial position, results of operations or cash flows.

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

8. Business Segment Information (NCE, PSCo and SPS)

NCE:
      NCE has three reportable segments: electric utility, gas utility and international. The electric utility segment consists primarily of the activities of the three regulated operating companies that provide wholesale and retail electric service in the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. The gas utility segment consists primarily of the activities of three regulated operating companies providing retail gas service in the states of Colorado and Wyoming. The international segment consists of equity investments in foreign operations held by NCI since 1997. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those primarily include a company involved in non-regulated power and gas marketing activities throughout the United States; a company that invests in and develops cogeneration and energy related projects; a company that is engaged in engineering, design construction management and other miscellaneous services and a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                                                                           Eliminations/
Three months ended:      Electric     Gas                          All     Unallocated     Consolidated
September 30, 1999       Utility     Utility    International    Other      Amounts *         Total
                         --------    -------    -------------   ------      ---------         -----

Revenues:
 External customers    $  701,597    $83,504      $     -       $27,786    $      -       $812,887
 Intersegment                 111      1,347            -        41,126     (42,584)             -
 Segment profit            89,210     (3,638)       7,974         6,921      (2,540)        97,927

September 30, 1998
Revenues:
 External customers    $  759,926    $75,871      $     -       $37,087    $      -       $872,884
 Intersegment                 221      1,171            -        25,986     (27,378)             -
 Segment profit            86,731     (6,869)      16,321         4,389      (9,800)        90,772

Nine months ended:
September 30, 1999
Revenues:
 External customers    $1,903,181   $487,018      $     -      $138,217    $      -     $2,528,416
 Intersegment                 373      5,005            -        91,120     (96,498)             -
 Segment profit           207,338     13,465       26,049        10,299      (8,689)       248,462

September 30, 1998
Revenues:
 External customers    $1,987,033   $483,580      $     -      $149,247    $      -     $2,619,860
 Intersegment                 835      3,521            -        56,489     (60,845)             -
 Segment profit           217,004     16,748       13,161        18,458     (31,857)       233,514

* Certain financing costs have been allocated to the operating segments in 1999.

PSCo:
      PSCo has two reportable segments: electric utility and gas utility. During 1998, PSCo had three reportable segments: electric, gas and international. The electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in the state of Colorado. The gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees and a finance company that finances certain of PSCo's current assets. The International segment does not apply to PSCo in 1999, as PSCo sold NCI to NC Enterprises effective March 31, 1998, (see Note 3. Investment in Yorkshire Power).

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                                                                           Eliminations/
Three months ended:      Electric     Gas                          All     Unallocated     Consolidated
September 30, 1999       Utility     Utility    International    Other      Amounts *         Total
                         --------    -------    -------------   ------      ---------         -----
Revenues from
 external customers    $  400,892   $ 82,471      $     -      $   837     $       -      $  484,200
Segment profit             49,092     (3,579)           -        4,236             -          49,749

September 30, 1998
Revenues from
 external customers    $  466,221   $ 74,635      $     -      $   745     $       -      $  541,601
Segment profit             50,908     (7,152)           -        6,095        (5,836)         44,015

Nine months ended:
September 30, 1999
Revenues from
 external customers    $1,155,904   $477,537      $     -      $ 5,794     $       -      $1,639,235
Segment profit            122,483     13,202            -       14,823             -         150,508

September 30, 1998
Revenues from
 external customers    $1,211,607   $473,288      $     -      $ 5,946     $       -      $1,690,841
Segment profit            128,812     16,077        2,799       13,407       (22,607)        138,488

* Certain financing costs have been allocated to the operating segments in 1999.

SPS:
     SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $290.6 million and $284.6 million for the three months ended September 30, 1999 and 1998, respectively. Revenues from external customers for this reportable segment were $717.3 million and $748.4 million for the nine months ended September 30, 1999 and 1998, respectively.

9.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1998 Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the three and nine months ended September 30, 1999 should not be taken as an indication of earnings for all or part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income and shareholders' equity for the three and nine-month periods ended September 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
November 9, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income for the three and nine-month periods ended September 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
November 9, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of September 30, 1999, and the related condensed statements of income for the three and nine-month periods ended September 30, 1999 and 1998 and the condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
November 9, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

NCE/NSP Merger

      On March 24, 1999, the Company and NSP entered into an Agreement and Plan of Merger providing for a strategic business combination of the companies. Consummation of this "merger of equals" is subject to certain closing conditions and the obtaining of applicable regulatory approvals. Assuming all regulatory approvals can be achieved in a timely manner, it is expected the NCE/NSP Merger will be completed in the later half of 2000. At the special shareholder meetings on June 28, 1999, the shareholders of NCE and NSP approved the Agreement and Plan of Merger. The name of the merged company will be Xcel Energy Inc. The combined company is anticipated to be one of the top 10 largest gas and electric energy companies in the U.S. Xcel Energy Inc. will serve approximately 3 million electricity customers and 1.5 million natural gas customers in portions of twelve states. See Note 2. Proposed Merger with Northern States Power Company in
Item 1. FINANCIAL STATEMENTS.

Earnings

      Earnings per share (basic and diluted) were $0.85 for the third quarter of 1999 as compared to $0.82 per share (basic and diluted) for the third quarter of 1998. The increase in earnings was primarily attributed to higher retail electric and gas sales resulting from continuing customer growth in Colorado and lower operating and maintenance expenses in the Company's regulated businesses. Electric customer growth was approximately 2.0% over the prior year, with growth in natural gas customers of approximately 3.4%.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the third quarter of 1999 as compared to the same period in 1998 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
Retail................................................    $(18,085)
Wholesale.............................................     (92,620)
Other (including unbilled revenues)...................      52,068
                                                           -------
  Total revenues......................................     (58,637)
Fuel used in generation...............................      (9,844)
Purchased power.......................................     (59,523)
                                                           -------
  Net increase in electric margin.....................    $ 10,730
                                                          ========

      The following table compares electric Kwh sales by major customer classes for the third quarter of 1999 and 1998.
                                              Millions of Kwh Sales
                                                1999      1998    % Change *
                                                ----      ----    ----------
Residential................................     2,947     2,885      2.2%
Commercial and industrial..................     7,654     7,572      1.1
Public authority...........................       203       247    (17.8)
                                                -----     -----
  Total retail.............................    10,804    10,704      0.9
Wholesale..................................     4,247     5,189    (18.2)
                                                -----     -----
  Total....................................    15,051    15,893     (5.3)
                                               ======    ======

Power marketing and trading................     3,067       666     **
                                                =====     =====

*   Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased $10.7 million or approximately 3.0% in the third quarter of 1999, when compared to the third quarter of 1998, primarily due to slightly higher retail sales resulting from customer growth. This increase was offset, in part, by an increase in PSCo's provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity. Retail revenues decreased overall despite the higher sales due to lower fuel cost recovery. Wholesale revenues decreased due to lower non-firm sales in 1999. Power trading activities have increased, although revenues and purchased energy costs for these activities are presented net for financial reporting purposes. The electric margin on power trading activities is not significant.

      The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis (see
Note 4. Regulatory Matters in Item 1. FINANCIAL Statements). PSCo has an ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo recognized cost increases associated with the ICA of approximately $5.6 million during the third quarter 1999, compared to the prior year.

      Fuel used in generation expense decreased $9.8 million during the third quarter of 1999, as compared to the same quarter in 1998, due primarily to reduced generation and lower coal costs at SPS. This decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs.

      Purchased power expense decreased $59.5 million during the third quarter of 1999, as compared to the same quarter in 1998, primarily due to a lower volume of non-firm purchases related to wholesale marketing.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the third quarter of 1999 as compared to the same period in 1998 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $(9,200)
Gas purchased for resale..............................     (12,474)
                                                           -------
 Net increase in gas sales margin.....................       3,274
Transportation revenues...............................         763
                                                           -------
 Increase in net gas margin...........................     $ 4,037
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the third quarter of 1999 and 1998.
                                      Millions of Dth Deliveries
                                                1999  1998    % Change *
                                                ----  ----    ----------
Residential................................      7.3   6.6      11.2%
Commercial.................................      4.1   4.1       0.4
                                               ----- -----
  Total sales..............................     11.4  10.7       7.1
Transportation.............................     28.1  25.8       8.8
                                               ----- -----
  Total....................................     39.5  36.5       8.3
                                               ===== =====
Non-regulated gas marketing and trading....     61.5  16.4       **
                                               ===== =====

*    Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased during the third quarter of 1999, when compared to the third quarter of 1998, primarily due to higher retail sales at PSCo resulting from customer growth of approximately 3.4% and higher gas rates effective July 1, 1999, resulting from PSCo's 1998 rate case (approximately $1.3 million). Although non-regulated gas marketing and trading sales increased significantly, the margin on such sales decreased slightly when compared to the prior year.

      Gas transportation revenues increased approximately $0.8 million during the third quarter of 1999, when compared to the third quarter of 1998, primarily due to higher deliveries at PSCo.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1999, as compared to the third quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues increased approximately $7.1 million primarily due to an increase in revenue from energy management and consulting services. Corresponding increases in other operating and maintenance expenses-nonregulated resulted from these activities.

      Equity earnings from Yorkshire Power decreased $6.6 million over 1998 primarily due to lower operating earnings in 1999 which were impacted by the removal of "pass through" energy cost recovery mechanisms, higher per unit energy costs in the summer months with lower sales and continued competition for customers (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $10.5 million from the continued deployment of cost saving-programs instituted as part of the PSCo/SPS Merger. Other operating and maintenance expense-non-regulated increased $3.0 million primarily due to increased costs in providing energy management and consulting services.

      Depreciation and amortization expense increased $5.3 million primarily due to higher depreciation expense from property additions.

      Taxes other than income taxes decreased approximately $3.1 million due to a $7.0 million refund of business and personal property taxes in Colorado offset, in part, by higher utility property tax accruals resulting from an increase in plant investment and higher valuation rates.

      Income taxes increased $7.8 million during the third quarter of 1999, when compared to the same quarter in 1998, primarily due to higher pre-tax income.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Earnings

      Earnings per share (basic and diluted) were $2.16 for the first nine months of 1999 as compared to $2.10 per share (basic and diluted) for the first nine months of 1998. The increase in earnings were primarily attributed to a higher electric margin resulting from customer growth and an increased contribution from the Company's investment in Yorkshire Power.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first nine months of 1999 as compared to the same period in 1998 (thousands of dollars).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
Retail................................................   $ (39,608)
Wholesale.............................................    (110,081)
Other (including unbilled revenues)...................      65,202
                                                           -------
  Total revenues......................................     (84,487)
Fuel used in generation...............................     (35,337)
Purchased power.......................................     (72,606)
                                                           -------
  Net increase in electric margin.....................     $23,456
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first nine months of 1999 and 1998.

                                              Millions of Kwh Sales
                                                 1999       1998   % Change *
                                                 ----       ----   ----------
Residential................................      7,903     7,781      1.6%
Commercial and Industrial..................     20,991    20,849      0.7
Public Authority...........................        587       625     (6.0)
                                                 -----     -----
  Total Retail.............................     29,481    29,255      0.8
Wholesale..................................     10,033    11,623    (13.7)
                                                ------    ------
Total......................................     39,514    40,878     (3.3)
                                                ======    ======

Power marketing and trading................      7,500     2,269     **
                                                 =====     =====

*    Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased $23.5 million or approximately 2.3% in the first nine months of 1999, when compared to the first nine months of 1998, due to higher retail sales resulting primarily from overall customer growth of approximately 2.0%. Retail revenues decreased despite the slight increase in sales due to lower revenues related to the recovery of fuel costs. Wholesale revenues decreased due to lower non-firm sales, but the margin on such sales is minimal. Electric sales growth for 1999 was negatively impacted by mild spring and early summer weather. Electric sales for 1998 were favorably impacted by hot summer weather. Comparison of retail revenues was also impacted by an SPS 1985 FERC rate case settlement which increased margin approximately $7.7 million in 1998 and an increase in PSCo's provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity (approximately $4.0 million) during 1999.

      Fuel used in generation expense decreased $35.3 million during the first nine months of 1999, as compared to 1998, primarily due to reduced generation levels at SPS and lower coal and gas costs at SPS. The lower coal costs are due to a reduction in transportation costs, while the decrease in gas costs is attributable to lower per-unit gas prices.

      Purchased power expense decreased $72.6 million during the first nine months of 1999, as compared to 1998, primarily due to a lower volume of non-firm purchases related to wholesale marketing activities. This decrease was partially offset by an increase in purchased power expense at SPS resulting from an increase in quantity of power purchased and higher capacity charges.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the first nine months of 1999 as compared to the same period in 1998 (thousands of dollars).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $(10,682)
Gas purchased for resale..............................       (8,149)
                                                           --------
 Net decrease in gas sales margin.....................       (2,533)
Transportation revenues...............................        2,769
                                                           --------
 Increase in net gas margin...........................     $    236
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1999 and 1998.
                                     Millions of Dth Deliveries
                                                1999  1998    % Change *
                                                ----  ----    ----------
Residential................................     65.4  65.2       0.5%
Commercial.................................     31.5  32.8      (4.0)
                                               ----- -----
  Total Sales..............................     96.9  98.0      (1.0)
Transportation.............................     85.0  80.6       5.4
                                               ----- -----
  Total....................................    181.9 178.6       1.9
                                               ===== =====
Non-regulated gas marketing and trading ...    141.6  48.2       **
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin decreased $2.5 million during the first nine months of 1999, when compared to the first nine months of 1998. Lower retail sales at PSCo resulted from the effects of mild winter weather in 1999, despite a 3.4% increase in customers and an increase in PSCo's gas rates, effective July 1, 1999 due from the 1998 gas rate case. Although non-regulated gas marketing and trading sales increased significantly, the margin on such sales decreased slightly when compared to the prior year.

      Gas transportation revenues increased approximately $2.8 million during the first nine months of 1999, when compared with the same period in 1998, primarily due to higher deliveries at PSCo. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues increased slightly during 1999, when compared to the prior year. An increase in revenue from energy management and consulting services was offset, in part, by lower development fee income from non-regulated independent power projects.

      Equity  in  earnings   of   Yorkshire   Power  and  other   unconsolidated
subsidiaries increased $8.8 million primarily due to higher earnings from Yorkshire Power. NCI's equity in earnings of Yorkshire Power increased by approximately $12 million for the first nine months of 1999, when compared to the same period in 1998, primarily due to Yorkshire Power's 1998 recognition of an impairment of its investment in a U.K. telecommunications company offset, in part, by an unrelated tax adjustment. The net effect of these items reduced 1998 earnings approximately $16.6 million. Additionally, equity losses from independent power projects reduced earnings during 1999.

      Miscellaneous income and deductions-net decreased primarily due to delay damage penalties incurred in development of certain independent power projects by non-regulated subsidiaries.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $12.8 million from the continued deployment of cost saving-programs instituted as part of the PSCo/SPS Merger. Other operating and maintenance expense-nonregulated increased $10.1 million primarily due to increased operating cost due to the acquisition of Planergy, effective April 1, 1998 and higher costs incurred in providing energy management and consulting services.

      Depreciation and amortization expense increased $15.2 million primarily due to higher depreciation expense from property additions.

      Taxes other than income taxes increased approximately $6.1 million due to higher utility property tax accruals as a result of an increase in plant investment and higher valuation rates offset, in part, by a $7.0 million refund of business and personal property taxes in Colorado.

      Interest charges and preferred dividends of subsidiaries increased $6.7 million during 1999 as compared with the same period in 1998. The increase is primarily attributable to higher average amounts of debt outstanding used to finance capital expenditures. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. PSCo Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

      Income taxes declined $11.0 million during the first nine months of 1999, when compared to the same quarter in 1998, primarily due to lower pre-tax income (before equity earnings of Yorkshire Power), the recognition of additional Colorado state tax credits and the recognition of the favorable tax impact of certain prior year PSCo severance costs that were previously recognized as non-deductible.

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

      In 1997, the Company established the Y2K Program Office to oversee all corporate-wide Y2K initiatives. These initiatives encompass all computer software, embedded systems, as well as contingency planning. Teams of internal and external specialists were established to inventory and assess and test critical computer programs and automated operational systems and modify those that may not be Y2K compliant. The inventory and assessment phases for information technology ("IT") systems were completed in 1998. Remediation and testing phases for all critical IT systems were completed by June 30, 1999. For critical non-IT systems, which exist primarily in the generation, transmission and distribution areas of the business, the inventory, assessment, remediation and testing phases were also completed by June 30, 1999. NCE has achieved "Y2K Ready" status for all mission-critical electrical generating and transmission facilities. Readiness was accomplished by June 30, 1999, in accordance with the guidelines established by the North American Electric Reliability Council ("NERC"). NCE is a participant in the NERC Y2K Program that has established reporting criteria and milestone dates for electric utilities. The final step of this program was the submittal of a letter to the president of NERC, certifying that the company has met the NERC Y2K goal. NCE submitted its Y2K certification letter, without exceptions, with its June 1999 NERC report. In October 1999, NCE successfully completed an external review of NCE's Y2K program by an independent third party. The review criteria followed by the external review team were developed for the independent verification and validation study that NERC is conducting for the DOE.

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

      The Company currently expects to incur costs of approximately $17 million (approximately $13 million has been spent through September 30, 1999) in operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. The Company has spent approximately $18 million in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. PSCo and SPS have incurred the majority of these costs. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred through the nine months ended September 30, 1999; and the estimated costs to be incurred during the remainder of 1999 and the first quarter of 2000. A significant portion of the remaining costs to be incurred consists of finalizing remaining work on nonmission-critical systems, testing, project management and contingency planning.

                                        Actual     Remaining        Estimated
                       Actual Costs     Costs    Estimated Costs   Total Project
                       1998 and Prior   1999     to be Incurred      Costs
                       --------------   ----     --------------      -----
                                            (in millions)

Operating expenses..        $8.0        $3.9        $3.0              $14.9
Capital for automated
     system components       0.7         0.6         0.3                1.6
IT replacement projects:
     Operating......         0.2         0.6         0.1                0.9
     Capital........         6.4        10.9           -               17.3
                            ----        ----        ----              -----
       Total........       $15.3       $16.0        $3.4              $34.7
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

      The most reasonably likely worst case scenario resulting during Y2K critical dates is a loss of production capacity from certain of the Company's generating units, along with loss of a portion of the communication system that is critical to generation and distribution control. If this were to occur, the Company's operating utilities may be required to "island" (separate from neighboring interconnected utilities) their generation and distribution systems in their service territories. As part of this scenario, difficulty could be encountered with the restart of generating units. The overall blackout recovery plan for NCE is designed so that this most reasonably likely worst case scenario would be addressed and electricity restored. Critical components of this plan have been and continue to be tested to provide assurance that the Company will be prepared for risks which could result from the Y2K millennium change. In September 1999, PSCo and SPS successfully participated in an inter-control center drill involving utilities of the Rocky Mountain Power Area and Southwestern Power Pool respectively, simulating islanding and restoration of generation facilities.

      The Company has substantially completed all major Y2K initiatives. Based on the results of all testing completed to date, management does not anticipate any significant Y2K related events and, accordingly, does not believe such matters will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the third quarter of 1999 and $1.74 for the year-to-date. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors, including the proposed merger with NSP. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                1999      1998     Decrease
                                                ----      ----     --------

Net cash provided by operating
  activities (in millions) ............       $361.1     $503.0    $(141.9)

      Cash provided by operating activities decreased during the first nine months of 1999, when compared to the same period in 1998, primarily due to the cash proceeds, received in 1998 by SPS and a non-regulated subsidiary, of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project and the net changes in the recovery of purchased gas and electric energy costs.

                                               1999       1998     Increase
                                               ----       ----     --------
Net cash used in investing
  activities (in millions) ............       $(462.0)   $(419.4)  $(42.6)

      Cash used in investing activities increased during 1999, when compared to 1998, primarily due to an increase in the level of construction expenditures.

                                               1999      1998     Increase
                                               ----      ----     --------
Net cash provided by (used in) financing
   activities (in millions) ...........       $84.7      $(85.3)   $170.0

     Cash provided by financing activities increased during 1999, when compared to 1998, primarily due to higher net proceeds from debt financing activities in 1999. During the first quarter of 1999, PSCo refinanced approximately $48.75 million to take advantage of lower interest rates and SPS issued $100 million of senior notes used initially for the repayment of short-term debt. PSCo issued $200 million of long-term debt in July 1999, the proceeds of which were used for general corporate purposes. During 1998, PSCo issued $250 million of long-term debt in April 1998 which was used to repay short-term and other debt and in May 1998, PSCo issued $194 million of Trust Originated Preferred Securities the proceeds of which were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Soley Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

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

      During the first quarter of 1999, SPS extended its $200 million committed line of credit until February 25, 2000. On November 1, 1999, the NMPRC approved SPS's request to increase its short-term debt authority by $100 million to $300 million. NCE is currently negotiating a $100 million credit facility. This facility will be in addition to NCE's $225 million credit facility which expires August 11, 2002.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company's subsidiaries, to provide wholesale transmission service to others and may order electric utilities to expand their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to study and evaluate utility regulations with respect to competition. Deregulation legislation was passed in Texas and New Mexico during the second quarter of 1999.

New Mexico

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs quantified by the NMPRC, which has not yet been determined. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must file a transition plan with the NMPRC by March 1, 2000. Before January 1, 2001, SPS must separate its utility operations into at least two segments: a) energy generation services and b) transmission and distribution (including retail operations) services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company will be prohibited from providing unregulated services.

Texas

      On June 18, 1999, an electric utility restructuring act ("SB-7") was passed in Texas, which allows for retail competition, for most areas of the state, beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002 together with an annual earnings test; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes.

      As part of the above Texas legislation, SPS is required to file a separation plan on January 10, 2000, for the unbundling of business activities relating to 1) generation, 2) transmission and distribution and 3) retail services.  The plan is to be  implemented  on  January  1,  2002.  Also,  SPS is required  to file a rate  case  on  April  1,  2000  to set  the  rates  for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company is evaluating the effect of these filings on SPS.

      The legislation specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated stranded costs, must direct any excess earnings indicated in the annual earnings tests during the period January 1, 1999 through December 31, 2001 to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

      Additionally, the Texas legislation requires that no generation company can own and control more than 20% of the installed capacity located in or capable of delivering electricity to a power region. Utilities owning more than 400 Mw must auction entitlements to at least 15% of the utility's installed generation capacity used for providing electric services to Texas retail customers. The capacity entitlement auctions are to continue for 5 years or until 40% of the utility's residential and small commercial customers served prior to the start date of competition are served by non-affiliated companies. The legislation includes several possible remedies to market power abuses. These provisions are not immediately applicable to SPS due to the existing transmission constraints and market power issues in the Panhandle region.

      In connection with the NCE/NSP Merger approval proceedings, the Company filed supplemental testimony with the PUCT in October 1999 outlining its plan to address the various provisions of SB-7. In general, the plan presented by the Company provides for the transfer of ownership or control of 595 Mw of generating capacity (either through capacity entitlement auction or divesting) to other competitors and the addition of transmission lines to import an additional 400 Mw from other geographic regions. The major components of this plan include the following:

- auction entitlements (409 Mw or 15 percent of installed generation capacity) to capacity owned and controlled by SPS, that is dedicated to serving Texas retail customers, by January 1, 2002. The Company would continue to own and operate the capacity, but competitors would have the right to dispatch the power.
- divest 186 Mw of SPS-area generating capacity by January 1, 2002 in order to further reduce market dominance,
-  separate SPS existing  competitive  functions  beginning  September 1, 2000,
-  unbundle SPS into three  separate companies beginning January 1, 2002, and
- implement a pilot program for retail access for at least 5 percent of its Texas retail load in June 2001 and to expand the pilot program to 20% of customer load in 2002. Most of the other Texas utilities will be moving to full customer choice in 2002.

The SPS plan is designed to address the market power issues related to the deregulation legislation and would promote further competition before the end of 2006 by allowing only competitors to build new plants in the region between now and then, by adding even more transmission lines, and possibly by further divesting some generation. Hearings on the NCE/NSP Merger are scheduled to begin in late February, 2000 and the final order is expected in the second quarter of 2000.

Financial Reporting Considerations

      The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. While legislation has been enacted in Texas and New Mexico, there are several unresolved issues that will significantly impact how and when deregulation related to the generation portion of the business, will be implemented by SPS. It is expected that SPS will discontinue the application of SFAS 71 related to the generation portion of the business when the provisions of EITF 97-4 have been met.

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

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Earnings Available for Common Stock

      Earnings were $49.7 million for the third quarter of 1999, as compared to $44.0 million for the third quarter of 1998, primarily due to an increase in electric margin resulting from strong customer growth of 2.6%, an increase in gas margin resulting from customer growth and higher rates, and lower operating and maintenance expenses.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended September 30, 1999, as compared to the same period in 1998 (in thousands of dollars).

                                              Increase (Decrease)
                                              -------------------
Electric operating revenues:
 Retail.......................................    $17,553
 Wholesale....................................    (90,727)
 Other (including unbilled revenues)..........      7,845
                                                  -------
  Total revenues..............................    (65,329)
Fuel used in generation.......................       (436)
Purchased power...............................    (68,848)
                                                  -------
  Net increase in electric margin.............    $ 3,955
                                                  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended September 30, 1999 and 1998.

                                     Millions of Kwh Sales
                                        1999     1998      % Change *
                                        ----     ----      ----------
Residential .....................       1,905    1,779        7.1%
Commercial and Industrial .......       4,459    4,278        4.2
Public Authority ................          54       54       (0.1)
                                       ------   ------
  Total Retail...................       6,418    6,111        5.0
Wholesale **.....................       1,063    2,389      (55.5)
                                       ------   ------
Total............................       7,481    8,500      (12.0)
                                       ======   ======

*   Percentages are calculated using unrounded amounts
** Excludes power trading activities

      Electric margin increased in the third quarter of 1999, when compared to the third quarter of 1998, primarily due to higher retail sales of 5.0% resulting primarily from customer growth of approximately 2.6%. The higher margin was offset, in part, by the negative impact of cost sharing under the ICA (approximately $5.6 million). The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity increased approximately $2.9 million in 1999 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). The decrease in the wholesale revenues and sales resulted primarily from lower non-firm sales in 1999, however, overall power trading activities increased in 1999. The revenues and purchased energy costs for such activities are presented net for financial reporting purposes. The electric margin on power trading activities is not significant.

      Fuel used in generation expense decreased approximately $0.4 million during the third quarter of 1999, as compared to the same quarter in 1998, primarily due to lower generation levels at PSCo's power plants resulting from the milder summer temperatures.

      Purchased power expense decreased $68.8 million during the third quarter of 1999, as compared to the same quarter in 1998, primarily due to the lower non-firm power purchases offset, in part, by higher firm power purchases under new contracts.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the third quarter of 1999, as compared to the same period in 1998 (in thousands of dollars).

                                                         Increase (Decrease)
                                                         -------------------

Revenues from gas sales (including unbilled revenues)        $ 7,092
Gas purchased for resale........................               1,972
                                                             -------
  Net increase in gas sales margin..............               5,120
Transportation revenues.........................                 744
                                                             -------
  Increase in net gas margin....................             $ 5,864
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the third quarter of 1999 and 1998.
                                    Millions of Dth Deliveries
                                         1999      1998     % Change *
                                         ----      ----     ----------
Residential...................             6.7       6.4      4.6%
Commercial....................             3.9       3.8      1.6
                                         -----     -----
  Total sales.................            10.6      10.2      3.5
Transportation................            21.0      22.2     (5.7)
                                         -----     -----
  Total.......................            31.6      32.4     (2.8)
                                         =====     =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the third quarter of 1999, when compared to the third quarter of 1998, primarily due to a 3.5% increase in retail gas sales resulting from customer growth of approximately 3.4%. In addition, gas rates increased, effective July 1, 1999, as a result of the 1998 gas rate case resulting in higher revenues of approximately $1.1 million.

      Gas transportation revenues increased $0.7 million during the third quarter of 1999, compared to the third quarter of 1998, primarily due to the impact of the 1998 gas rate case, resulting in higher revenues of approximately $0.2 million.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1999, as compared to the third quarter of 1998, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased approximately $6.4 million primarily due to lower administrative and general costs, including a decrease in pension costs.

      Depreciation and amortization increased $5.0 million during the third quarter of 1999, as compared to the third quarter of 1998, primarily due to the depreciation of property additions.

      Taxes other than income taxes decreased approximately $3.8 million during the third quarter of 1999, as compared to the third quarter of 1998, primarily due to a $7 million refund of business and personal property tax in Colorado offset, in part, by higher property tax accruals resulting from an increase in plant investment and higher valuation rates.

      Income taxes increased approximately $1.4 million during the third quarter of 1999, as compared to the third quarter of 1998, primarily due to higher pre-tax income, despite the recognition of additional Colorado state tax credits.

      Other income and deductions decreased $3.4 million during the third quarter of 1999, as compared to the third quarter of 1998, primarily due to higher non-utility operating expenses attributed to affiliate billings and customer rebates.

      Interest charges increased approximately $4.6 million during the third quarter of 1999, as compared to the third quarter of 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. Additionally, in July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Earnings Available for Common Stock

      Earnings were $150.5 million for the first nine months of 1999, as compared to $138.5 million for the first nine months of 1998. The significant increase is primarily attributed to an increase in electric margin resulting from customer growth of 2.6% and lower operating and maintenance expense offset, in part, by higher interest costs.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the nine months ended September 30, 1999, as compared to the same period in 1998 (in thousands of dollars).

                                              Increase (Decrease)
                                              -------------------
Electric operating revenues:
 Retail.......................................    $27,683
 Wholesale....................................    (92,253)
 Other (including unbilled revenues)..........      8,867
                                                  -------
  Total revenues..............................    (55,703)
Fuel used in generation.......................      6,128
Purchased power...............................    (90,589)
                                                  -------
  Net increase in electric margin.............    $28,758
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the nine months ended September 30, 1999 and 1998.
                                    Millions of Kwh Sales
                                        1999     1998      % Change *
                                        ----     ----      ----------
Residential .....................       5,403    5,135        5.2%
Commercial and Industrial .......      12,180   11,754        3.6
Public Authority ................         162      140       15.2
                                       ------   ------
  Total Retail...................      17,745   17,029        4.2
Wholesale **.....................       3,530    5,291      (33.3)
                                       ------   ------
Total............................      21,275   22,320       (4.7)
                                       ======   ======

*    Percentages are calculated using unrounded amounts
**  Excludes power trading activities

      Electric margin increased $28.8 million or approximately 4.6% during the first nine months of 1999, when compared to the same period in 1998, primarily due to higher retail sales of 4.2% resulting primarily from customer growth of approximately 2.6% and increased usage by existing customers. Provisions for estimated customer refunds in connection with the earnings sharing in excess of 11% return on equity were $11.3 million in 1999 compared to $7.3 million in 1998 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). The decrease in the wholesale revenues and sales resulted primarily from lower non-firm sales in 1999, however, power trading activities increased in 1999. The revenues and purchased energy costs for such activities are presented net for financial reporting purposes. The electric margin on power trading activities is not significant.

      Fuel used in generation expense increased approximately $6.1 million during the first nine months of 1999, as compared to the same period in 1998, primarily due to increased generation levels at PSCo's power plants to serve retail customers.

      Purchased power expense decreased $90.6 million during the first nine months of 1999, as compared to the same period in 1998, primarily due to the lower non-firm power purchases offset, in part, by higher firm power purchases under new contracts.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first nine months of 1999, as compared to the same period in 1998 (in thousands of dollars).

                                                         Increase (Decrease)
                                                         -------------------
Revenues from gas sales (including unbilled revenues)        $ 1,468
Gas purchased for resale........................               1,994
                                                             -------
  Net decrease in gas sales margin..............                (526)
Transportation revenues.........................               2,781
                                                             -------
  Increase in net gas margin....................             $ 2,255
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1999 and 1998.
                                 Millions of Dth Deliveries
                                         1999      1998     % Change *
                                         ----      ----     ----------
Residential...................            63.5      63.3      0.4%
Commercial....................            29.8      31.1     (4.3)
                                       -------  --------
  Total sales.................            93.3      94.4     (1.1)
Transportation................            71.1      68.3      4.2
                                       -------  --------
  Total.......................           164.4     162.7      1.1
                                       =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin decreased slightly during the first nine months of 1999, when compared to the same period in 1998, primarily due to a 1.1% decrease in retail gas sales resulting from milder winter weather, with temperatures approximately 2% warmer than the prior year.

      Gas transportation revenues increased $2.8 million during the first nine months of 1999, compared to the same period in 1998, primarily due to higher deliveries. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the nine months ended September 30, 1999, as compared to the same period in 1998, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. The decrease in the quantity of gas purchased in 1999 lowered costs, but was offset by the recovery of costs previously deferred through the GCA.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased approximately $6.4 million primarily due to lower administrative and general costs, including a decrease in pension costs.

      Depreciation and amortization increased $12.7 million during the first nine months of 1999, as compared to the same period in 1998, primarily due to the depreciation of property additions.

      Income taxes decreased approximately $5.0 million during the first nine months of 1999, as compared to the same period in 1998, primarily due to the recognition of additional Colorado state tax credits and the recognition of the favorable tax impact of deducting certain prior year severance costs that were previously recognized as non-deductible.

      Other income and deductions decreased $6.7 million during the first nine months of 1999, as compared to the first nine months of 1998. On March 31, 1998, NCI and its subsidiaries were transferred through the sale by PSCo of all the outstanding common stock of NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). The first nine months of 1999 include approximately $10.1 million of interest income on the promissory note, excluding income taxes, compared to $10.3 million of interest income in 1998 and the recognition of equity earnings associated with PSCo's investment in Yorkshire Power of approximately $3.4 million in the first quarter of 1998, prior to the sale. In addition, other non-utility income decreased $3.1 million.

      Interest charges and dividend requirements and redemption premiums on preferred stock increased approximately $8.5 million during the first nine months of 1999, as compared to the first nine months of 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on long-term debt resulting from the April 1998 issuance of $250 million of long-term debt and July 1999 issuance of $200 million. Additionally, in May 1998, PSCo issued $194 million of Trust Preferred Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 7. Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures in Item 1. FINANCIAL STATEMENTS).

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

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Earnings Available for Common Stock

      Earnings available for common stock were $42.5 million during the third quarter of 1999 compared to $36.9 million for the same quarter in 1998. Earnings increased primarily due to the effects of higher sales and lower operating and maintenance costs.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the three months ended September 30, 1999, as compared to the same period in 1998 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $(36,815)
      Wholesale...........................            (816)
      Other (including unbilled revenues).          43,570
                                                   -------
        Total revenues....................           5,939
     Fuel used in generation..............          (8,954)
     Purchased power......................           8,073
                                                   -------
        Net increase in electric margin...        $  6,820
                                                  ========

      The following table compares electric Kwh sales by major customer classes for the three months ended September 30, 1999 and 1998.

                                    Millions of Kwh Sales
                                       1999       1998       % Change*
                                     -------     -----       ---------
      Residential ............          993      1,060         (6.2)%
      Commercial and Industrial       3,025      3,133         (3.5)
      Public Authority .......          149        192        (22.8)
                                      -----      -----
        Total Retail..........        4,167      4,385         (5.0)
      Wholesale...............        3,184      2,800         13.7
                                      -----      -----
      Total...................        7,351      7,185          2.3
                                      =====      =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $5.9 million or 2.1% during the third quarter in 1999, when compared to the same period in 1998, primarily due to customer growth and higher unbilled revenue of approximately $9.9 million offset by the effects of lower retail sales of 5%. Although weather in the third quarter of 1999 was slightly above normal, the decrease in Kwh sales resulted from the hot weather occurring in the third quarter of 1998, which served to increase loads in 1998 as compared to the same period in 1999 for air conditioning and irrigation. The decreases in retail and wholesale revenue relates to lower billed revenues for the recovery of fuel costs (approximately $27 million), which was offset by an increase of approximately $30 million in deferred fuel revenue included in other electric operating revenues.

      Fuel used in generation expense decreased $9.0 million or 6.4% during the third quarter of 1999, when compared to the same period in 1998, primarily due to a 5.8% decrease in generation levels required to serve retail customers and lower coal costs for the quarter offset, in part, by higher gas costs as a result of higher market prices. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs.

      Purchased power increased $8.1 million during the third quarter of 1999, when compared to the same period in 1998, due to an increase in capacity costs of $6.4 million related to new purchase power contracts and an increase in wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarter of 1999, when compared to the third quarter of 1998, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4.
Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $4.3 million or 12.5% during the third quarter of 1999, as compared to the same period in 1998, primarily due to lower administrative and general expenses and other reductions resulting from the continued deployment of cost saving programs instituted as part of the PSCo/SPS Merger offset, in part, by higher maintenance costs.

      Income taxes increased $3.3 million during the third quarter of 1999, as compared to the same period in 1998, primarily due to the effect of higher pre-tax income. The effective income tax rates for the quarter ended September 30, 1999 and 1998 were 37.0% and 37.1%, respectively.

Interest Charges

      Interest charges increased $1.0 million during the third quarter of 1999, as compared to the same period in 1998, primarily due to higher long-term debt costs, resulting from the issuance of $100 million of new debt in March 1999. The proceeds from the long-term debt issuance were initially used for the repayment of certain short-term debt, pending the retirement of $90 million in bonds due December 1, 1999, thus lowering other interest expense ($0.7 million).

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Earnings Available for Common Stock

      Earnings available for common stock were $88.8 million during the nine months ended September 30, 1999 compared to $92.0 million for the same period in 1998. Earnings for 1998 were favorably impacted by the hot dry weather and a FERC rate case settlement.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the nine months ended September 30,1999, as compared to the same period in 1998 (thousands of dollars).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $(70,027)
      Wholesale...........................         (16,752)
      Other (including unbilled revenues).          55,646
                                                    ------
        Total revenues....................         (31,133)
     Fuel used in generation..............         (40,941)
     Purchased power......................          14,862
                                                    ------
        Net decrease in electric margin...        $ (5,054)
                                                  ========

      The following table compares electric Kwh sales by major customer classes for the nine months ended September 30, 1999 and 1998.

                                     Millions of Kwh Sales
                                        1999        1998       % Change*
                                     --------     -------      ---------
      Residential ............         2,339       2,490         (6.1)%
      Commercial and Industrial        8,322       8,621         (3.5)
      Public Authority .......           423         481        (12.2)
                                       -----       -----
        Total Retail..........        11,084      11,592         (4.4)
      Wholesale...............         6,503       6,332          2.7
                                       -----       -----
      Total...................        17,587      17,924         (1.9)
                                      ======      ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues decreased $31.1 million or 4.2% during the nine months ended September 30, 1999, when compared to the same period in 1998, primarily due to lower retail Kwh sales (4.4%), lower revenues related to the recovery of fuel costs (totaling approximately $64 million) and the $7.7 million settlement for a 1985 FERC rate case settlement recorded in 1998. Higher unbilled revenue of $27.7 million and higher deferred fuel revenue of approximately $33 million offset these decreases. The decrease in Kwh sales was primarily the result of the hot dry weather which occurred in the second and third quarters of 1998 serving to increase air conditioning and irrigation loads in 1998 and a decrease in oil well pumping sales in 1999. A portion of the decrease in Kwh sales resulted from a change in the billing cycle of various customers, which is offset by the higher level of unbilled revenues.

      Fuel used in generation expense decreased $40.9 million or 11.7% during the nine months ended September 30, 1999, when compared to the same period in 1998, primarily due to lower coal and gas costs for the current period and a 4.7% decrease in generation levels required to serve retail customers. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs. Cost of natural gas used in generation decreased $4.6 million during the nine months ended September 30, 1999 primarily due to lower gas purchases due to lower generation.

      Purchased power increased $14.9 million during the nine months ended September 30, 1999, when compared to the same period in 1998, due to an increase in capacity costs of $9.9 million related to new purchase power contracts and an increase in wholesale purchases. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the nine months ended September 30, 1999, when compared to the nine months ended September 30, 1998, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $6.1 million during the nine months ended September 30, 1999, when compared to the same period in 1998, primarily due to lower general and administrative expenses, and the continued deployment of cost saving programs instituted as part of the PSCo/SPS Merger. These decreases were offset, in part, by higher maintenance costs.

      Taxes other than income taxes increased $3.2 million during the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to higher property and franchise taxes.

      Income taxes decreased $1.8 million during the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to the effect of lower pre-tax income. The effective income tax rate for both the nine months ending September 30, 1999 and 1998 was 37.3%.

Other Income and Deductions - Net

      Other income and deductions-net increased $1.2 million during the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to the absence of PSCo/SPS Merger and business integration expenses in 1999 ($1.2 million expensed in 1998).

Interest Charges

      Interest charges increased $2.1 million during the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to higher long-term debt costs, resulting from the issuance of $100 million in new debt in March of 1999 and a decrease in the allowance for funds used during construction of approximately $2.2 million resulting from lower construction activities. The new debt issuance was used in part to pay down short-term borrowings, thus lowering other interest expense ($3.3 million).

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part 1.  See Note 5.  Commitments and Contingencies in Item 1, Part 1.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 65 herein.
      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 66 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 67 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 68 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 69 herein for SPS.

      27(a) Financial Data Schedule for NCE as of September 30, 1999. 27(b) Financial Data Schedule for PSCo as of September 30, 1999. 27(c) Financial Data Schedule for SPS as of September 30, 1999.

(b) Reports on Form 8-K

The following report on Form 8-K was filed since the beginning of the third quarter of 1999.

- A report on Form 8-K dated July 13, 1999, was filed by PSCo on July 22, 1999. The items reported were Item 5. Other Events: Documents related to the issuance of $200,000,000 aggregate principal amount on July 16, 1999 of Series A Senior Notes and Item 7. Financial Statements and Exhibits.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 1999.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 1999.


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



                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 1999.


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

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges for PSCo is set forth at page 65 herein.

12(b) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges for SPS is set forth at page 66 herein.

15(a)   Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 67 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 68 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 69 herein for SPS.

27(a)   Financial Data Schedule for NCE as of September 30, 1999.

27(b)   Financial Data Schedule for PSCo as of September 30, 1999.

27(c)   Financial Data Schedule for SPS as of September 30, 1999.

*  Previously filed as indicated and incorporated herein by reference.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                     Nine Months Ended
                                                      September 30,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................    $ 88,890    $ 86,899
   Interest on borrowings against corporate-owned
     life insurance contracts...................      43,342      38,004
   Other interest...............................      19,671      14,967
   Amortization of debt discount and expense
     less premium ..............................       3,331       3,148
   Interest component of rental expense.........       6,720       6,166
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities............      11,400       5,911
                                                      ------      ------

     Total......................................    $173,354    $155,095
                                                    ========    ========

Earnings (before fixed charges and taxes on income):
   Net income...................................    $150,508    $143,820
   Fixed charges as above.......................     173,354     155,095
   Provisions for Federal and state taxes on
    income, net of investment tax credit
    amortization.... ...........................      67,154      72,184
                                                      ------      ------

     Total......................................    $391,016    $371,099
                                                    ========    ========

Ratio of earnings to fixed charges..............        2.26        2.39
                                                      ======      ======

                                                                 EXHIBIT 12(b)

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                     Nine Months Ended
                                                      September 30,
                                                      1999       1998
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................     $ 36,112   $ 32,972
   Other interest...............................        3,989      7,275
   Amortization of debt discount and expense less
     premium ...................................        1,777      1,682
   Interest component of rental expense.........          573        606
   Dividends on SPS obligated mandatorily
     redeemable preferred securities............        5,888      5,888
                                                       ------     ------

     Total......................................     $ 48,339   $ 48,423
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 88,760   $ 91,985
   Fixed charges as above.......................       48,339     48,423
   Provisions for Federal and state taxes on
    income, net of investment tax credit
    amortization.... ..........................        52,868     54,709
                                                       ------     ------

     Total......................................     $189,967   $195,117
                                                     ========   ========

Ratio of earnings to fixed charges..............         3.93       4.03
                                                         ====       ====

                                                                 EXHIBIT 15(a)

November 9, 1999


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; its Registration Statements (Form S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock and its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan its Form 10-Q for the quarter ended September 30, 1999, which includes our report dated November 9, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN

                                                                 EXHIBIT 15(b)

November 9, 1999


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Registration Statement (Form S-3, File No. 333-81791) pertaining to the shelf registration of Public Service Company of Colorado's Senior Debt Securities its Form 10-Q for the quarter ended September 30, 1999, which includes our report dated November 9, 1999, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN

                                                                 EXHIBIT 15(c)
November 9, 1999


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan its Form 10-Q for the quarter ended September 30, 1999, which includes our report dated November 9, 1999, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN