Form 10-K405
period 1999-12-31
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 2000-02-23
CIK 1004858, 81018, 92521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1999

                                      OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________   to   ____________

               Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, Address of
Commission     principal executive offices and Registrant's Telephone Number,        IRS Employer
File Number    including area code                                                   Identification No.
-----------    ---------------------------------------------------------------       ------------------
1-12927        NEW CENTURY ENERGIES, INC.                                            84-1334327
               (a Delaware Corporation)
               1225 17/th/ Street
               Denver, Colorado  80202
               Telephone (303) 571-7511

1-3280         PUBLIC SERVICE COMPANY OF COLORADO                                    84-0296600
               (a Colorado Corporation)
               1225 17/th/ Street
               Denver, Colorado  80202
               Telephone (303) 571-7511

1-3789         SOUTHWESTERN PUBLIC SERVICE COMPANY                                   75-0575400
               (a New Mexico Corporation)
               Tyler at Sixth
               Amarillo, Texas  79101
               Telephone (303) 571-7511

                             ____________________

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) to such Form 10-K.


Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of Each Exchange
Registrant                    Title of Each Class                          on Which Registered
----------                    -------------------                          ------------------------
New Century Energies, Inc.    Common Stock, $1 par value per share         New York


Public Service Company
  of Colorado                 7.60% Trust Originated Preferred Securities  New York

Southwestern Public
  Service Company             7.85% Trust Preferred Securities, Series A   New York

Securities registered pursuant to Section 12(g) of Act:                    None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 18, 2000, 116,146,129 shares of New Century Energies, Inc. Common Stock were outstanding. The aggregate market value of New Century Energies, Inc. Common Stock, $1.00 par value (the only class of voting stock), held by non-affiliates was $3,237,573,346 based on the last sale price of such stock on the New York Stock Exchange on February 18, 2000. New Century Energies, Inc. is the sole holder of the Common Stock of PSCo and SPS.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of New Century Energies, Inc. to be filed in connection with its Annual Meeting of Shareholders, to be held May 10, 2000, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                                                         Page
Definitions                                                                             Number
                                                                                        ------
Part I
    Item 1.      Business.............................................................     1
    Item 2.      Properties...........................................................     28
    Item 3.      Legal Proceedings....................................................     32
    Item 4.      Submission of Matters to a Vote of Securities Holders................     32
Part II
    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters     32
    Item 6.      Selected Financial Data..............................................     33
    Item 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................     35
    Item 7A      Quantitative and Qualitative Disclosures About Market Risk...........     45
    Item 8.      Financial Statements and Supplementary Data..........................     46
    Item 9.      Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.............................................     123
Part III
    Item 10.     Directors and Executive Officers of the Registrants..................     123
    Item 11.     Executive Compensation...............................................     129
    Item 12.     Security Ownership of Certain Beneficial Owners and Management.......     129
    Item 13.     Certain Relationships and Related Transactions.......................     129
Part IV
    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......     129
Experts          .....................................................................     131
Consent of Independent Public Accountants ............................................     132
Signatures       .....................................................................     134
Exhibit Index    .....................................................................     141

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

                          FORWARD LOOKING INFORMATION

The following discussions include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors are cautioned that the forward-looking statements contained herein with respect to the revenues, earnings, capital expenditures, resolution and impact of litigation and regulatory matters, competitive performance, or other prospects for the business of New Century Energies, Inc., Public Service Company of Colorado and/or Southwestern Public Service Company or their affiliated companies, including any and all underlying assumptions and other statements that are other than statements of historical fact, may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, future economic conditions, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in state and federal laws, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy, capital spending requirements, the evolution of competition, earnings retention and dividend payout policies, changes in accounting standards, the consummation of the proposed merger with Northern States Power Company and/or other factors. From time to time, New Century Energies, Inc., Public Service Company of Colorado and Southwestern Public Service Company may publish or otherwise make available forward-looking statements. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of each company, are also expressly qualified by these cautionary statements.

                                    PART I

Item 1.  Business

The Company

     NCE, incorporated under the laws of Delaware in 1995, is a public utility holding company registered under PUHCA. On August 1, 1997, PSCo and SPS combined to form NCE, with PSCo and SPS becoming wholly-owned subsidiaries of NCE. The common shareholders of PSCo and SPS received one and 0.95 of one share, respectively, of NCE common stock, par value $1.00 per share, and became common shareholders of NCE. The PSCo/SPS Merger was accounted for as a pooling-of-interests, and the Consolidated Financial Statements and statistical data in this Form 10-K are presented as if this merger were consummated as of the beginning of the earliest period presented.

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

     As of December 31, 1999, the Company owns all the outstanding common stock of PSCo, SPS, Cheyenne, WGI, NCS, and NC Enterprises. PSCo owns certain subsidiaries as described below. NC Enterprises, an intermediate holding company, owns the following subsidiaries: Quixx, UE, e prime, New Century Cadence, Planergy, NCI and NCE Communications, Inc. Subsidiaries added to NC Enterprises during 1999 include Natural Station Equipment LLC, New Century O&M Services, Inc. and New Century WYCO, Inc. Refer to the non-utility operations and foreign investments sections below for further discussion.

     Disclosure about business segments of NCE, PSCo and SPS and related information are set forth in Note 15. Business Segment Information in Item 8. Financial Statements And Supplementary Data.

Proposed Merger with NSP

     On March 24, 1999, NCE and NSP entered into the NCE/NSP Merger Agreement providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP. NSP will be the surviving corporation in the merger and the holding company for the combined assets and operations. NSP will be renamed Xcel Energy Inc. ("Xcel Energy"). Concurrently with the closing of the NCE/NSP Merger, NSP will contribute all of its utility assets, other than shares that it owns in subsidiaries, to a newly formed wholly-owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to a new utility subsidiary, NCE and NSP may negotiate a mutually acceptable alternative.

     Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at December 31, 1999, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests. Consummation of the NCE/NSP Merger is subject to certain closing condition and various regulatory approvals. The NCE/NSP Merger is expected to be completed by mid-2000 (see Note 2 Proposed Merger with Northern States Power Company in Item 8. Financial Statements And Supplementary Data.)

Utility Operations

     PSCo was incorporated through merger of predecessors under the laws of the State of Colorado in 1924. PSCo is an operating utility engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. PSCo serves approximately 1.2 million electric customers and approximately 1.1 million gas customers in the state of Colorado. PSCo owns the following direct subsidiaries: 1480 Welton, Inc., a real estate company which owns certain real estate interests of PSCo; PSRI which owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC, a finance company that finances certain of PSCo's current assets; Green and Clear Lakes Company which owns water rights and storage facilities for water used at PSCo's Georgetown Hydroelectric station; Colorado Natural Fuels, LLC which through a subsidiary, operates a network of 45 public and private access fueling sites for compressed natural gas as well as provides installation and servicing of on-site fueling facilities for fleets and provides natural gas vehicle repair and conversions; and Fuelco, a dissolved Colorado corporation, which was primarily involved in the exploration and production of oil and natural gas. PSCo also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant.

     Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises in exchange for a 20-year promissory note. NCI was formed to hold PSCo's 50% interest in Yorkshire Power (a joint venture initially between NCI and a subsidiary of AEP) which purchased Yorkshire Electricity in April 1997 through Yorkshire Holdings plc. For a more detailed discussion refer to "Foreign Investments" below and Note 3. Investment in Yorkshire Power in Item 8. Financial Statements and Supplementary Data.

     SPS was incorporated in 1921 under the laws of the State of New Mexico.
SPS is an operating utility engaged primarily in the generation, transmission, distribution and sale of electricity. SPS serves approximately 385,000 electric customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas. The wholesale customers served by SPS comprise approximately 37% of total Kwh sales. For discussion of deregulation legislation and the unbundling of the electric utility business activities in Texas and New Mexico, refer to "Competition" below and Note 10 Regulatory Matters in Item 8. Financial Statements and Supplementary Data.

     Cheyenne was incorporated in 1900 under the laws of the State of Wyoming. Cheyenne is an operating utility engaged in the purchase, distribution and sale of electricity and natural gas primarily serving approximately 36,000 electric customers and 29,000 gas customers in and around Cheyenne, Wyoming.

     WGI was incorporated in 1990 under the laws of the State of Colorado. WGI is a natural gas transmission company engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming.

Electric Utility Operations

     The Company's utility subsidiaries expect to use the following resources to meet their net dependable system capacity requirements: 1) the Company's electric generating stations (see Electric Generation Property in Item 2. Properties), 2) purchases from other utilities and from QFs, EWGs, IPPFs and power marketers, 3) renewables and demand-side management options and 4) phased expansion of generation at Fort St. Vrain.

Peak Load

     During 2000, net firm system peak demand and the net dependable system capacity for the Company's electric utility subsidiaries is projected to be as follows:

                                 2000 Projected                     2000 Projected                  Reserve
     Operating company        Net Firm System Peak          Net Dependable System Capacity*         Margin
     -----------------        --------------------          -------------------------------         ------
       PSCo                         5,108 Mw                            5,736 Mw                      12%
       SPS                          3,919 Mw                            4,602 Mw                      17%
       Cheyenne                       150 Mw                              150 Mw                      **

_____________

     * Net dependable system capacity is the maximum net capacity available from both owned generating units and purchased power contracts to meet the net firm system peak demand.
     ** Reserve margin for Cheyenne is held by PacifiCorp.

     The net firm system peak demand for each of the last three years was as follows:

                                             Net Firm System Peak Demand (Mw)
                                        1997              1998                1999
                                        ----              ----                ----
     PSCo*.......................      4,487             4,771               4,854
     SPS.........................      3,715             3,933               3,937
     Cheyenne....................        132               140                 144

________________

     * Excludes station housepower, nonfirm electric furnace load and controlled interruptible loads. In 1999, approximately 104 Mw of controlled interruptible loads were not interrupted at the time of the system peak. In 1998, approximately 138 Mw of controlled interruptible loads were interrupted at the time of the 1998 system peak. In 1997, the approximately 116 Mw of controlled interruptible loads were not interrupted at the time of the system peak.

     The net firm system peak demand for PSCo for the years 1997-1999 occurred in the summer. The net firm system peak demand for 1999, which occurred on July 7, 1999, was 4,854 Mw. At that time, the net dependable system capacity totaled 5,516 Mw (generating capacity of 3,641 Mw, together with firm purchases of 1,875
Mw), which represented a reserve margin of approximately 14%.

     The net firm system peak demand for SPS for the years 1997-1999 occurred in the summer. The net firm system peak demand for 1999, which occurred on July 30, 1999, was 3,937 Mw. At that time, the net dependable system capacity totaled approximately 4,850 Mw (including firm purchases), which represented a reserve margin of approximately 23%.

Purchased Power

     The Company's electric utility subsidiaries have contractual arrangements with regional utilities as well as QFs, EWGs and other non-regulated energy suppliers in order to meet the energy needs of their customers. Capacity, typically measured in Kilowatts or Megawatts, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kilowatt-hours or Megawatt-hours, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source, together with a charge for the associated energy actually purchased from such generating source.

     The Company's electric utility subsidiaries have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 2000 net firm system peak demand through the expiration of the contracts:

                                                                      Mw Contracted
                                                                     for at the Time
                                                                    of the Anticipated
                                              Generating              2000 Net Firm        Contract
Company                                         Source              System Peak Demand    Expiration
-------                                        --------             ------------------  --------------
PSCo Contracts:

Basin Electric Power Cooperative          Laramie River Station             175              2016
  Agreements 1 and 2 (a) (b)

Basin Electric Power Cooperative          Laramie River Station             131              2004
  Agreement 3 (a) (c)

Black Hills Corporation                   Neil Simpson #2
  Agreements (a) (d)                      Wyodak Station                     30              2004

BIV Generation Company (a) (e)            Brush 4 Facility                   50              2007

CL Six Power Sales (a) (f)                CL 6 Resource Portfolio            80              2002

Colorado Power Partners  (a) (g)          Brush 1 & 3 Facility               75              2005

Indeck-Colorado LLC (a) (h)               Combustion Turbines
                                          adjacent to Arapahoe               71              2007

Indeck-Colorado LLC (a) (i)               Combustion Turbines
                                          adjacent to Valmont                37              2007

Fulton Cogeneration Associates (a) (j)    Manchief Station                  214              2007

PacifiCorp (k)                            PacifiCorp Resource Pool          176              2011

Platte River Power Authority (a) (l)      Craig Units 1 and 2;              102              2004
                                          Rawhide Unit 1

Tri-State:                                                                  425               (m)
  Agreements 1, 2, 3 and 4 (a) (m)        Laramie River Station
                                          Craig Station

  Agreement 5 (a) (m)                     Laramie River Station
                                          Craig Station
                                          Nucla Station

Various Owners (a)                        QFs & other                       481          Various dates
                                                                        -------

       Subtotal - PSCo                                                    2,047

SPS Contracts:

Borger Energy Associates (n)              Blackhawk Station                 224              2024

JM Huber (o)                              Engineered Carbons                 12              2005
                                                                        -------

       Subtotal - SPS                                                       236

Cheyenne Contract:

PacifiCorp (p)                            PacifiCorp System                 150              2000
                                                                        -------
                                                                          2,433
                                                                        =======

_____________________

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

(b) The first agreement is for 100 Mw of capacity through March 31, 2016. The second agreement is for 75 Mw of summer season capacity through March 31, 2016 and 25 Mw of winter season capacity through March 31, 2010.

(c) PSCo and Basin Electric Power Cooperative entered into an agreement dated December 14, 1998. Under the terms of the agreement PSCo shall purchase up to 131 Mw of capacity for the 2000 summer season and up to 68 Mw of monthly capacity typically during shoulder months. The term of the agreement is for 5 years beginning April 1999. There is no demand component under the term of the agreement.

(d) PSCo and Black Hills Corporation have entered into a short-term agreement to provide PSCo up to 30Mw of capacity from April 1, 2000 through September 30, 2000 and a second agreement to provide PSCo up to 30 Mw of capacity for the period May 1, 2001 through March 31, 2004.

(e) PSCo and Colorado Energy Management (CEM) entered into an agreement dated April 7, 1999, which was subsequently assigned to BIV Generation Company from (BIV). Under the terms of the agreement BIV shall sell to PSCo 50 Mw of peaking capacity. The term of the agreement is for 7 years beginning May 1, 2000.

(f) The agreement between PSCo and CL Six Power Sales offers PSCo 80 Mw of capacity during the summer season and 85 Mw during the winter season. The March 27, 1997 agreement shall terminate August 10, 2002. This agreement replaced an 81 Mw QF Power Purchase Agreement which was terminated April 1998.

(g) Under the terms of an agreement dated March 30, 1999, PSCo agreed to purchase 75 Mw of peaking capacity from Colorado Power Partners beginning on the agreement's execution date and terminating October 31, 2005. This agreement replaced a 50 Mw QF contract.

(h) PSCo and Indeck-Colorado LLC (Indeck) entered an agreement dated December 22, 1999. Under the terms of the agreement Indeck shall sell to PSCo up to
     71.4 Mw of summer peaking capacity beginning May 1, 2000 through June 1, 2007.

(i) PSCo and Indeck entered an agreement dated December 22, 1999. Under the terms of the agreement Indeck Colorado shall sell to PSCo up to 36.7 Mw of summer peaking capacity beginning May 1, 2000 through June 1, 2007.

(j) PSCo and Fulton Cogeneration Associates (Fulton) entered into an agreement dated May 13, 1999. Under the terms of the agreement Fulton shall sell to PSCo up to 214 Mw of summer peaking capacity. The term of the agreement is for 7 years beginning May 1, 2000.

(k) The current agreement with PacifiCorp expires October 31, 2022. However, the agreement provides PSCo the opportunity to exercise an irrevocable option to terminate the agreement on December 31, 2011, provided PSCo gives notice to PacifiCorp no later than March 1, 2002.

(l) The amount of capacity to be made available from Platte River Power Authority during the term of the agreement for each summer and winter season is established in the Agreement.

(m) PSCo has entered into five agreements with Tri-State. Agreements 1, 2 and 5 are contracts for 100 Mw each of capacity and expire in 2001, 2017 and 2011, respectively. Agreement 3 is a contract for 25 Mw of summer season capacity and 75 Mw of winter season capacity and expires in 2016. Agreement 4 is a contract for 100 Mw of year-round capacity. PSCo has exercised its options under Agreement 4, effectively terminating the agreement in 2003.

(n) SPS entered into a 25 year agreement with Borger Energy Associated (BEA) in May 1997 for the purchase of capacity and energy. In June 1999, BEA began providing SPS with up to 224 Mw of capacity. The 25 year contract term extends through May 2024. However, SPS has an option to extend the term of the agreement for an additional 10 years beyond May 2024.

(o) SPS entered into an agreement with JM Huber in August 1999 for the purchase of capacity and energy for the period August 1999 through December 2005.

(p) The contract, which expires on December 31, 2000, provides for PacifiCorp to sell to Cheyenne the total electric capacity and energy requirements associated with the operation of Cheyenne's service area. Cheyenne will seek through a solicitation process a new contract that will provide Cheyenne's total electric capacity and energy beginning on January 1, 2001. Cheyenne's Net Firm System Peak Demand occurs during the winter season.

          See Note 11. Commitments and Contingencies - Purchase Requirements in
Item 8. Financial Statements and Supplementary Data for information regarding the Company's financial commitments under these contracts. See Interconnections in Item 2. Properties for a discussion of the Company's interconnections with these sources. A discussion of the Company's agreements with various regional transmission service providers is provided below under the heading Purchased Transmission Services.

          Based on present estimates, PSCo will purchase approximately 30% of its total electric system energy input for 2000. Based on the capacity associated with the purchase power contracts described above, approximately 40% of the total net dependable system capacity for the summer 2000 net firm system peak demand for PSCo will be provided by purchased power.

          Substantially all of the QF capacity purchased by PSCo, including approximately 4 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to January 1, 1988. The purchases of additional QF and other capacity are currently based on a competitive bidding process.

          PSCo and SPS also makes short-term and non-firm purchases to replace generation from company owned units which is unavailable due to maintenance and unplanned outages, to provide each utility's reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company owned generation and/or long-term purchase power contracts, and for various other operating requirements.

          In recognition of the rapidly growing economy in Colorado and to meet these new energy needs, PSCo plans to seek through a solicitation process between 1,000 and 1,200 Mw's of resources with in-service dates beginning May 1, 2002. Based on current projections, PSCo expects that purchased capacity will continue to meet a significant portion of system requirements at least through 2016. Further discussion related to recovery of purchased capacity costs can be found in Note 10. Regulations and Rates - Cost Recovery Mechanisms in Item 8. Financial Statements and Supplemental Data.

          PSCo is a member of the Rocky Mountain Reserve Group ("RMRG"), a reserve sharing group. The RMRG is composed of members in the Rocky Mountain area, each of which owns and/or operates electric generation and/or transmission systems and are interconnected to one or more other member systems. The RMRG was conditionally accepted by the FERC in July 1998, and was granted final acceptance in January 1999. The objective of the RMRG is to provide capacity which is categorized as either immediately accessible or accessible within ten minutes. The capacity is used by RMRG members to cover unanticipated loss of generation as well as to provide a source of emergency assistance when there is a risk of not meeting firm load. As a result of its membership in the RMRG, PSCo can supply and protect its electric system with less aggregate operating reserve capacity than otherwise would be necessary. Additionally, emergency conditions can be met with less likelihood of curtailment or impairment of electric service and generation and transmission facilities and interconnections can be used more efficiently and economically.

Purchased Transmission Services

          The Company's electric utility subsidiaries have contractual arrangements with the following regional transmission service providers in order to provide reliable delivery of power and energy to the subsidiaries' native load customers (retail and wholesale load obligations with terms of more than one year) at the time of the subsidiary's anticipated 2000 net firm system peak demand. These purchased transmission services may be needed as the sole means of providing service to a particular customer or group of customers which are not interconnected directly with the subsidiary's transmission system; as the means for delivering remote generation resources to the subsidiary's transmission system; or as supplemental transmitting capacity between points within the subsidiary's transmission system. Point-to-point transmission services typically include a charge for the specific amount of transmission capacity being contractually reserved, although some older agreements, or agreements with smaller non-jurisdictional providers, may base charges on the amount of metered energy delivered. Network transmission services include a charge for the metered demand at the delivery point at the time of the provider's monthly transmission system peak, usually calculated as a 12 month rolling average.

                                                                      Mw Contracted
                                                                     for at the Time
                                                                    of the Anticipated
                                                                      2000 Net Firm        Contract
Service Provider                         Type of Service            System Peak Demand    Expiration
----------------                         ---------------            ------------------    ----------
PSCo Contracts:

Mountain Parks Electric (a)              Point-to-Point                      30           Indefinite

Platte River Power Authority (b) (d)     Point-to-Point                      36              2004

Platte River Power Authority (c)         Network                             32              2013

Tri-State (d)                            Point-to-Point                      50              2032

Western Area Power Administration        Point-to-Point                      50              2002
  Colo. River Storage Project (b) (d)

Western Area Power Administration        Point-to-Point                      57              2010
  Rocky Mountain Region (d) (e)

Western Area Power Administration        Point-to-Point                      27              2002
  Rocky Mountain Region
  (b) (d) (f)

Other Agreements                         Point-to-Point                      36          Various Dates
                                                                            ---

       Subtotal - PSCo                                                      318

SPS Contracts:

Public Service Co. of Oklahoma (g)       Point-to-Point                      45              2002

Southwest Power Pool (g)                 Point-to-Point                     100              2001
                                                                            ---

       Subtotal - SPS                                                       145

Cheyenne Contract:

Western Area Power Administration        Network                            143              2002
                                                                            ---
Rocky Mountain Region (h)
                                                                            606
                                                                            ===

____________

(a) Service used to serve a PSCo retail industrial customer, by agreement within Mountain Parks Electric service territory. PSCo is committed to pay a minimum facilities charge each month plus a small charge for all energy delivered over a specified level each month. There is no fixed capacity reservation. Service will continue as long as PSCo continues to serve this industrial customer.

(b) Service used to supplement the PSCo transmission system to transmit power from generating resources located in western Colorado to loads in eastern Colorado.

(c) Service used to serve PSCo retail loads which are interconnected only with the Platte River Power Authority transmission system.

(d) PSCo is committed to pay for this reserved capacity whether or not it utilizes the transmission service.

(e) Service used to serve PSCo retail loads which are interconnected only with the Western Area Power Administration ("WAPA") transmission system.

(f)  Service purchased only during the summer months of June through September.

(g) Service used to serve an SPS wholesale customer not interconnected with the SPS transmission system. SPS is committed to pay for this reserved capacity whether or not it utilizes the transmission service.

(h) Service is used to import Cheyenne's power supply requirements from PacifiCorp, as contracted. Currently, WAPA is the only transmission service provider that interconnects directly with Cheyenne's transmission system.

     Refer to Item 2. Properties - Electric Transmission Property for a discussion of SPS's activities with the SPP and the WSPP.

Electric Fuel Supply

     The following tables present the delivered cost per million Btu of each category of fuel consumed by the system for electric generation during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

     PSCo generating plants:                            Weighted
                                                         Average
                      Coal*                Gas         All Fuels**
                      -----                ---         -----------
                    Cost $  %           Cost $  %        Cost $
                    ---------           ----------      --------
     1999..........  0.90  92            2.52  8          1.04

     1998..........  0.93  95            2.46  5          1.00

     1997..........  0.99  98            3.03  2          1.03

     * The average cost per ton of coal for years 1997 through 1999, including freight, shown above was $18.96, $17.41, and $17.07, respectively.
     **   Insignificant purchases of oil are included.

     SPS generating plants:                             Weighted
                                                         Average
                      Coal*                Gas         All Fuels**
                      -----                ---         -----------
                    Cost $  %           Cost $  %        Cost $
                    ---------           ----------      -------
     1999..........   1.41 70             2.38  30         1.70

     1998..........   1.60 67             2.19  33         1.80

     1997..........   1.84 69             2.55  31         2.06

     * The average cost per ton of coal for years 1997 through 1999, including freight and other components, shown above was $31.97, $28.57, and $24.56 respectively.
     ** Insignificant purchases of oil, steam and hot nitrogen are included.


Coal

     PSCo's primary fuel for its steam electric generating stations is low-sulfur western coal. PSCo's coal requirements are purchased primarily under seven long-term contracts with suppliers operating in Colorado and Wyoming. The percentage of PSCo's 2000 coal requirements supplied under these long-term contracts varies from plant to plant as detailed herein. During the year ended December 31, 1999, PSCo's coal requirements for existing plants were approximately 10 million tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1999, were approximately 55 days usage, based on the average burn rate for all of PSCo's coal-fired plants. Coal supply inventories at December 31, 1998 were approximately 40 days usage. The increase in 1999 was planned in coordination with PSCo's Y2K Programs contingency plan.


                                                  December 31, 1999
                                                  Ending Inventory
                                                --------------------
                                                 Tons          Days
                                                 ----          ----

               Arapahoe                           30,237        12
               Cameo                              57,613        64
               Cherokee                          279,209        44
               Comanche                          474,793        48
               Craig-PSCo                         34,307        35
               Hayden-PSCo                       110,915        43
               Pawnee                            429,473        62
               Valmont                            97,141        58

     PSCo operates one mine-mouth generating station, the Hayden Station and has partial ownership in a second mine-mouth generating station, the Craig Station in Colorado. PSCo is the operating agent at the Hayden station. All of Hayden station's generating requirements are supplied under a long-term agreement with the nearby Peabody affiliated Seneca mine. PSCo is a partial owner in Craig Station. Over 75% of PSCo's Craig Station coal requirements are supplied under two long-term agreements with Kennecott Energy's Colowyo Coal Company and the nearby Trapper Mining, Inc. mine. Any remaining Craig Station requirements for PSCo are supplied via spot coal purchases.

     PSCo has secured over 90% of Cameo Station's coal requirements for 2000 through 2002 via a contract with the nearby Lodestar Energy Inc.'s McClane Canyon mine. Any remaining requirements may be purchased from the market. PSCo has contracted for long-term coal supplies with Twentymile Coal Company's Foidel Creek Mine and Mountain Coal Company's West Elk Mines located in Colorado to supply approximately 70% of the Cherokee and Valmont Stations' projected requirements through 2000. PSCo has sold the majority of its calendar 2000 coal supply from the West Elk mine and replaced it with Foidel Creek mine spot coal supply purchases from FLT Trading and Twentymile Coal Company. In addition, PSCo has contracted with Kennecott Energy's affiliate, Colowyo Coal Company for approximately 25% of Cherokee's and Valmont's projected 2000 coal needs.

     PSCo has long-term coal supply agreements with RAG Coal West Inc.'s Belle Ayr and Eagle Butte mines located in the Powder River Basin in Wyoming for the Pawnee and Comanche Stations' projected requirements. Under the long-term agreements, the supplier to meet the contract quantity obligations has dedicated specific coal reserves at the contractually defined mine(s). In addition, PSCo has a coal supply agreement with Triten Coal Company's North Rochelle mine and Peabody Coal Company's North Antelope/Rochelle Complex mine to supply approximately 80% of Arapahoe Station's projected requirements for 2000. Any remaining Arapahoe Station requirements will be procured via spot purchases.

     Coal is transported by rail, primarily from mines located in Colorado, for PSCo's Cherokee and Valmont Stations. Additionally, coal is transported by rail, from mines located in Wyoming for PSCo's Arapahoe, Pawnee and Comanche Stations.

     Powder River Basin ("PRB") coal supplies for PSCo's Arapahoe, Pawnee and Comanche stations are transported by the Burlington Northern Santa Fe Railway Company under two contracts which have remaining terms of five years for Arapahoe and one year for the other two plants. The one way distance for each of these PRB coal hauls varies due to different origin mines and destination plants but approximates 413 miles on average for the Arapahoe haul, 575 miles on average for the Comanche haul and 368 miles on average for the Pawnee haul. Transportation charges for these Powder River Basin coal supplies comprise more than 55% of the total cost of the coal delivered to these stations.

     Colorado origin coal supplies for PSCo's Cherokee and Valmont stations are transported by the Union Pacific Railroad Company to Cherokee and by a joint haul of the Union Pacific Railroad Company and Burlington Northern Santa Fe Railway Company to Valmont under two contracts which have remaining terms of three years and one year, respectively. The one way distance for each of these Colorado hauls varies due to several origin mines spread over various regions of the state, but based on current contracted coal supplies the average haul distance is expected to be approximately 250 to 300 miles. Transportation charges for these Colorado origin coal supplies make up more than 32% of the delivered cost of the coal to the Cherokee and Valmont stations.

     SPS purchases all of its coal requirements for Harrington and Tolk electric generating stations from TUCO, in the form of crushed, ready-to-pulverize coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the Company's boiler bunkers located within SPS's coal-fueled stations where it is processed for burning. For the Harrington station, the SPS/TUCO coal supply contract expires December 31, 2016 and the TUCO/Wheelabrator coal handling agreement expires July 1, 2004. For the Tolk station, the SPS/TUCO coal supply contract expires December 31, 2016 and the TUCO/Wheelabrator coal handling agreement expires June 1, 2005. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles, which are adjacent to SPS's coal-burning generation stations. At December 31, 1999, TUCO's coal inventories at the Harrington and Tolk sites were 679,199 tons and 706,851 tons (approximately 55 and 58 days supply), respectively. TUCO has executed a long-term coal supply agreement with Kennecott Energy Company affiliated companies to supply approximately 55% of Harrington's projected requirements through 2001 from the Antelope mine located in the Powder River Basin. In addition, TUCO has contracted for approximately 45% of Harrington's 2000 projected requirements with Kennecott's Cordero Rojo Complex mine located in the Powder River Basin. TUCO has long term contracts with Thunder Basin Coal Company, an affiliate of Arch Coal Company, for supply of coal in sufficient quantities to meet the primary needs of the SPS's Tolk Station. Specific coal reserves in the Powder River Basin in Wyoming have been dedicated by Thunder Basin to meet the contract quantities. The Powder River Basin coal supplies for both stations are transported for TUCO by the Burlington Northern Santa Fe Railway Company to Harrington Station near Amarillo, Texas a distance of approximately 900 miles, and to Tolk Station near Muleshoe, Texas, a distance of approximately 1,032 miles. Transportation charges for these Powder River Basin coal supplies make up more than 45% of the total cost of the coal delivered to the boiler.

     See Note 11.  Commitments and Contingencies - Purchase Requirements in Item
8. Financial Statements and Supplementary Data for information regarding financial commitments under the coal supply and coal transportation contracts.

Natural Gas and Fuel Oil

     PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for PSCo's power plants are procured under short and intermediate term contracts on a competitive basis to provide an adequate supply of fuel. SPS has a number of short and intermediate contracts with natural gas suppliers operating in gas fields with long life expectancies in or near its service area. SPS also utilizes firm and interruptible transportation to minimize fuel costs during volatile market conditions and to provide reliability of supply. SPS maintains sufficient gas supplies under short and intermediate term contracts to meet all power plant requirements; however, due to flexible contract terms, approximately 45% of SPS's gas requirements during 1999 were purchased under spot agreements.

Natural Gas Utility Operations

     During the period 1995-1999, PSCo and Cheyenne have experienced growth in the number of residential and commercial customers ranging from 2.7% to 3.5% annually. The growth of residential and commercial sales has been strong due to favorable economic conditions in Colorado and Wyoming, although sales growth over the past two years have been negatively impacted by warmer than normal winter weather conditions. PSCo and Cheyenne offer transportation services to their large commercial and industrial customers, allowing these customers to purchase gas directly from their suppliers. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas, but will have a positive impact on operating margin. During 1999, transportation services revenues were $38.0 million compared to $35.0 million in 1998 and $32.6 million in 1997.

Natural Gas Supply and Storage

     PSCo and Cheyenne have attempted to maintain low cost, reliable natural gas supplies by optimizing a balance of long-term and short-term gas purchases, firm transportation and gas storage contracts. During 1999, PSCo and Cheyenne purchased 136.9 million dekatherms from approximately 45 suppliers. In 1999, the average delivered cost per Dth for PSCo and Cheyenne was $2.84 compared to $2.63 per Dth in 1998 and $2.96 per Dth in 1997 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Purchased gas costs are recovered from customers through gas cost adjustment mechanisms.

     PSCo and Cheyenne have completed substantially all of their obligations related to gas supply transportation and storage contracts which resulted from FERC Order 636. PSCo and Cheyenne have entered into new contracts with CIG and others for firm transportation and gas storage services. Adequate supplies of natural gas are currently available for delivery within the Rocky Mountain region. PSCo and Cheyenne continually evaluate the natural gas markets and procure supplies, as needed, to meet current and anticipated customer demand.

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

     PSCo is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. PSCo has received authorization from the FERC to act as a power marketer. Also, PSCo holds a FERC certificate that allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without PSCo becoming subject to full FERC jurisdiction.

SPS

     The PUCT has jurisdiction over SPS's Texas operations as an electric utility and original and appellate jurisdiction over its retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The NMPRC has jurisdiction over the issuance of securities and accounting and the NMPRC, as well as, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services in their respective states. The FERC has jurisdiction over SPS's rates for sales of electricity for resale. SPS has received authorization from the FERC to act as a power marketer.

Cheyenne

     Cheyenne is subject to the jurisdiction of the WPSC with respect to its facilities, rates, accounts, services and issuance of securities. The WPSC consists of three full-time members appointed by the Governor and approved by the Wyoming Legislature. Only two members may be from the same political party.

Other

     WGI and TOP are subject to FERC jurisdiction. WGI and TOP each hold a FERC certificate, which allows them to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. e prime has authorization from the FERC to act as a power marketer.

Cost Recovery Mechanisms

PSCo

     At December 31, 1999, PSCo had four adjustment clauses: the ICA, the GCA, the DSMCA and the QFCCA. These adjustment clauses allow certain costs to be passed through to retail customers. PSCo is required to file applications with the CPUC for approval of adjustment mechanisms in advance of the proposed effective dates. The applications must be acted upon before becoming effective.

     The ICA allows for an equal sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo, through its GCA, is allowed to recover the difference between its actual costs of purchased gas and the amount of these costs recovered under its base rates. The GCA rate is revised annually on October 1 and otherwise as needed, to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover such gas costs are compared on a monthly basis and differences are deferred. The QFCCA provides for recovery of purchased capacity costs from certain QF projects, not otherwise reflected in base electric rates.

     PSCo, in a collaborative process with public interest groups, consumers and industry has developed DSM programs (programs designed to reduce peak electricity demand, shift on-peak demand to off-peak hours and provide for more efficient operation of the electric generation system), including incentive and cost recovery mechanisms. The DSMCA clause currently permits PSCo to recover DSM costs over five years while non-labor incremental expenses, and carrying costs associated with deferred DSM costs are recovered on an annual basis. PSCo also has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

SPS

     Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is part of SPS's rates. If it appears that the factor will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The rule requires refunding and surcharging under/over-recovery amounts, including interest, when they exceed 4% of the utility's annual fuel and purchased power costs, as allowed by the PUCT, if this condition is expected to continue. Under the PUCT's regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS's electric generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million for the three year period ended December 31, 1997. For this same period, SPS had approximately $21.4 million in under-recovered fuel costs associated with the Texas retail jurisdiction. SPS has entered into a settlement agreement with the General Counsel of the PUCT, which, if approved, would provide for the recovery of substantially all fuel costs. The final outcome of this fuel reconciliation proceeding is pending. Various parties in the proceedings are contesting the settlement agreement. Hearings were held in October 1999. It is anticipated that a decision will be issued during the first quarter of 2000.

     The NMPRC regulations provide for a fuel and purchased power cost adjustment clause and a fixed annual fuel factor for SPS's New Mexico retail jurisdiction. SPS revises its fixed fuel factor annually to recover projected fuel and purchase power costs as well as any over/under fuel cost balance for the current year. New Mexico's over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation. SPS is required to petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. In addition, on an annual basis SPS files an application for the NMPRC to review the utility's electric generation and fuel management activities.

     In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses.

Cheyenne

     Purchased power and gas costs are recoverable in Wyoming. Cheyenne is required to file applications with the WPSC for approval of adjustment mechanisms in advance of the proposed effective date. Total purchased power costs to be collected through the ECA (and base rates) are projected to increase by approximately $1.1 million from 1999 to 2000.

     See Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data for additional discussion on the PSCo, SPS and Cheyenne cost recovery mechanisms.

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

     The Company and its subsidiaries continue to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon the Company's operations. See Note 11. Commitments and Contingencies
- Environmental Issues in Item 8. Financial Statements and Supplementary Data for additional discussion. At December 31, 1999, the estimated 2000, 2001 and 2002 expenditures for environmental air and water emission control facilities were $19.3 million, $28.1 million and $32.8 million, respectively (see Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations).

Construction Program

     Discussion of the construction programs for each registrant is provided within their respective Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

     The Company supports a fair and orderly transition to a competitive environment and believes that any restructuring plans should provide the Company with an opportunity to recover its costs for prudently incurred utility investments and contractual commitments that may be uneconomic in the future. Overall, the Company believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market. Electric restructuring legislation was passed in Texas and New Mexico during 1999, as discussed below. Retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company and its subsidiaries resulting from an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital (see Note 1. Summary of Significant Accounting Policies and Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data). At this time, the Company and its utility subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operations or cash flows (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Retail Electric Business

     Today, the retail electric business faces increasing competition as industrial and large commercial customers have some ability to own or operate facilities to generate their own electric energy requirements. In addition, customers may have the option of substituting fuels, such as natural gas for heating, cooling and manufacturing purposes rather than electric energy, or the option of relocating their facilities to a lower cost environment. While each of the Company's utility subsidiaries face these challenges, these subsidiaries believe their rates are competitive with currently available alternatives. The Company's utility subsidiaries are taking actions to lower operating costs and are working with their customers to analyze the feasibility of various options, including energy efficiency, load management and cogeneration in order to better position the Company's utility subsidiaries to more effectively operate in a competitive environment.

State Regulatory and Legislative Environments - Electric Business

     Below is a discussion on the regulatory and legislative initiatives currently being addressed in each of the Company's retail jurisdictions related to the electric business.

     Colorado - Colorado law permits the CPUC to authorize rates negotiated with
     --------
individual electric and gas customers who have threatened to discontinue using the services of PSCo, so long as the CPUC finds that such authorization: 1) in the case of electric rates, will not adversely affect PSCo's remaining customers and 2) in the case of gas rates, will not affect PSCo's remaining customers as adversely as would the alternative.

     During 1998, an electric restructuring bill was passed which established a 29 member advisory panel to conduct an evaluation of the potential benefits and possible regulatory structure of the retail electric industry. NCE had one representative appointed to this panel. In October 1999, the panel finalized its findings which concluded that Colorado should not open its electric markets to outside competition, by a vote of 17 against restructuring, 11 in favor of restructuring and 1 outstanding. The panel issued its findings to the General Assembly and the Governor in November 1999.

     Texas - On June 18, 1999, an electric utility restructuring act ("SB-7")
     -----
was passed in Texas, which allows for retail competition, for most areas of the state, beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002 together with an annual earnings test; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes.

     SB-7 specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated net stranded costs, must direct any excess earnings indicated in the annual earnings tests during the period January 1, 1999 through December 31, 2001 to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

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

     As required by SB-7, SPS filed a business separation plan, on January 10, 2000, for the unbundling of business activities relating to 1) power generation,
2) transmission and distribution and 3) retail electric provider services. In its filing, SPS proposed a functional separation into these business units effective January 1, 2002 and a complete legal separation by January 1, 2007 in an effort to minimize the costs of restructuring. All competitive energy services will be separate by September 1, 2000 and on or before the start of retail competition, NCE will establish a customer care company, which will provide customer services for all of its operating activities. Finally, SPS has signed a letter of intent to transfer functional control of its electric transmission system to the Midwest Independent System Operator, Inc. ("MISO"), a regional transmission organization that will operate the transmission system of multiple owners in the central Unites States. Also, included in this filing was SPS's proposed code of conduct and compliance manual. In general, SPS is committing to separate into distinct businesses and to operate in an arm's length manner so that the transactions between affiliated entities and regulated entities do not confer any unduly competitive advantages on NCE's businesses as compared to non-affiliates. Hearings on the separation plan are scheduled to take place during the first quarter of 2000. SPS is required to file a rate case on April 1, 2000 to set the rates for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company intends to request recovery of all the jurisdictional costs associated with this restructuring and is continuing to evaluate the effect of these filings on SPS.

     In connection with the NCE/NSP Merger approval proceedings, the Company filed supplemental testimony with the PUCT in October 1999 outlining its plan to address the various provisions of SB-7. In general, the plan presented by the Company provides for the transfer of ownership or control of 595 Mw of generating capacity (either through capacity entitlement auction or divesting) to other competitors and the addition of transmission lines to import an additional 400 Mw from other geographic regions. The major components of this plan, that were not discussed above in the business separation plan filing, include the following:

 . auction entitlements (409 Mw or 15 percent of installed generation capacity) to capacity owned and controlled by SPS, that is dedicated to serving Texas retail customers, by January 1, 2002. SPS would continue to own and operate the capacity, but competitors would have the right to dispatch the power.

 . divest 186 Mw of SPS-area generating capacity by January 1, 2002 in order to further reduce market dominance,

 . implement a pilot program for retail access for at least 5 percent of its Texas retail load in June 2001 and to expand the pilot program to 20% of customer load in 2002.

     The SPS plan is designed to address the market power issues related to the deregulation legislation and would promote further competition before the end of 2006 by allowing only competitors to build new plants in the region between now and then, by adding even more transmission lines, and possibly by further divesting some generation. Hearings on the NCE/NSP Merger are scheduled to begin in March 2000 and the final order is expected in the second quarter of 2000.

     New Mexico  - On April 8, 1999, New Mexico enacted the Electric Utility
     ----------
Restructuring Act of 1999, which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs quantified by the

NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must initially file a transition plan with the NMPRC by June 1, 2000. Before January 1, 2001, SPS must separate its utility operations into at least two segments: a) energy generation services and b) transmission and distribution (including retail operations) services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company will be prohibited from providing unregulated services.

     In January 2000, SPS petitioned and received approval from the NMPRC to postpone filing its transition plan until June 1, 2000. Additionally, SPS requested that the NMPRC postpone the beginning of customer choice for certain retail customers until June 1, 2001 and postpone the completion of SPS's corporate separation until January 1, 2002. The NMPRC has directed that New Mexico utilities and interested parties to comment on the SPS's postponement of customer choice for certain customers and corporate separation within 60 days.

     Wyoming - There were no electric industry restructuring legislation
     -------
proposals introduced in the Legislature during 1999.   A joint committee of the
Wyoming legislature held a series of hearings on restructuring in June of 1997. On September 15, 1997, a report entitled the "Study of the Potential Economic Impacts of Electric Restructuring on the State of Wyoming," prepared for the WPSC by an external consultant was made public. The report analyzed four different restructuring scenarios and concluded overall that restructuring would have only a small impact on rates. No action with respect to electric restructuring is anticipated in 2000.

     Kansas - In December 1997, the Task Force On Retail Wheeling presented its
     ------                         -----------------------------
final report to the 1998 Kansas Legislature. The report culminated a study that was authorized by House Bill 2600 and was signed by the Governor on April 26, 1996. In general, this legislation imposed a three-year freeze on retail electric wheeling. In August 1999, the Kansas Corporation Commission opened a docket to investigate the adequacy of generation capacity of Kansas utilities. The Commission order included such things as the staff continually monitoring the generation capacity situation in Kansas, the filing of information on a regular basis of the utility to meets its responsibility to provide electric service to retail customers, and the opening of a new docket to consider conservation appeals.

     Oklahoma - The Electric Restructuring Act of 1997 was signed by the
     --------
Governor of Oklahoma on April 25, 1997. This legislation directs a series of studies which will define the orderly transition to consumer choice of electric energy supplier by July 1, 2002. During 1998 and 1999, the Oklahoma Corporation Commission began such studies and held research meetings focusing on several restructuring issues. Results and recommendations derived from the studies and meetings will direct further legislative action that may be necessary in order for the Electric Restructuring Act of 1997 to be fully implemented. An independent system operator ("ISO") study report, prepared by the Oklahoma Corporation Commission, was issued in January 1998. The Oklahoma Corporation Commission Taxation Issues study and a Technical Issues study on the effects of an ISO were concluded on December 31, 1998. The Electric Restructuring Act was modified during 1998 to clarify terms used in the original bill, as well as advancing timelines for studies of the Joint Electric Utility Task Force in order to meet the stated implementation date. In December 1998, this Task Force began the formation of groups, which will examine numerous restructuring issues. A report was issued in November 1999, and the year 2000 legislative session will consider the Task Force's findings as it considers issues related to implementing customer choice in 2002.

Wholesale Electric

     The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. Under current FERC rules, utilities are required to provide wholesale open-access transmission services consistent with what is provided for in their own operations and to unbundle wholesale merchant and transmission operations. The Company's utility subsidiaries are operating under a joint tariff in compliance with these rules. To date, these provisions have not had a material impact on the operations of the Company's utility subsidiaries.

     On December 20, 1999, the FERC issued Order 2000 ("FERC Order 2000"), which amends its regulation under the Federal Power Act to advance the formation of Regional Transmission Organizations ("RTOs"). This regulation requires that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce take certain steps and make certain filings with respect to forming and participating in an RTO. FERC Order 2000 codifies minimum characteristics and functions that a transmission entity must satisfy in order to be considered a RTO. Also, FERC Order 2000 requires that each electric utility file by October 15, 2000 and that RTOs be operational by December 15, 2001. The Company is evaluating the impact of this order on NCE's wholesale electric business. In 1999, the Company's consolidated firm and non-firm wholesale revenues totaled approximately $451 million or 18% of total electric revenues.

Natural Gas

     Changes in regulatory policies and market forces have shifted the industry from traditional bundled gas sales service to an unbundled transportation and market based commodity service. Following the unbundling of interstate pipeline delivery services by the FERC in 1993, PSCo has participated fully in state regulatory and legislative efforts to develop a framework for extending unbundling down to the residential and small commercial level. The goal of unbundling is to offer customers choice of gas suppliers. PSCo supported a gas unbundling bill, passed by the Colorado legislature in 1999, that provides the CPUC the authority and responsibility to approve voluntary unbundling plans submitted by Colorado gas utilities in the future. PSCo has not filed a plan to open its natural gas supply business to competition and continues to evaluate its business opportunities for doing so.

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

     PSCo and Cheyenne extend and operate their distribution systems primarily by virtue of non-exclusive franchises granted by the various cities and towns. Their respective state commissions approve such franchise agreements. Because the franchises are non-exclusive, PSCo and Cheyenne can be faced with the threat of intrusion into their gas territory by third parties. PSCo holds territorial certificates for a portion of their gas service territory giving them the exclusive right to extend their distribution system and provide natural gas sales and transportation service. However, for the majority of their gas
service territory, no such territorial certificates exist.   PSCo has filed with
the CPUC an application to certificate its gas service territory along the front range of Colorado. PSCo is pursuing settlement negotiations and expects a resolution during 2000.

Franchises

     PSCo held nonexclusive franchises to provide electric or gas service or both services in approximately 119 incorporated cities and towns at December 31, 1999. These franchises consist of 68 combined gas and electric service franchises, 27 electric service franchises and 24 gas service franchises. In 2000, PSCo expects to re-negotiate four of the franchise agreements, which will be expiring. PSCo's gas, electric and steam franchise with the City of Denver, Colorado will expire in 2006. PSCo supplies electric or gas service or both services in about 114 unincorporated communities.

     SPS held franchises to provide electric service in approximately 104 cities and towns at December 31, 1999. In 2000, SPS expects to re-negotiate twelve of the franchise agreements, which will be expiring.

Foreign Investments

Yorkshire Power

     Yorkshire Power is a joint venture equally owned by NCI and a subsidiary of AEP which acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a U.K. regional electricity company effective April 1, 1997 for approximately $362 million. Effective March 31, 1998, PSCo sold NCI to NC Enterprises, a NCE subsidiary. Yorkshire Electricity's main businesses are the distribution and supply of electricity and the supply of gas. Its service territory is one of the region's largest with approximately 2 million customers.

     In August 1999, the Office of Gas and Electricity Markets ("Ofgem"), the body appointed by the U.K. government to regulate the gas and electricity industries in the U.K., published draft price proposals for the U.K.'s regional electricity distribution businesses that would be effective for the five-year period beginning April 1, 2000 and provide for price reductions of 15% to 20% in Yorkshire Power's distribution revenues.

     In October 1999, Ofgem issued an update to its August proposals which provided for a 15% reduction in Yorkshire Power's distribution revenues and a further 8% transfer of costs to Yorkshire Power's electricity supply business. Additionally, in October 1999, Ofgem issued draft electricity supply price proposals. The proposals provided for a supply price cap for domestic U.K. consumers, which would apply for two years from April 2000 until March 2002 and would not apply to small industrial and commercial customers, where the market was sufficiently competitive. These supply proposals for Yorkshire Power provided for a real price reduction of approximately 10.7% on the standard domestic tariff and a nominal price freeze from April 2001 ending in March 2002.

     In December 1999, Ofgem published its final price proposals on both the distribution and the supply businesses. The final proposals for Yorkshire Power's distribution business were substantially the same as the prior Ofgem proposals. The final proposal for Yorkshire Power's supply business differ principally from the prior proposal in that Ofgem's final proposal provided for a real price reduction of 3.6%, as compared to 10.7% in the October 1999 proposal. On December 20, 1999, Yorkshire Power indicated its intention to accept the final proposals. Yorkshire Power believes that the supply prices established in the competitive market may require Yorkshire to charge supply prices for customers it wishes to retain who are subject to supply price controls which are lower than the maximum prices established by Ofgem. If Yorkshire Power charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem.

     In response to Ofgem's final proposals and the increasing competition in the supply business, Yorkshire Power's management announced on January 18, 2000 the adoption of an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditures, staff reductions, outsourcing of certain functions and consolidations of facilities. Yorkshire Power intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the impact of the future final distribution and supply price reductions. Should Yorkshire Power be unable to reduce costs or grow revenues to the extent required to offset the effect of the price proposals, the Company's equity earnings from its investment in Yorkshire Power will be reduced, which could be significant, in comparison to its current level of earnings. Additionally, earnings continue to be impacted by the changes in the pricing and purchase of bulk electric power. Future earnings during the first and fourth quarter of 2000 are expected to exceed the second and third quarter earnings.

     In the second quarter of 1998, Yorkshire Power recognized an impairment of its investment in Ionica, a wireless telecommunications company. The impairment, reflecting a write down to fair market value, was offset, in part, by an unrelated tax adjustment. These two items reduced NCI's equity earnings by approximately $16 million. The investment in Ionica was subsequently sold with no further adverse financial impact. Also in the fourth quarter of 1998, Yorkshire Power recognized a gain on the sale of its generation assets and this gain increased NCI's equity in earnings by approximately $21 million.

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

     See Note 3. Investment in Yorkshire Power in Item 8. Financial Statements and Supplementary Data for summary financial information on Yorkshire Power.

Other foreign investments

     The Company owns other foreign investments through various non-regulated subsidiaries; however, at this time, these investments are not significant to the Company's financial position, results of operations or cash flows.

Service Company

     NCS, a wholly-owned subsidiary of NCE, was incorporated in 1997 under the laws of the State of Delaware. NCS is the service company for the NCE system and provides a variety of administrative, management, engineering, construction, environmental and support services. NCS provides its services to the NCE system at cost, pursuant to regulations promulgated under PUCHA by the SEC.

Non-Utility Operations

     NC Enterprises, a wholly-owned subsidiary of NCE, was incorporated in 1997 under the laws of the State of Delaware. NC Enterprises was incorporated to serve as an intermediate holding company for non-utility subsidiaries and foreign operations of NCE. The table below summarizes NC Enterprise's net investment in each of its subsidiaries and total assets as of December 31, 1999 and the operating revenues of each subsidiary, including equity earnings of unconsolidated subsidiaries for the year ended December 31, 1999, followed by a discussion of the operations of the subsidiaries.

                                      Operating
                                      Revenues
                                     and Equity       Total          Net
                                      Earnings        Assets      Investment
                                      --------        ------      ----------
                                                  (in millions)

New Century International, Inc.        $ 45.0        $ 388.5        $ 397.1
Quixx Corporation                         4.5           92.1           74.2
Utility Engineering Corporation         154.5           81.8           48.9
e prime, inc.                            92.8           93.8           23.1
Natural Fuels Corporation                 6.3              -              -
The Planergy Group, Inc.                 17.9           55.4           10.4
New Century Cadence, Inc.                (1.8)           0.8            0.6
NCE Communications, Inc.                  5.8           12.1           10.8
Natural Station Equipment LLC               -            3.9            0.1
New Century WYCO, Inc.                    0.2           16.6           16.5

     New Century International, Inc.: NCI was formed in 1997 to hold a 50% interest in Yorkshire Power. For a more detailed discussion refer to "Foreign Investments" above.

     Quixx:  Quixx was incorporated in 1985 under the laws of the State of
     -----
Texas.  Quixx's primary business is investing in and developing cogeneration and
energy-related projects.   Quixx also holds water rights and certain
other non-utility assets. Quixx also finances the sale of heat pumps. Quixx currently has the following wholly-owned subsidiaries, most of which hold interests in various energy-related limited partnerships:

     Quixx Mustang Station, Inc., a wholly-owned subsidiary of Quixx, was created to hold Quixx's 0.5%, general partnership interest in Denver City Energy Associates, L.P., a partnership which owns a 50% interest in Mustang Station, a 488 Mw combined cycle generating facility which is scheduled for completion in early 2000. Quixx also holds a 49.5% limited partnership interest in Denver City Energy Associates, L.P., through Quixx Resources, Inc. a wholly-owned subsidiary of Quixx.

     Quixxlin Corp, a wholly-owned subsidiary of Quixx, holds a 0.5% general partnership interest in Quixx Linden, L.P., which owns a 23 Mw natural gas fired cogeneration facility in Linden, New Jersey. This facility commenced cogeneration operations in October 1999. It is estimated that final completion of this facility will be in early 2000. Quixx also directly holds a 49.5% limited partnership interest in Quixx Linden, L.P.

     Quixx Borger Cogen, Inc., a wholly-owned subsidiary of Quixx, holds a 0.45% general partnership interest in Borger Energy Associates, L.P., which owns Blackhawk Station, a cogeneration plant located at the Phillips Petroleum Refinery Complex near Borger, Texas. Quixx Resources, Inc., a wholly-owned subsidiary of Quixx, holds a 44.55% limited partnership interest in this same partnership. This facility commenced Phase I electric operations in October 1998 and commenced Phase II cogeneration operations in June 1999.

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

     Quixx WRR, L.P., a wholly-owned subsidiary of Quixx, holds Quixx's water rights located in Roberts, Gray, Hutchinson and Carson Counties, Texas. Quixx holds a 1% general partnership interest and, through Quixx Resources, Inc., a 99% limited partnership interest in Quixx WRR, L.P.

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

     Quixx Mountain Holdings, LLC, a wholly-owned subsidiary of Quixx, holds a 50% interest in Front Range Energy Associates, LLC, which was incorporated to develop a gas-fired combustion turbine generation facility near Ft. Lupton, Colorado.

     Utility Engineering:  UE was incorporated in 1985 under the laws of the
     -------------------
State of Texas. UE is engaged in engineering, design, construction management and other miscellaneous services. UE currently has two wholly-owned subsidiaries - Universal Utility Services Company and Precision Resource Company. Universal Utility Services Company provides cooling tower maintenance and repair, certain other industrial plant improvement services, and engineered maintenance of high voltage plant electric equipment. Precision Resource Company provides contract professional and technical resources for customers in the energy industrial sectors.

     e prime:  e prime was incorporated in 1995 under the laws of the State of
     -------
Colorado. e prime provides energy related products and services which include, but are not limited to, energy marketing and trading and energy consulting. In March of 1996, e prime received authorization from the FERC to act as a power marketer. In September 1996, e prime acquired TOG, a gas marketing company, with headquarters in Houston and an office in Boston. e prime and TOG merged their operations. In July 1999, e prime sold TOG, including all retail gas marketing contracts serving customers in the northeast region of the United States. Additionally, e prime currently owns the following subsidiaries (subsidiaries formed, but inactive have been excluded):

     TOP is a small pipeline company which connects two major interstate pipelines.

     YGSC owns a 47.5% general partnership interest in Young Storage which owns and operates an underground gas storage facility in northeastern Colorado.

     e prime also holds a 50% ownership interest in Johnstown Cogeneration, a limited liability company.

     Natural Fuels Corporation:  Natural Fuels Corporation was incorporated in
     --------------------------
1990 under the laws of the State of Colorado. Natural Fuel's primary activities included the sale of compressed natural gas as a transportation fuel to retail markets, converted vehicles for natural gas usage, constructed fueling facilities, and sold miscellaneous fueling facility equipment. Natural Fuels was restructured effective December 31, 1999, as further discussed. Natural Fuels formed two newly organized limited liability companies: Natural Fuels Company LLC ("NATCO") and Natural Station Equipment LLC ("STATCO"). Natural Fuel's interest in STATCO was transferred to NC Enterprises. NC Enterprises then transferred 100% of the common stock of Natural Fuels to NCE by means of a declaration of a dividend of the shares of Natural Fuels. NCE then made a capital contribution of such shares to PSCo. Finally, PSCo merged Natural Fuels into a newly formed limited liability company, Colorado Natural Fuels, LLC, with NATCO as a subsidiary.

     The Planergy Group, Inc.:  The Planergy Group, Inc. (Planergy), which was
     ------------------------
acquired April 1, 1998 (formerly known as Falcon Seaboard Energy Services, Inc.), was incorporated in 1990 under the laws of the State of Texas. Planergy provides energy management, consulting and demand side management services to commercial, industrial, utility and municipal customers. Planergy currently has two principal wholly-owned subsidiaries, Planergy, Inc., and Planergy Services, Inc. Planergy Inc. provides energy-efficiency management, conservation programs and mass-market services. Planergy Services, Inc. specializes in industrial energy audits, and conservation reliability projects. It focuses on energy services for industrial and large commercial customers.

     New Century Cadence Inc.:  New Century Cadence, Inc. was incorporated in
     ------------------------
1997 under the laws of the State of Colorado. New Century Cadence was created to hold a 1/3 interest in Cadence Network, LLC, an energy-related company which provides energy management and consulting services, as well as brokering and marketing of energy commodities. Cadence Network LLC is equally owned by New Century Cadence, Cinergy-Cadence, Inc. (a subsidiary of Cinergy, Inc.) and Progress Holdings, Inc. (a subsidiary of Florida Progress Holdings, Inc.).

     New Century Centrus, Inc.:  New Century Centrus, Inc. was incorporated in
     --------------------
1998 under the laws of the State of Colorado. New Century Centrus was created in 1998 to hold a 1/3 interest in Centrus, LLP, which provided certain telecommunication services. Centrus LLP was dissolved in 1999 following a decision to exit this business.

     NCE Communications, Inc.:  NCE Communications, Inc. was formed in 1998
     -------------------------
under the laws of the State of Colorado. NCE Communications holds a 50% ownership interest in Northern Colorado Telecommunications LLC which plans to provide long-distance services, private-line services and Internet services to businesses in the Denver, Colorado Metro area.

     Natural Station Equipment LLC:  STATCO was formed in 1999 under the laws of
     -----------------------------
the State of Delaware in connection with a corporate restructuring of Natural Fuels discussed above. STATCO assembles, packages and sells equipment (large compressors, heavy steel storage vessels, and fuel dispensers) to the national and international natural gas industry for their construction and operation of natural gas fueling stations.

     New Century WYCO, Inc.:  New Century WYCO owns a 50% interest in WYCO
     ----------------------
Development LLC ("WYCO"). The purpose of WYCO is to acquire, own and lease natural gas transportation facilities.

     New Century O&M Services, Inc.:  New Century O&M Services, Inc. was
     ------------------------------
incorporated in 1999 to provide unregulated O&M services for gas and electric distribution systems owned by others in the future.

Employees

The number of employees in the NCE system at December 31, 1999, is presented in the table below. Of the employees listed below, approximately 2,760, or 45%, are covered under collective bargaining agreements. For further information, see Note 11. Commitments and Contingencies - Union Contracts in Item 8. Financial Statements and Supplementary Data.

                             NCE System Employees
                             --------------------
                    PSCo                            2,928
                    SPS                             1,273
                    NCS                             1,415
                    Cheyenne                           94
                    NC Enterprise's subsidiaries      481
                                                    -----
                     Total                          6,191
                                                    =====

                Consolidated Electric Operating Statistics (NCE)

                                                                Year Ended December 31,
                                                         -------------------------------------
                                                            1999         1998         1997
                                                         -----------  -----------  -----------
Energy Generated, Received & Sold (Thousands of Kwh):
Net Generated:
 Steam, Fossil.........................................   33,357,817   33,960,532   33,278,721
 Combustion Turbine....................................    8,673,609    8,211,645    6,595,055
 Pumped Storage........................................      254,457      222,175      193,834
 Hydro.................................................      191,873      206,287      224,898
                                                         -----------  -----------  -----------

   Total Net Generation................................   42,477,756   42,600,639   40,292,508
 Energy Used for Pumping...............................      403,941      343,393      300,649
                                                         -----------  -----------  -----------

   Total Net System Input..............................   42,073,815   42,257,246   39,991,859
  Purchased Power and Net Interchange..................   13,110,911   15,480,881   12,147,954
                                                         -----------  -----------  -----------

   Total System Input..................................   55,184,726   57,738,127   52,139,813
 Used by Company.......................................       66,359       75,303       77,734
 Other (1).............................................    2,967,754    3,071,196    3,049,541
                                                         -----------  -----------  -----------
   Total Energy Available for Sale.....................   52,150,613   54,591,628   49,012,538
                                                         ===========  ===========  ===========

Electric Sales (Thousands of Kwh) (2):
 Residential...........................................   10,234,871   10,136,581    9,730,390
 Commercial............................................   14,995,111   14,135,012   13,223,936
 Industrial............................................   12,493,846   13,530,830   13,789,814
 Public Authorities....................................      757,795      840,611      773,656
 Wholesale.............................................   13,668,990   15,948,594   11,494,742
                                                         -----------  -----------  -----------
   Total Energy Sold...................................   52,150,613   54,591,628   49,012,538
                                                         ===========  ===========  ===========

Power Marketing and Trading (Thousands of Kwh).........   14,908,008    2,916,676    1,210,048
                                                         ===========  ===========  ===========

Number of Customers at End of Period (2):
 Residential...........................................    1,333,110    1,313,075    1,285,307
 Commercial............................................      207,087      190,812      185,911
 Industrial............................................          500       12,956       12,888
 Public Authorities....................................       89,698       83,775       81,994
 Wholesale.............................................          107          317          279
                                                         -----------  -----------  -----------
    Total Customers....................................    1,630,502    1,600,935    1,566,379
                                                         ===========  ===========  ===========

Electric Revenues (Thousands of Dollars) (2):
 Residential...........................................  $   712,995  $   720,841  $   692,886
 Commercial............................................      815,431      774,521      735,636
 Industrial............................................      430,459      524,645      532,276
 Public Authorities....................................       57,925       63,249       58,235
 Wholesale.............................................      450,990      532,431      412,088
 Other Electric Revenues...............................       59,541        8,370       20,300
                                                         -----------  -----------  -----------
   Total Electric Revenues.............................  $ 2,527,341  $ 2,624,057  $ 2,451,421
                                                         ===========  ===========  ===========

Average Annual Kwh Sales per Residential Customer......        7,747        7,818        7,613
Average Annual Revenue per Residential Customer........      $539.66      $555.94      $542.12
Average Residential Revenue per Kwh....................        6.97c        7.11c        7.12c
Average Commercial Revenue per Kwh.....................        5.44c        5.48c        5.56c
Average Industrial Revenue per Kwh (2).................        3.45c        3.88c        3.86c
Average Wholesale Revenue per Kwh......................        3.30c        3.34c        3.59c
_________________________

(1)  Primarily includes net distribution and transmission line losses.
(2) Comparison of energy sales, customers and electric revenues by customer class for the periods presented are impacted by: 1) a change in criteria for counting customers resulting from SPS's implementation of a new customer information system during 1999 and a reclassification for SPS to include only large commercial and industrial customers (less 1,000 Kw demand) within the industrial category, to be consistent with PSCo and recommended utility industry guidelines.

               Consolidated Electric Operating Statistics (PSCo)

                                                                  Year Ended December 31,
                                                         -----------------------------------------
                                                             1999         1998         1997(1)
                                                         ------------  -----------  --------------

Energy Generated, Received & Sold (Thousands of Kwh):
Net Generated:
 Steam, Fossil.........................................   17,989,148    17,939,109   17,586,343
 Combustion Turbine....................................    1,675,667       636,455      154,019
 Pumped Storage........................................      254,457       222,175      193,834
 Hydro.................................................      191,873       206,287      224,898
                                                         -----------   -----------  -----------

   Total Net Generation................................   20,111,145    19,004,026   18,159,094
 Energy Used for Pumping...............................      403,941       343,393      300,649
                                                         -----------   -----------  -----------

   Total Net System Input..............................   19,707,204    18,660,633   17,858,445
  Purchased Power and Net Interchange..................   10,152,399    13,544,768   10,810,446
                                                         -----------   -----------  -----------

   Total System Input..................................   29,859,603    32,205,401   28,668,891
 Used by Company.......................................       40,296        45,857       45,492
 Other (2).............................................    1,281,642     1,707,914    1,659,347
                                                         -----------   -----------  -----------
   Total Energy Available for Sale.....................   28,537,665    30,451,630   26,964,052
                                                         ===========   ===========  ===========

Electric Sales (Thousands of Kwh):
 Residential...........................................    7,052,920     6,760,764    6,662,679
 Commercial............................................   11,436,253    10,778,116   10,109,615
 Industrial............................................    4,611,645     4,831,965    5,511,722
 Public Authorities....................................      232,491       206,985      189,141
 Wholesale (3).........................................    5,204,356     7,873,800    4,490,895
                                                         -----------   -----------  -----------
   Total Energy Sold...................................   28,537,665    30,451,630   26,964,052
                                                         ===========   ===========  ===========

Power Marketing and Trading (Thousands of Kwh) (1&3)...   12,792,874             -      660,089
                                                         ===========   ===========  ===========

Number of Customers at End of Period:
 Residential...........................................      994,318       970,217      947,017
 Commercial............................................      130,663       127,386      123,839
 Industrial............................................          309           325          330
 Public Authorities....................................       84,675        82,764       81,023
 Wholesale.............................................           54            50           33
                                                         -----------   -----------  -----------
    Total Customers....................................    1,210,019     1,180,742    1,152,242
                                                         ===========   ===========  ===========

Electric Revenues (Thousands of Dollars):
 Residential...........................................  $   529,463   $   514,235  $   503,727
 Commercial............................................      618,637       592,045      563,439
 Industrial............................................      196,231       207,885      228,925
 Public Authorities....................................       31,022        29,546       26,778
 Wholesale (3).........................................      188,608       250,555      145,561
 Other Electric Revenues (4)...........................       (2,909)       41,307        6,631
                                                         -----------   -----------  -----------
   Total Electric Revenues.............................  $ 1,561,052   $ 1,635,573  $ 1,475,061
                                                         ===========   ===========  ===========

Average Annual Kwh Sales per Residential Customer......        7,185         7,071        6,875
Average Annual Revenue per Residential Customer........      $539.39       $537.80      $519.08
Average Residential Revenue per Kwh....................        7.51c         7.61c        7.56c
Average Commercial Revenue per Kwh.....................        5.41c         5.49c        5.57c
Average Industrial Revenue per Kwh.....................        4.26c         4.30c        4.15c
Average Wholesale - Regulated Revenue per Kwh..........        3.62c         3.18c        3.24c
_________________________

(1) Includes information related to Cheyenne and e prime through July 31, 1997. These subsidiaries were transferred to NCE, effective August 1, 1997, in connection with the PSCo/SPS Merger.
(2)  Primarily includes net distribution and transmission line losses.
(3) In 1999, PSCo established power marketing and energy trading activities separate from its wholesale non-trading activities. Revenues and purchased energy costs associated with trading activities are presented net in electric revenues in accordance with EITF 98-10.
(4) Other electric revenues is negative in 1999 due primarily to a higher provision for rate refunds and a decrease in unbilled revenues.

                      Electric Operating Statistics (SPS)

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                            1999          1998         1997
                                                         -----------  ------------  -----------
Energy Generated, Received & Sold (Thousands of Kwh):
Net Generated:
 Steam, Fossil.........................................   15,368,669   16,021,423    15,692,378
 Combustion Turbine....................................    6,997,942    7,575,190     6,441,036
                                                         -----------  -----------   -----------

   Total Net Generation................................   22,366,611   23,596,613    22,133,414
Purchased Power and Net Interchange....................    2,065,868    1,055,254       969,952
                                                         -----------  -----------   -----------

   Total System Input..................................   24,432,479   24,651,867    23,103,366
 Used by Company.......................................       25,242       28,606        31,862
 Other (3).............................................    1,663,226    1,331,285     1,372,456
                                                         -----------  -----------   -----------
 Total Energy Available for Sale.......................   22,744,011   23,291,976    21,699,048
                                                         ===========  ===========   ===========

Electric Sales (Thousands of Kwh) (2):
 Residential...........................................    2,972,077    3,169,433     2,986,815
 Commercial............................................    3,238,421    3,051,258     2,990,488
 Industrial............................................    7,547,528    8,367,012     8,135,280
 Public Authorities....................................      521,351      629,478       582,618
 Wholesale.............................................    8,464,634    8,074,795     7,003,847
                                                         -----------  -----------   -----------
   Total Energy Sold...................................   22,744,011   23,291,976    21,699,048
                                                         ===========  ===========   ===========

Number of Customers at End of Period (2):
 Residential...........................................      308,162      312,539       308,439
 Commercial............................................       71,392       58,535        57,298
 Industrial............................................          185       12,622        12,549
 Public Authorities....................................        4,834          824           785
 Wholesale.............................................           53          267           246
                                                         -----------  -----------   -----------
    Total Customers....................................      384,626      384,787       379,317
                                                         ===========  ===========   ===========

Electric Revenues (Thousands of Dollars) (2):
 Residential...........................................  $   170,512  $   194,535   $   184,372
 Commercial............................................      181,563      168,731       166,572
 Industrial............................................      222,259      305,987       298,754
 Public Authorities....................................       26,398       33,207        31,249
 Wholesale.............................................      262,381      281,877       266,527
 Other Electric Revenues (1)...........................       62,824      (33,150)       12,881
                                                         -----------  -----------   -----------
   Total Electric Revenues.............................  $   925,937  $   951,187   $   960,355
                                                         ===========  ===========   ===========

Average Kwh Sales per Residential Customer.............        9,613       10,212         9,669
Average Revenue per Residential Customer...............  $    551.51      $626.80       $596.85
Average Residential Revenue per Kwh....................         5.74c        6.14c         6.17c
Average Commercial Revenue per Kwh.....................         5.61c        5.53c         5.57c
Average Industrial Revenue per Kwh.....................         2.94c        3.66c         3.67c
Average Wholesale Revenue per Kwh......................         3.10c        3.49c         3.81c

-------------------------

(1) Other electric revenues is negative in 1998 primarily due to the recognition of lower deferred fuel revenues resulting from cost reductions for fuel used in generation.
(2) Comparison of energy sales, customers and electric revenues by customer class for the periods presented is impacted by: 1) a change in criteria for counting customers resulting from the implementation of a new customer information system during 1999 and 2) effective August 1, 1999, a reclassification to include only large commercial and industrial customers (less 1,000 Kw demand) within the industrial category, to be consistent with PSCo and recommended utility industry guidelines.
(3)  Primarily includes net distribution and transmission line losses.

                  Consolidated Gas Operating Statistics (NCE)

                                                            Year Ended December 31,
                                                            -----------------------
                                                         1999         1998        1997
                                                      -----------  ----------  ----------
Natural Gas Purchased and Sold (Thousands of Dth):
 Purchased for Utility Operations...................     139,459      141,887     151,687
 Company Use........................................         983          887       1,213
 Other (1)..........................................      10,475       13,938      17,236
                                                      ----------   ----------  ----------
   Total Gas Sold...................................     128,001      127,062     133,238
                                                      ==========   ==========  ==========

Gas Deliveries (Thousands of Dth):
 Residential........................................      86,598       84,710      87,386
 Commercial.........................................      41,403       42,352      47,471
                                                      ----------   ----------  ----------
    Total Gas Sold..................................     128,001      127,062     134,857
 Transportation.....................................     111,518      107,423      93,271
 Other Gas Deliveries...............................           -            -          73
                                                      ----------   ----------  ----------
   Total Deliveries.................................     239,519      234,485     228,201
                                                      ==========   ==========  ==========

 Non-regulated Gas Marketing and Trading (2)........     230,695       70,599      59,629
                                                      ==========   ==========  ==========

Number of Customers at End of Period:
 Residential........................................     992,763      958,693     928,134
 Commercial.........................................      95,198       93,549      91,937
 Non-regulated Gas Marketing and Trading (2)........       1,236        2,043       2,190
                                                      ----------   ----------  ----------
   Total............................................   1,089,197    1,054,285   1,022,261
 Transportation and Other...........................       3,089        2,738       2,215
                                                      ----------   ----------  ----------
   Total Customers..................................   1,092,286    1,057,023   1,024,476
                                                      ==========   ==========  ==========

Gas Revenues (Thousands of Dollars):
 Residential........................................  $  455,299   $  434,503  $  410,406
 Commercial.........................................     183,076      182,506     186,248
 Non-regulated Gas Marketing  and Trading (2).......      89,122      120,936     136,551
 Transportation.....................................      37,988       34,990      32,646
 Other Gas Revenues.................................        (542)       8,636      14,772
                                                      ----------   ----------  ----------
    Total Gas Revenues..............................  $  764,943   $  781,571  $  780,623
                                                      ==========   ==========  ==========

Average Annual Dth Sales per Residential Customer...       88.85        89.99       95.51
Average Annual Revenue per Residential Customer.....  $   467.15   $   461.60  $   448.55
Average  Revenue per Dekatherm:
 Residential........................................  $    5.258   $    5.129  $    4.696
 Commercial.........................................  $    4.421   $    4.309  $    3.923
 Transportation.....................................  $    0.342   $    0.326  $    0.350

_________________________

(1) Primarily includes distribution and transmission line losses in net changes to gas in storage.
(2) In accordance with EITF 98-10, revenues and cost of gas associated with trading activities are presented net in gas revenues.

                 Consolidated Gas Operating Statistics (PSCo)

                                                            Year Ended December 31,
                                                            -----------------------
                                                         1999        1998       1997(2)
                                                      ----------  ----------  -----------
Natural Gas Purchased and Sold (Thousands of Dth):
 Purchased for Utility Operations...................     134,868     137,402      150,163
 Company Use........................................         980         873        1,211
 Other (1)..........................................      10,550      14,099       15,461
                                                      ----------  ----------  -----------
   Total Gas Sold...................................     123,338     122,430      133,491
                                                      ==========  ==========  ===========

Gas Deliveries (Thousands of Dth):
 Residential........................................      84,115      82,239       86,634
 Commercial.........................................      39,223      40,191       46,857
                                                      ----------  ----------  -----------
    Total Gas Sold..................................     123,338     122,430      133,491
 Transportation.....................................      93,069      90,746       86,831
 Other Gas Deliveries...............................           -           -           73
                                                      ----------  ----------  -----------
   Total Deliveries.................................     216,407     213,176      220,395
                                                      ==========  ==========  ===========

 Non-regulated Gas Marketing and Trading............           -           -       35,189
                                                      ==========  ==========  ===========


Number of Customers at End of Period:
 Residential........................................     966,515     932,829      902,759
 Commercial.........................................      92,515      90,858       89,229
                                                      ----------  ----------  -----------
   Total............................................   1,059,030   1,023,687      991,988
 Transportation and Other...........................       3,083       2,731        2,205
                                                      ----------  ----------  -----------
   Total Customers..................................   1,062,113   1,026,418      994,193
                                                      ==========  ==========  ===========

Gas Revenues (Thousands of Dollars):
 Residential........................................  $  444,209  $  423,875     $407,004
 Commercial.........................................     175,484     175,291      184,192
 Non-regulated Gas Marketing and Trading(2).........           -           -       81,116
 Transportation.....................................      37,502      34,472       32,465
 Other Gas Revenues.................................         627       6,426       10,157
                                                      ----------  ----------  -----------
    Total Gas Revenues..............................  $  657,822  $  640,064     $714,934
                                                      ==========  ==========  ===========

Average Annual Dth Sales per Residential Customer...       88.67       89.81        94.70
Average Annual Revenue per Residential Customer.....  $   468.26  $   462.90     $ 441.91
Average Revenue per Dekatherm:
 Residential........................................  $    5.281  $    5.154     $  4.698
 Commercial.........................................  $    4.474  $    4.361     $  3.931
 Transportation.....................................  $    0.403  $    0.380     $  0.374

-------------------------

(1) Primarily includes distribution and transmission line losses and net changes to gas in storage.
(2) Includes information related to Cheyenne, WGI, Natural Fuels and e prime through July 31, 1997. These subsidiaries were transferred to NCE, effective August 31, 1997, in connection with the PSCo/SPS Merger. In accordance with EITF 98-10, revenues and cost of gas associated with trading activities are presented net in gas revenues.

Item 2.  Properties

PSCo Electric Generation Property

     The PSCo electric generating stations expected to be available at the time of the anticipated 2000 net firm system peak demand during the summer season are as follows:

                                                                                   Net Dependable
                                                                                     Capacity
                                                              Installed                (Mw)
                                                                Gross           at Time of Anticipated       Major
                Name of Station                                Capacity          2000 Net Firm System         Fuel
                 and Location                                    (Mw)                Peak Demand*            Source
                ---------------                              -------------           ------------            ------
Steam:
   Arapahoe - Denver, CO.................................           262.00                 246.00              Coal
   Cameo - near Grand Junction, CO.......................            77.00                  72.70              Coal
   Cherokee - Denver, CO.................................           779.00                 717.00              Coal
   Comanche - near Pueblo, CO............................           725.00                 660.00              Coal
   Craig - near Craig, CO................................            86.90 (a)              83.20              Coal
   Hayden - near Hayden, CO..............................           259.10 (b)             237.00              Coal
   Pawnee - near Brush, CO...............................           530.00                 505.00              Coal
   Valmont - near Boulder, CO (Unit 5)...................           196.00                 186.00              Coal
   Zuni - Denver, CO.....................................           115.00                  86.00           Gas/Oil
                                                             -------------           ------------
    Total................................................         3,030.00               2,792.90

Fort St. Vrain Combustion Turbines near Platteville, CO..           514.00                 464.60  (f)          Gas
Combustion turbines (6 units-various locations)..........           209.00                 159.00  (g)          Gas
Hydro (14 units-various locations) (c)...................            53.35                  36.55  (d)        Hydro
Cabin Creek Pumped Storage near Georgetown, CO...........           324.00 (e)             210.00             Hydro
Cherokee Diesel generators (2 units).....................             6.00                   6.00            Diesel
                                                             -------------           ------------
    Total................................................         4,136.35               3,669.05
                                                             =============           ============

* A measure of the unit capability at the time of the system peak load less any seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

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

(e)  Capability at maximum load.

(f) This represents the net dependable capacity during the summer peak. The net dependable capacity during the winter peak is 507.6 Mw.

(g) This represents the net dependable capacity during the summer peak. The net dependable capacity during the winter peak is 209 Mw.

SPS Electric Generation Property

     The SPS electric generating stations expected to be available at the time of the anticipated 2000 net firm system peak demand during the summer season are as follows:

                                                                                   Net Dependable
                                                                                     Capacity
                                                              Installed                (Mw)
                                                                Gross           at Time of Anticipated      Major
                Name of Station                                Capacity          2000 Net Firm System        Fuel
                 and Location                                    (Mw)                Peak Demand*           Source
                ---------------                              -------------           ------------           ------
Steam:
 Harrington - near Amarillo, TX.........                          1,137.00               1,066.00            Coal
 Tolk - near Muleshoe, TX...............                          1,130.00               1,080.00            Coal
 Jones - near Lubbock, TX...............                            512.00                 486.00            Gas
 Plant X - near Earth, TX...............                            463.00                 442.00            Gas
 Nichols - near Amarillo, TX............                            479.00                 457.00            Gas
 Cunningham - near Hobbs, NM............                            281.00                 267.00            Gas
 Maddox - near Hobbs, NM................                            123.00                 118.00            Gas
 CZ-2 - near Pampa, TX..................                             26.00                  26.00        Purch. steam
 Moore County - near Sunray, TX.........                             51.00                  48.00            Gas
                                                                  --------               --------
  Total.................................                          4,202.00               3,990.00

Gas Turbine:
 Carlsbad - near Carlsbad, NM...........                             16.00                  13.00            Gas
 CZ-1 - near Pampa, TX..................                             13.00                  13.00        Hot nitrogen
 Maddox - near Hobbs, NM................                             76.00                  66.00            Gas
 Riverview - near Borger, TX............                             25.00                  23.00            Gas
 Cunningham - near Hobbs, NM............                            244.00                 220.00            Gas
                                                                  --------               --------
  Total.................................                            374.00                 335.00

Diesel Engine (1 unit) - Tucumcari, NM..                             15.00                      -           Diesel
                                                                  --------               --------
  Total.................................                          4,591.00               4,325.00
                                                                  ========               ========

_________________________________

* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

Electric Transmission Property

     PSCo: On December 31, 1999, PSCo's transmission system consisted of approximately 112 circuit miles of 345 Kv overhead lines; 1,936 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 1,005 circuit miles of 115 Kv overhead lines; 20 circuit miles of 115 Kv underground lines; 332 circuit miles of 69 Kv overhead lines; 137 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground line. PSCo jointly owns with another utility approximately 342 circuit miles of 345 Kv overhead lines and 359 miles of 230 Kv overhead lines, of which PSCo's share is 112 miles and 147 miles, respectively, which shares are included in the amounts listed above.

     SPS: On December 31, 1999, SPS's transmission system consisted of approximately 319 circuit miles of 345 Kv overhead lines; 1,604 circuit miles of 230 Kv overhead lines; 2,579 circuit miles of 115 Kv overhead lines; 1,750 circuit miles of 69 Kv overhead lines; 1 circuit mile of 115 Kv underground line; and 5 circuit miles of 69 Kv underground lines.

Interconnections

     PSCo: PSCo's transmission facilities are located wholly within Colorado. PSCo's system is interconnected with the systems of the following utilities:
Western Area Power Administration, Tri-State Generation and Transmission, Platte River Power Authority, Colorado Springs Utilities and West Plains Energy. PSCo has major firm purchase power contracts; capacity and energy are provided primarily by generating sources in the locations indicated:

     Utility                                                               Location
     -------                                                               --------
     Basin Electric Power Cooperative.................................     Southeast Wyoming
     PacifiCorp.......................................................     West & Northwest U.S.
                                                                           Northwest Colorado
     Platte River Power Authority.....................................     Northcentral Colorado
     Tri-State........................................................     Southeast Wyoming and
                                                                           Northwest Colorado

     PSCo has transmission service agreements with the above, and with other utilities and public power agencies, which are utilized to provide capacity and energy to PSCo's system from time to time (see Purchased Transmission Services).

     PSCo is a member of the WSCC, an interstate network of transmission facilities which are owned by public entities and investor-owned utilities. WSCC is the regional reliability coordinating council for member electric power systems in the western United States. PSCo is also a member of the Western Systems Power Pool, which is an economic power pool that operates an electronic bulletin board and acts as a clearinghouse for bulk power transactions among over 90 member utilities and marketers.

     SPS: SPS's transmission system is located in parts of Texas, New Mexico, Oklahoma and Kansas. SPS is connected with utilities west of its service territory through two HVDC interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

     Utility                                                                     Location
     -------                                                                     --------
     El Paso Electric Company and Texas-New Mexico Power Company.............    Near Artesia, NM
     Public Service Company of New Mexico....................................    Near Clovis, NM
     Public Service Company of Oklahoma......................................    Near Oklaunion, TX
                                                                                 and near Elk City, OK
     West Texas Utilities....................................................    Near Shamrock, TX
                                                                                 and near Clarendon, TX
     WestPlains Energy.......................................................    Near Guymon, OK

     SPS is a member of the SPP. Transactions with the SPP are handled through interties near Elk City and Guymon, OK, and Shamrock and Oklaunion, TX. These interties allow SPS to sell or to purchase energy from the eastern electrical grid. HVDC interconnections link SPS with the western electrical grid of the United States. SPS purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico.

     SPS is a participant in the FERC approved WSPP bulk power market. This arrangement provides for short-term energy and capacity exchanges, transmission services, flexible pricing, and electronic bulletin board posting of available power and energy.

     PSCo and SPS are proceeding with their plans to interconnect their systems and build additional transmission facilities to alleviate transmission constraints, increase reliability and provide energy supply alternatives in anticipation of competition. This expansion is expected to be completed in a phased approach and will require various regulatory approvals. This first phase is 230 miles of 345 Kv line from Amarillo, TX to Holcomb, KS, and is expected to be completed in 2001, pending regulatory approvals. The second phase is 100 miles of 345 Kv line from Holcomb to Lamar, CO and a high voltage direct current conversion facility, which would interconnect the PSCo and SPS systems, as well as the WSCC and SPP regional transmission grids. This second phase is scheduled for completion in 2004. While not directly related to the interconnection of the PSCo and SPS systems, a third transmission line of approximately 275 miles of 345 Kv from Amarillo to Oklahoma Gas & Electric Company, Oklahoma City, OK, is planned to be in service in 2006.

Electric Distribution Property

     The distribution system of the Company's electric subsidiaries at December 31, 1999 consists of both overhead lines and underground distribution systems. PSCo owns approximately 210 substations (30 of which are jointly owned) having an aggregate transformer capacity of 20,365,000 Kva, of which 4,867,000 Kva is step-up transformer capacity at generating stations. SPS owns approximately 319 substations having an aggregate transformer capacity of 20,597,935 Kva, of which 5,951,000 Kva is step-up transformer capacity.

Gas Property

     The gas property of PSCo at December 31, 1999, consisted of approximately 16,709 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 9,249 miles of mains. Pressures in the system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances. PSCo also owns and operates four gas storage facilities.

Other Property

     PSCo's steam heating property at December 31, 1999, consisted of 10.75 miles of transmission, distribution and service lines in the central business district of Denver, CO including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at PSCo's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. An additional 80,000 pounds per hour can be supplied as emergency backup through operation of a leased steam heat boiler housed at the State of Colorado. PSCo also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

     PSCo's chilled water property at December 31, 1999, consisted of 8,500 tons of chilled water production capacity including both mechanical and ice storage located at the Chilled Water Center, in Denver, CO. Approximately 5,675 feet of chilled water distribution piping is installed in the central business district of Denver, CO to serve chilled water customers.

Property of Subsidiaries

     Unregulated subsidiary property is less than 1% of the total net book value of the properties of the Company and consolidated subsidiaries combined. 1480 Welton, Inc. owns two buildings that are used primarily by PSCo.

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

     Substantially all of the utility plant and other physical property owned by the Company's utility subsidiaries are subject to the liens of the respective indentures securing the mortgage bonds of the Company's utility subsidiaries.

Item 3.  Legal Proceedings

     See Note 10. Regulatory Matters and Note 11. Commitments and Contingencies in Item 8. Financial Statements And Supplementary Data.

Item 4.  Submission of Matters to a Vote of Security Holders

     NCE:   None.
     PSCo:  Omitted pursuant to General Instruction I(2)(c).
     SPS:   Omitted pursuant to General Instruction I(2)(c).

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock, $1.00 par value per share, is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the dividends declared per share of common stock and the high and low sale prices of the common stock on the consolidated tape as reported by The Wall Street Journal for NCE.




                                      Dividends               Price Range
               1999                   Declared             High         Low
               ----                   --------             ----         ---

   First Quarter....................     $0.58        $ 49 1/16   $  33 5/8
   Second Quarter...................      0.58          40 9/16     33 5/16
   Third Quarter....................      0.58          38 9/16    31 15/16
   Fourth Quarter...................      0.58         34 11/16     30 5/16
                                         -----
                                         $2.32

               1998
               ----
   First Quarter....................     $0.58        $ 51 3/16   $  44 1/2
   Second Quarter...................      0.58           50 3/4     44 5/16
   Third Quarter....................      0.58          49 3/16      41 5/8
   Fourth Quarter...................      0.58           52 1/4      45 1/2
                                         -----
                                         $2.32

     At December 31, 1999, the book value of the Company's common equity was $23.59 per share. At February 18, 2000, there were approximately 64,000 holders of record of the Company's common stock and the market price of the stock was $27.875. See Note 5. Capital Stock in Item 8. Financial Statements and Supplemental Data for a discussion of the shareholders' rights plan.

     The dividend level is dependent upon the Company's results of operations, financial position and other factors and is evaluated quarterly by the Board of Directors. See Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (NCE). In the proposed merger with NSP, it is anticipated that the combined company will adopt the NCE dividend payment level (see Note 2. Proposed Merger with Northern States Power Company in Item 8. Financial Statements and Supplementary Data).

Item 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The NCE selected financial data for 1996 has been prepared from the combination of the historical information of PSCo and SPS as of and for the year ended December 31, 1996. The 1995 selected financial data has been prepared from the combination of PSCo information as of and for the year ended December 31, 1995 with the SPS information as of and for the year ending August 31, 1995.

                                                                              Year ended December 31,
                                                     --------------------------------------------------------------------------
                                                        1999           1998             1997             1996          1995
                                                     -----------  ---------------  ---------------  --------------  -----------
NCE                                                                (In thousands, except per share data & ratio)
Operating revenues:
  Electric......................................     $2,527,341       $2,624,057       $2,451,421      $2,408,890   $2,283,179
  Gas...........................................        764,943          781,571          780,623         640,497      624,585
  Other.........................................         83,146           72,143           52,570          39,998       54,444
                                                     ----------       ----------       ----------      ----------   ----------
     Total......................................      3,375,430        3,477,771        3,284,614       3,089,385    2,962,208
Total operating expenses........................      2,733,742        2,827,270        2,655,389       2,453,802    2,345,264
Operating income................................        641,688          650,501          629,225         635,583      616,944
Income before extraordinary item................        346,597          341,957          261,487         272,341      281,492
Extraordinary item - U.K. windfall tax..........              -                -         (110,565)              -            -
Net income......................................        346,597          341,957          150,922         272,341      281,492
Per share data applicable to common stock (a):
  Basic earnings per share (c)..................     $     3.01       $     3.06       $     2.50      $     2.64   $     2.77
  Diluted earnings per share (c)................     $     3.01       $     3.05       $     2.50      $     2.64   $     2.77
  Dividends declared (b)........................     $     2.32       $     2.32       $     2.53      $     2.18   $     2.15
Rate of return earned on average common equity
  (income before extraordinary item to common)..           13.0%            13.8%            11.6%           12.8%        14.0%
Total assets....................................     $8,321,992       $7,671,964       $7,321,666      $6,617,442   $6,260,794
Total construction expenditures.................        714,005          608,972          475,497         454,968      380,407
Total common equity.............................      2,732,690        2,614,827        2,357,387       2,170,040    2,064,397
Preferred stock of subsidiaries:
  Not subject to mandatory redemption...........              -                -          140,002         140,008      212,688
  Subject to mandatory redemption at par
  (including amounts due within one year).......              -                -           41,829          42,489       43,865
PSCo and SPS obligated mandatorily redeemable
  preferred securities..........................        294,000          294,000          100,000         100,000            -
Long-term debt of subsidiaries
  (including amounts due within one year).......      2,510,339        2,343,710        2,245,424       2,050,189    1,854,737
Notes payable & commercial paper................        633,527          524,394          588,343         298,561      288,050

_________________

(a) Earnings per share are based on the weighted average number of shares of common stock outstanding.
(b) The 1997 amount includes two quarterly and one partial dividend declared by each PSCo and SPS for the period January 1, 1997 through July 31, 1997 and two quarterly dividends declared by NCE for the period August 1, 1997 through December 31, 1997.
(c) The 1997 amounts are before the $1.06 extraordinary loss per share related to the U.K. windfall tax.


                                                                  Year ended December 31,
                                             -----------------------------------------------------------------
                                                1999      1998 (d)       1997 (e)      1996 (e)     1995 (e)
                                             ----------  -----------  --------------  -----------  -----------
PSCo                                                                  (In thousands)
Operating revenues:
  Electric.................................  $1,561,052  $1,635,573      $1,475,061   $1,488,990   $1,449,096
  Gas......................................     657,822     640,064         714,934      640,497      624,585
  Other....................................       8,082       8,449          11,356        7,951        7,010
                                             ----------  ----------      ----------   ----------   ----------
     Total.................................   2,226,956   2,284,086       2,201,351    2,137,438    2,080,691
Total operating expenses...................   1,871,450   1,952,068       1,863,998    1,812,902    1,784,784
Operating income...........................     355,506     332,018         337,353      324,536      295,907
Income before extraordinary item...........     204,265     200,103         204,042      190,346      178,856
Extraordinary item - U.K. windfall tax.....           -           -        (110,565)           -            -
Net income.................................     204,265     200,103          93,477      190,346      178,856
Total assets...............................   5,588,942   5,177,636       4,998,875    4,572,648    4,351,789
Total common equity........................   1,760,885   1,627,332       1,625,541    1,438,288    1,343,645
Preferred stock:
  Not subject to mandatory redemption......           -           -         140,002      140,008      140,008
  Subject to mandatory redemption at par
  (including amounts due within one year)..           -           -          41,829       42,489       43,865
PSCo obligated mandatorily redeemable
  preferred securities.....................     194,000     194,000               -            -            -
Long-term debt
  (including amounts due within one year)..   1,854,782   1,687,611       1,595,298    1,414,558    1,278,389
Notes payable & commercial paper...........     356,192     402,795         348,555      244,725      288,050

_________________

(d) The 1998 information includes NCI through March 31, 1998, at which time it was sold to NC Enterprises.
(e) The 1995 through 1997 information includes Cheyenne, WGI, e prime, and Natural Fuels through July 31, 1997. These subsidiaries were transferred by dividend to NCE in connection with the PSCo/SPS Merger.

                                                                                   4 Months
                                                                                     Ended
                                                  Year ended December 31,        December 31,   Year Ended August 31,
                                             ----------------------------------                 ----------------------
                                                1999        1998        1997       1996 (g)        1996        1995
                                             ----------  ----------  ----------  -------------  ----------  ----------
SPS (f)                                                                   (In thousands)
Operating revenues:
  Electric.................................  $  925,937  $  951,187  $  960,355    $  295,579   $  899,397  $  834,083
  Other....................................           -           -      18,928        10,701       32,403      47,434
                                             ----------  ----------  ----------    ----------   ----------  ----------
     Total.................................     925,937     951,187     979,283       306,280      931,800     881,517
Total operating expenses...................     771,163     785,508     820,002       252,299      780,758     723,485
Operating income...........................     154,774     165,679     159,281        53,981      151,042     158,032
Net income.................................     102,709     114,987      75,575        19,137      105,773     119,477
Total assets...............................   2,219,376   2,129,864   2,188,736     2,044,799    1,997,817   1,909,005
Total common equity........................     761,383     738,220     698,390       731,752      735,119     720,752
Preferred stock, not subject to
  mandatory redemption.....................           -           -           -             -            -      72,680
SPS obligated mandatorily redeemable
  preferred securities.....................     100,000     100,000     100,000       100,000      100,000           -
Long-term debt
  (including amounts due within one year)..     605,875     620,731     620,771       635,631      638,107     582,552
Notes payable & commercial paper...........     177,746      94,162     179,404        53,836       69,624           -

-----------------

(f) The 1995 through 1997 information includes UE and Quixx through July 31, 1997. These subsidiaries were transferred by sale to NC Enterprises in connection with the PSCo/SPS Merger.
(g) On April 22, 1997, SPS changed its fiscal year from a twelve-month period ending August 31 to twelve-month period ending December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

Competition and Corporate Overview

          The landscape of the electric and gas utility industry continues to change rapidly. The majority of states are moving forward to develop and implement retail competition with an unbundling of regulated energy services. Merger and acquisition activity over the past few years has been significant as utilities reach to expand their customer base and/or establish a strategic niche in preparing for the future. Certain traditional regulated utilities are divesting generation assets to further evolve this competitive environment, recover stranded costs and pursue other business opportunities. The transition to this competitive environment will be extremely challenging during the next few years and will most likely have significant impacts on the industry. In December 1999, FERC Order 2000 was issued to advance the formation of Regional Transmission Organizations on a voluntary basis. The FERC's goal is to provide a framework which allows the individual states flexibility to manage deregulation and to build upon the foundation it established in 1996, promoting the development of competitive bulk power markets through non-discriminatory open access of transmission services and the recovery of stranded costs. See Forward Looking Information.

          The Company supports a fair and orderly transition to a competitive market and is aggressively managing these activities to best optimize its future opportunities. In March 1999, the Company announced its proposed merger with Northern States Power Company and is on course for completing this merger in mid-2000. The combination of the Company with NSP is expected to provide the size and scale needed to compete more effectively in an unbundled industry as well as growth opportunities in non-regulated business activities. Electric restructuring legislation was passed in Texas and New Mexico during 1999. Overall, in these states, retail competition and customer choice is expected to be available to most customers by January 1, 2002. In early January 2000, the Company filed its business separation plan in Texas for the unbundling of business activities into power generation, transmission and distribution and retail electric provider services. The Company is diligently working to satisfy the conflicting legislative and regulatory requirements of Texas and New Mexico in developing its transition plans. Major issues include market power, divestiture of generation capacity, transmission constraints, legal separation, refinancing of securities, implementing procedures to govern affiliate transactions, investments in information technology and the pricing of unbundled services, all of which have significant financial implications. The Company can not predict the outcome of its restructuring proceedings at this time. As these issues are addressed in 2000 and sufficient details are available to reasonably determine how this transition will affect the portions of the businesses whose pricing is being deregulated, SPS may discontinue applying regulatory accounting for those businesses. The resolution of these matters may have a significant impact on the financial position, results of operations and cash flows of the Company (see Note 2. Proposed Merger with Northern States Power Company and Note
10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data).

Earnings

          Earnings per share were $3.01 (basic and diluted), $3.06 (diluted earnings per share were $3.05) and $1.44 (basic and diluted, $2.50 before the extraordinary item) during 1999, 1998 and 1997, respectively. Cooler than normal summer weather, combined with warmer than normal winter temperatures negatively impacted earnings during 1999, while hotter than normal summer weather favorably impacted earnings during 1998. Overall, earnings during 1999 were approximately $0.20 per share lower than 1998 due to the effects of weather. Lower operating and maintenance expenses resulting from effectively managing and containing costs throughout the Company positively impacted earnings during 1999. Equity in earnings of Yorkshire Power were approximately $45 million. However, Yorkshire Power's contribution to earnings in 2000 is expected to decline due to the distribution and supply price reductions that will be effective April 2000 as well as the impacts of possible increased competition in its supply business. An aggressive cost reduction program is expected to mitigate, to a certain degree, these reductions.

          The increase in 1998 earnings, as compared to 1997, was primarily attributed to increased electricity sales during the hot summer months with continued strong customer growth in Colorado. Earnings during 1997 were negatively impacted by the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million, or $1.06 per share and by the write-offs of certain investments in waste-to-energy cogeneration facilities, higher merger and business integration costs resulting from the PSCo/SPS Merger and electric rate decreases which were instituted in 1997.

Electric Operations

          The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands).

                                                                                                     Increase (Decrease)
                                                                                                       From Prior Year
                                                                                                       ---------------
                                                                                               1999                 1998
                                                                                             --------             --------
Electric operating revenues:
 Retail.................................................................................     $(50,213)            $ 62,565
 Wholesale..............................................................................      (81,441)             120,343
Other (including unbilled revenues).....................................................       34,938              (10,272)
                                                                                             --------             --------
  Total revenues........................................................................      (96,716)             172,636
Fuel used in generation.................................................................      (26,309)             (27,494)
Purchased power.........................................................................      (72,227)             129,908
                                                                                             --------             --------
  Net increase in electric margin.......................................................     $  1,820             $ 70,222
                                                                                             ========             ========

          The following table summarizes electric Kwh sales by major customer classes.

                                                                                                                      % Change *
                                                                                           Millions of Kwh Sales   From Prior Year
                                                                                           ---------------------   ---------------
                                                                                               1999        1998     1999      1998
                                                                                             --------     ------    ----      ----
Residential.............................................................................       10,235     10,136     1.0%      4.2%
Commercial and Industrial...............................................................       27,489     27,666    (0.6)      2.4
Public Authority........................................................................          758        841    (9.9)      8.7
                                                                                             --------     ------
  Total Retail..........................................................................       38,482     38,643    (0.4)      3.0
Wholesale...............................................................................       13,669     15,948   (14.3)     38.7
                                                                                             --------     ------
Total...................................................................................       52,151     54,591    (4.5)     11.2
                                                                                             ========     ======

Power marketing and trading.............................................................       14,908      2,917      **        **
                                                                                             ========     ======

*   Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

          Electric margin increased slightly during 1999, when compared to 1998. Retail sales were flat in 1999 as the negative effects of weather substantially offset the favorable impact of customer growth of approximately 2%. Mild weather throughout 1999 and hot summer weather in 1998 significantly affected sales. Comparison of retail revenues was also impacted by an SPS 1985 FERC rate case settlement which increased margin approximately $16.9 million in 1998. Additionally, an increase of approximately $15 million in PSCo's 1999 provisions for estimated customer refunds in connection with the quality of service plan refund and earnings sharing in excess of 11% return on equity also served to lower the current year margin (see Note 10. Regulatory Matters in Item 8. Financial Statements and supplementary data). Wholesale revenues decreased due to lower non-firm sales. Power marketing and trading activities have increased, although revenues and purchased energy costs for these activities are presented net for financial reporting purposes. Activities from wholesale marketing and trading positively contributed to electric margin, but the amount was not significant.

          Electric margin increased during 1998, when compared to 1997, due primarily to a 3.0% increase in total retail sales and a 11.2% increase in total sales resulting from customer growth of 2.2% and hotter than normal weather during the second and third quarters of 1998. In addition, PSCo's margin was positively impacted by lower accruals of approximately $9.6 million for the estimated customer refund obligation associated with the sharing of earnings in excess of 11% return on equity. SPS's margin was also positively impacted by $16.9 million in revenue recognized with the settlement of a 1985 FERC rate case. Higher wholesale sales and power trading activities contributed to the higher operating revenues, however, the margin on such sales was minimal.

          The Company's regulated subsidiaries have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis (see Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary data). PSCo has an ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo recognized cost savings associated with the ICA of approximately $3 million in 1999 and a minimal amount in 1998.

          Fuel used in generation expense decreased approximately 4.1% during 1999, as compared to 1998, primarily due to reduced generation levels and lower per unit cost of coal and natural gas at SPS offset, in part, by increased generation levels at PSCo. Fuel used in generation expense decreased approximately 4.1% during 1998, as compared to 1997, primarily due to lower per unit cost of coal and natural gas despite increased generation levels at PSCo and SPS.

          Purchased power expense decreased 11.3% during 1999, as compared to 1998 primarily due to a lower volume of non-firm power purchases related to wholesale marketing activities offset, in part, by higher firm power purchases under new contracts at PSCo and an increase in the quantity of power purchased and higher capacity charges at SPS. Purchased power expense increased 25.5% during 1998, as compared to the previous year primarily due to purchases in connection with increased wholesale marketing activities at PSCo.

Gas Operations

          The following table details the annual change in gas revenues and gas purchased for resale as compared to the preceding year (in thousands).

                                                                                               Increase (Decrease)
                                                                                                 From Prior Year
                                                                                                 ---------------
                                                                                            1999                1998
                                                                                          --------             -------
Revenues from gas sales (including unbilled revenues)............................         $(19,625)            $(1,232)
Gas purchased for resale.........................................................          (17,772)             (4,439)
                                                                                          --------             -------
Net (decrease) increase in gas sales margin......................................           (1,853)              3,207
Transportation revenues..........................................................            2,997               2,180
                                                                                          --------             -------
  Increase in net gas margin.....................................................         $  1,144             $ 5,387
                                                                                          ========             =======

          The following table compares gas Dth deliveries by major customer classes.

                                                                                    Millions of           % Change *
                                                                                   Dth Deliveries      From Prior Year
                                                                                   --------------      ---------------
                                                                                    1999     1998      1999       1998
                                                                                   -----    -----      ----       ----
Residential......................................................................   86.6     84.7       2.2%      (3.1)%
Commercial.......................................................................   41.4     42.4      (2.2)     (10.8)
                                                                                   -----    -----
 Total Sales.....................................................................  128.0    127.1       0.7       (5.8)
Transportation, gathering and processing.........................................  111.5    107.4       3.8       15.2
                                                                                   -----    -----
 Total...........................................................................  239.5    234.5       2.1        2.8
                                                                                   =====    =====

Non-regulated gas marketing and trading..........................................  230.7     70.6        **       18.4
                                                                                   =====    =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

     Gas sales margin decreased $1.9 million in 1999, when compared to 1998.
Gas sales increased slightly due to customer growth of 3.4%, but were negatively impacted by the effects of warmer weather. Higher base rates effective July 1, 1999 resulting from PSCo's 1998 rate case provided an additional $5 million which served to partially offset the negative effects of weather.

     Gas sales margin increased slightly in 1998, when compared to 1997, primarily due to an increase in PSCo's base revenues associated with a rate increase effective February 1, 1997, offset in part, by lower PSCo retail sales which resulted from warmer weather.

     Gas transportation revenues increased during 1999 and 1998, when compared to the respective preceding years, primarily due to increases in deliveries and higher transportation rates effective July 1, 1999 at PSCo. In addition, the shifting of various PSCo commercial customers to firm transportation customers, some of which became retail customers of the Company's non-regulated subsidiaries, contributed to the increases in both 1999 and 1998.

     PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which provide for the recovery of actual gas costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during 1999 and 1998 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

     Other operating revenues increased approximately $11.0 million and $19.6 million during 1999 and 1998, respectively, as compared the preceding year, primarily due to higher revenues from diversified energy related businesses, primarily engineering, design and construction management, energy management and consulting services. The increase in revenue from energy management and consulting services was offset, in part, by lower development fee income from non-regulated independent power projects.

     Equity in earnings of Yorkshire Power and other unconsolidated subsidiaries increased approximately $8.2 million and $1.9 million during 1999 and 1998, respectively, as compared to the preceding year primarily due to higher earnings from Yorkshire Power resulting from strong performance in its supply business (see Note 3. Investment in Yorkshire Power in Item 8. Financial Statements and Supplementary data).

Non-Fuel Operating Expenses and Other Income and Deductions

     Other operating and maintenance expenses-regulated decreased $8.2 million during 1999 primarily due to the continued deployment of cost saving-programs instituted as part of the PSCo/SPS Merger, including lower pension and benefit costs resulting in part from changes in actuarial assumptions. In anticipation of completing the merger with NSP in mid-2000 the Company instituted a hiring freeze which also served to lower expenses. Other operating and maintenance expenses-regulated increased $10.0 million during 1998, as compared to the preceding year, primarily due to higher labor costs from wage rate increases, increased contract labor costs, higher data processing costs, including Year 2000 related costs and additional transmission wheeling costs.

     Other operating and maintenance expenses-nonregulated increased $15.7 million and $33.3 million during 1999 and 1998, respectively, as compared to the same period in the preceding year, primarily due to increased operating costs due to the acquisition of Planergy, effective April 1, 1998 and higher costs incurred in providing energy management and consulting services.

     Depreciation and amortization expense increased $12.2 million and $25.7 million in 1999 and 1998, respectively, primarily due to higher depreciation expenses from property additions. The increase in 1998 also includes $7.6 million of additional depreciation in connection with a settlement related to an SPS 1985 wholesale rate case.

     Interest charges and preferred dividends of subsidiaries increased $12.1 million in 1999, when compared to 1998, primarily due to higher average amounts of debt outstanding used to finance capital expenditures, including PSCo's April 1998 issuance of $250 million and July 1999 issuance of $200 million of long-term debt and SPS's March 1999 issuance of $100 million of long-term debt.
Lower AFDC in 1999 also contributed to the increase in interest charges. Interest charges and preferred dividends of subsidiaries decreased $1.8 million in 1998, when compared to 1997. Proceeds from PSCo's issuance of $250 million in long-term debt in April 1998 were used, in part, to reduce short term-debt. Proceeds from NCE's November 1998 issuance of $117 million in common stock were used primarily to reduce short-term debt and other borrowings. Higher average levels of debt were offset by lower average interest rates during 1998, compared to 1997. Additionally, in May 1998, PSCo issued $194 million of Trust Originated Preferred Securities ("TOPRS"). The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998. A redemption premium totaling approximately $2.1 million was incurred as part of this refinancing, however, the after-tax financing costs associated with the TOPRS will be lower over the long-term. Additionally, higher AFDC was recorded in 1998 as a result of higher construction expenditures.

Risk Management

     NCE and its subsidiaries are exposed to market risks in both the energy trading and non-trading operations. The objective of NCE's trading operations, which were primarily initiated in 1998, is to generate profits while minimizing the related exposure to changes in commodity prices. These operations include the gas marketing and trading activities at e prime and the wholesale power trading activities at PSCo. Power marketing and trading activities at e prime were discontinued during 1999. The objective of NCE's non-trading activities is to protect the Company's profitability. These operations include the retail gas business at e prime, the gas distribution and electricity load management activities at PSCo in addition to the normal operations of the Company. The market risks mentioned above include changes in commodity prices, interest rates, and currency exchange rates. Due to cost-based rate regulation, NCE's regulated subsidiaries have limited exposure to commodity price and interest rate risk.

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

Commodity Price Risk

     NCE has continued to develop and expand its gas and power marketing and trading activities during 1999 and management expects to continue the growth of these activities during 2000. As a result, the Company's exposure to changes in commodity prices may increase and NCE may experience earnings volatility. To manage exposure to price volatility in the natural gas and electricity markets, a variety of energy contracts, both financial and commodity based are utilized as hedges. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps and are used by both the trading and non-trading operations.

     NCE measures its open exposure to commodity price changes separately for the trading and non-trading operations using a Value-at-Risk ("VaR") methodology to quantify the estimates of the magnitude and probability of potential future losses related to open contractual positions. VaR expresses the potential loss in fair value of all open forward contract and option positions over a particular period of time, with a specified likelihood of occurrence. The model employs a 95 percent confidence level based on historical price movement for a holding period of 30 days. As of December 31, 1999 and 1998, the calculated VaR was as follows (in thousands):

                                                            NCE            PSCo
                                                            ---            ----
                                                        1999    1998   1999    1998
                                                        -----  ------  -----  ------

          Natural gas marketing & trading activities..  $ 383  $   29  $   -  $    -
          Power marketing & trading activities........    103     307    103     291
          Natural gas non-trading activities..........    564     312      -       -
          Power non-trading activities................     47   1,159     47   1,159

On a thirty-day holding period as of December 31, 1999, the VaR for NCE did not exceed $1.1 million. On a thirty-day holding period as of December 31, 1998, the VaR for NCE did not exceed $1.3 million. Due to the relative immaturity of the competitive market for electricity and related derivatives and the seasonality on changes in market prices, the VaR calculation may not reflect the full extent of NCE's and PSCo's commodity price risk exposure.

Interest Rate Risk

          NCE and its subsidiaries have both long-term and short-term debt instruments that subject the Company and certain of its subsidiaries to the risk of loss associated with movements in market interest rates. This risk is limited for NCE's regulated companies primarily due to cost-based rate regulation. Except for one interest rate swap agreement entered into by SPS, the Company is not currently utilizing financial instruments to manage its exposure to interest rate fluctuations. In the future, management anticipates utilizing financial instruments to manage its exposure to changes in interest rates. These instruments may include interest rate swaps, caps, collars and exchange-traded futures contracts and put or call options on U.S. Treasury securities.

          As of December 31 1999, a 100 basis point change in each outstanding debt instrument's benchmark rate would impact net income of NCE, PSCo and SPS by approximately $5.0 million, $3.7 million and $0.8 million, respectively. If interest rates were to decline by 10% from their levels at December 31, 1999, the corresponding increase in fair value of $104.3 million at NCE and its subsidiaries, $70.7 million at PSCo and its subsidiaries and $32.9 million at SPS would impact earnings and cash flows only if the Company and its subsidiaries were to reacquire all or a portion of these instruments in the open market prior to their maturity.

          As of December 31, 1998, a 100 basis point change in each outstanding debt instrument's benchmark rate would impact net income of NCE, PSCo and SPS by approximately $5.8 million, $2.9 million and $2.1 million, respectively. If interest rates were to decline by 10% from their levels at December 31, 1998, the corresponding increase in fair value of $69 million at NCE and its subsidiaries, $53 million at PSCo and its subsidiaries and $15 million at SPS would impact earnings and cash flows only if the Company and its subsidiaries were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Currency Exchange Risk

          NCE's investment in Yorkshire Power, a foreign currency denominated joint venture, also exposes the Company to currency translation rate risk. At December 31, 1999 and 1998, the Company's exposure to changes in foreign currency exchange rates is not material to its consolidated financial position, results of operations or cash flows. The Company does not presently utilize financial instruments to manage its exposures to foreign currency exchange rate movements.

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

Commitments and Contingencies

     Issues relating to regulatory and environmental matters are discussed in Notes 10 and 11 in Item 8. Financial Statements and Supplementary Data. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Year 2000 Issue

     The Y2K issue was the result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue was not corrected. This situation was not limited to computers; it had the potential to affect many systems, components and devices which have embedded computer chips and which may be date sensitive. The Company's most critical systems that required evaluation and remediation were power generation and distribution systems, telecommunications systems, energy trading systems and billing systems.

     The NCE Year 2000 Program was successful in preparing the Company and its subsidiaries for the Year 2000. The Year 2000 transition event resulted in no material adverse impact to the operations of the Company and occurred with no Y2K related disruption to the Company's ability to provide service to customers. The NCE Year 2000 Program was successful in correcting potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks. The Company anticipates no additional risks to its business operations as a result of the Y2K issue (see
Note 11. Commitments and Contingencies - Year 2000 Issue in Financial Statements and Supplementary Data).

Tax Matters

     PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These COLI policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, PSRI's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense totaling approximately $54.6 million related to policy loans on the COLI policies. A Request for Technical Advice from the IRS National Office with respect to the proposed adjustment is pending.

     Management is vigorously contesting this issue. PSRI has not recorded any provision for income tax or interest expense related to this matter and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years. Management believes that PSRI's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on NCE's or PSCo's financial position, results of operations or cash flows.

Common Stock Dividend

     During 1999, the Company declared common stock dividends totaling $2.32 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

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

Liquidity and Capital Resources

Cash Flows

                                                                            1999     1998     1997
                                                                            ----     ----     ----
Net cash provided by operating activities (in millions)...............     $644.3  $659.5    $344.4

     Cash provided by operating activities decreased slightly during 1999, when compared to 1998 primarily due to the cash proceeds received in 1998 by SPS and a non-regulated subsidiary, of approximately $67 million for the recovery of deferred costs and income from the investment in a non-regulated energy development project and the net changes in the recovery of purchased gas and electric energy costs. Cash provided by operations increased in 1998, when compared to 1997, primarily due to higher earnings from utility operations and a decrease in payments to gas suppliers resulting from lower gas costs during 1998.

                                                                            1999     1998     1997
                                                                            ----     ----     ----
Net cash used in investing activities (in millions)...................     $639.5  $614.0    $856.4

     Cash used in investing activities increased during 1999, when compared to 1998, primarily due to an increase in the level of construction expenditures reduced in part by the sale of certain newly constructed generation and gas transportation assets. Cash used in investing activities decreased during 1998, when compared to 1997, primarily due to the investment in Yorkshire Power in 1997, partially offset by higher 1998 construction expenditures and the acquisition of Planergy.

                                                                            1999     1998     1997
                                                                            ----     ----     ----
Net cash provided by (used in) financing activities (in millions).....     $ 22.3  $(61.5)   $534.6

     Cash provided by financing activities increased during 1999, when compared to 1998, primarily due to higher net proceeds from several debt financing activities completed in 1999. During the first quarter of 1999, SPS issued $100 million of senior notes used initially for the repayment of short-term debt. PSCo issued $200 million of long-term debt in July 1999, the proceeds of which were used for general corporate purposes. Cash provided by financing activities decreased during 1998, when compared to 1997, primarily due to PSCo's issuance of debt in early 1997 to finance the investment in Yorkshire Power. In November 1998, the Company issued $117 million in common stock and in April 1998, PSCo's issued $250 million of long-term bonds. Proceeds from the 1998 financings were primarily used to reduce short-term debt and other corporate purposes. In May 1998, PSCo issued $194 million of Trust Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) on June 10, 1998.

Prospective Capital Requirements

     The estimated cost as of December 31, 1999 of the construction programs of the Company and its subsidiaries and other capital requirements for the years 2000, 2001 and 2002 are shown in the table below (in millions):

                                                       2000   2001   2002
                                                      -----  -----  -----
Electric
   Production.......................................  $ 162  $ 164  $ 163
   Transmission.....................................     57     92     96
   Distribution.....................................    161    163    161
Gas.................................................     62     45     43
General and non-utility subsidiaries................     82     66     64
                                                      -----  -----  -----
   Total construction expenditures..................    524    530    527
Less: Allowance for funds used during construction..     14     13     11
Add: Sinking funds and debt maturities..............    158    140    116
                                                      -----  -----  -----
Total capital requirements..........................  $ 668  $ 657  $ 632
                                                      =====  =====  =====

     The construction programs of the Company's subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting the Company's long-term energy needs. In addition, the Company's ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies, to address restructuring requirements and comply with future requirements to install emission control equipment may impact actual capital requirements (see
Note 2. Proposed Merger with Northern States Power Company, Note 10. Regulatory Matters and Note 11. Commitments and Contingencies - Environmental Issues in
Item 8. Financial Statements and Supplementary data).

Capital Sources

     At December 31, 1999, the Company and its subsidiaries estimate that their 2000-2002 capital requirements will be met with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the sale of common stock by NCE, the issuance by NCE and its subsidiaries of secured and unsecured long-term and short-term debt and the sale of other securities. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of the Company and its subsidiaries.

Registration Statements

     The Company has an effective registration statement covering the issuance of 10 million shares of common stock to be issued under the Company's Dividend Reinvestment and Cash Payment Plan ("Dividend Reinvestment Plan"). Any proceeds received by the Company will be used for general corporate purposes. This program allows for either the purchase of shares on the open market or the issuance of new shares. The Dividend Reinvestment Plan allows the Company's shareholders to purchase additional shares of the Company's common stock through the reinvestment of cash dividends and the purchase of additional shares of common stock with optional cash payments. As of December 31, 1999, approximately 7.7 million shares were available for issuance.

Subsidiary Registration Statement

     PSCo has an effective shelf registration statement under which $300 million of senior debt securities are available for issuance.

Short-Term Borrowing Arrangements

     NCE has two credit facilities with several banks: a $100 million facility expiring November 22, 2000 and a $225 million facility expiring August 11, 2002. The facilities are used primarily to support issuance of the commercial paper by NCE. As of December 31, 1999, NCE had used $81.0 million of the total capacity available under these committed lines, $80.2 million of commercial paper and $0.8 million for a Letter of Credit issued under the NCE facility. NCE arrangements for uncommitted bank lines of credit totaled $20 million at December 31, 1999, of which all were used.

     PSCo and its subsidiaries have available committed lines of credit to meet their short-term cash requirements. PSCo and its subsidiaries have a credit facility with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by PSCo and PSCCC, and to provide for direct borrowings thereunder. The facility expires November 17, 2000. Additionally, PSCo has a credit facility, which provides $300 million in committed lines of credit and expires on June 23, 2000. As of December 31, 1999, PSCo had used $355.6 million of the total capacity available under its committed lines of credit. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent PSCo and its subsidiaries from performing their obligations under these credit facilities. Individual PSCo arrangements for uncommitted bank lines of credit totaled $150 million at December 31, 1999, none of which were used or outstanding.

     PSCCC may periodically issue medium-term notes to supplement the financing or purchase of PSCo's customer accounts receivable and fossil fuel inventories. As of December 31, 1999, PSCCC had issued and had outstanding $100 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of PSCo's outstanding customer accounts receivable and monthly changes in fossil fuel inventories and will vary minimally from year-to-year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

     SPS has two credit facilities which provide $250 million in committed bank lines of credit, each with a commitment termination date of February 22, 2000. As of December 31, 1999, SPS had used $181 million of the total capacity available under its committed lines of credit.

Accounting Pronouncements Issued But Not Yet Effective

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB delayed the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt the standard as required by January 1, 2001.

     The Company has not yet quantified all effects of adopting SFAS 133 on the financial statements. The derivatives used in the Company's energy trading activities are accounted for on a mark-to-market basis and will not be affected by SFAS 133. As discussed in the following paragraphs, SFAS 133 could increase volatility in the Company's earnings and other comprehensive income or involve certain changes in business practices.

     SFAS 133, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

          The Company and its subsidiaries enter into fixed-price contracts for future purchases of commodities from suppliers. In the event of default under such a contract, the Company and its supplier would be required to exchange an amount based on the change in the value of the underlying commodity. Under SFAS 133, the net settlement feature in default causes such contracts to be derivatives. However, the contracts may be designated as cash flow hedges of the underlying commodity purchases. The Company continues to evaluate the impact of the terms of such contracts and change the terms of certain contracts to eliminate such net settlement features under SFAS 133. The Company believes that the majority of its contracts for purchased power, fuel supply and gas purchased for resale are in the normal course of business and would not be impacted by SFAS 133; however, the Company has not yet completed its review of every contract that could potentially be impacted by SFAS 133.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk (NCE, PSCo, and SPS)

          Reference is made to the "Risk Management" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS).

Item 8.   Financial Statements and Supplementary Data (NCE)

            REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of the Board of Directors, composed entirely of independent directors, met three times in 1999. The Committee assists the board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and reporting practices of the corporation and such other duties as directed by the Board. The full responsibilities of the committee are set forth in its charter, which is reviewed and amended periodically and approved by the Board.

In fulfilling its responsibilities, the Committee recommended to the Board, subject to shareholder approval, the selection of Arthur Andersen LLP as the Company's independent public accountant. The Committee:

     . Discussed and considered the independence of Arthur Andersen LLP, reviewing as necessary all relationships and services which might bear on the objectivity of the independent public accountant;
     . Received written affirmation that the independent public accountant is in fact independent;
     . Discussed the overall audit process, receiving and reviewing all reports;
     . Involved the independent public accountant in the Committee's review of the Company's financial statements and related reports;
     . And provided to the independent public accountant full access to the Committee (and the Board) to report on any and all appropriate matters.

The Committee provided guidance and oversight to the internal audit function of the Company, including review of the organization, plans and results of this activity. Both the chief internal auditor and the independent public accountant were afforded the routine opportunity to meet privately with the Committee and were encouraged to discuss any matters they desired.

The Committee also met with selected members of management and the auditors to review financial statements (including quarterly reports), discussing such matters as the quality of earnings, estimates, reserves and accruals, suitability of accounting principles, highly judgmental areas, and audit adjustments whether or not recorded. In addition, the Committee considered the quality and adequacy of the Company's internal controls and the status of pending litigation, taxation matters and other areas of oversight to the financial reporting and audit process that the Committee felt appropriate.

Management's responsibility for financial reporting and opinion of Arthur Andersen LLP are filed separately in this annual report and should be read in conjunction with this letter and reading of the financial statements.

Based upon its work and the information received in the inquiries outlined above, the Committee is satisfied that its responsibilities under the charter for the period ending December 31, 1999 were met and that the financial reporting and audit processes of the Company are functioning effectively.



Danny H. Conklin, Chairman
Audit Committee

February 22, 2000

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

The Company assessed its internal control system as of December 31, 1999 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, the Company believes that, as of December 31, 1999, the Company's system of internal control over external financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.



Teresa S. Madden                                  Bill D. Helton
Principal Accounting Officer                      Chief Executive Officer

February 22, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have audited the consolidated balance sheets of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Energies, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                                            ARTHUR ANDERSEN LLP
Denver, Colorado,
February 15, 2000.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                       December 31, 1999 and 1998 ASSETS

                                    ASSETS


                                                                                               1999             1998
                                                                                            ----------       ----------
Property, plant and equipment, at cost:
 Electric......................................................................             $7,496,942       $7,097,070
 Gas...........................................................................              1,327,048        1,210,605
 Steam and other...............................................................                113,050          111,620
 Common to all departments.....................................................                464,059          423,287
 Construction in progress......................................................                400,439          391,100
                                                                                            ----------       ----------
                                                                                             9,801,538        9,233,682
 Less: accumulated depreciation................................................              3,540,516        3,351,659
                                                                                            ----------       ----------
  Total property, plant and equipment..........................................              6,261,022        5,882,023
                                                                                            ----------       ----------


Investments, at cost:
 Investment in Yorkshire Power and other unconsolidated subsidiaries (Note 3)..                391,754          340,874
 Other.........................................................................                 89,404           64,562
                                                                                            ----------       ----------
  Total investments............................................................                481,158          405,436
                                                                                            ----------       ----------


Current assets:
 Cash and temporary cash investments...........................................                 83,763           56,667
 Accounts receivable, less reserve for uncollectible accounts ($4,601 at
  December 31, 1999; $4,842 at December 31, 1998)..............................                371,116          319,145
 Accrued unbilled revenues.....................................................                266,537          130,455
 Recoverable purchased gas and electric energy costs...........................                 46,863           66,154
 Materials and supplies, at average cost.......................................                 75,021           69,298
 Fuel inventory, at average cost...............................................                 29,618           24,653
 Gas in underground storage, at cost (LIFO)....................................                 63,656           52,624
 Current portion of accumulated deferred income taxes (Note 14)................                  4,987                -
 Prepaid expenses..............................................................                 74,905           74,017
 Other.........................................................................                 10,672            9,544
                                                                                            ----------       ----------
  Total current assets.........................................................              1,027,138          802,557
                                                                                            ----------       ----------



Deferred charges:
 Regulatory assets (Note 1)....................................................                337,965          381,632
 Unamortized debt expense......................................................                 29,775           27,408
 Other.........................................................................                184,934          172,908
                                                                                            ----------       ----------
  Total deferred charges.......................................................                552,674          581,948
                                                                                            ----------       ----------
                                                                                            $8,321,992       $7,671,964
                                                                                            ==========       ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1999 and 1998

                            CAPITAL AND LIABILITIES


                                                                                                      1999              1998
                                                                                                   -----------       ----------
Common stock (Note 5)....................................................................          $1,916,088        $1,866,386
Retained earnings........................................................................             819,553           740,677
Accumulated comprehensive income.........................................................              (2,951)            7,764
                                                                                                   ----------        ----------
  Total common equity....................................................................           2,732,690         2,614,827

PSCo and SPS obligated mandatorily redeemable preferred securities of
      subsidiary trusts holding solely subordinated debentures of PSCo and SPS (Note 6)..             294,000           294,000
Long-term debt of subsidiaries (Note 7)..................................................           2,374,121         2,205,545
                                                                                                   ----------        ----------
                                                                                                    5,400,811         5,114,372
                                                                                                   ----------        ----------

Noncurrent liabilities:
 Employees' postretirement benefits other than pensions (Note 13)........................              57,596            61,732
 Employees' postemployment benefits (Note 13)............................................              32,823            31,326
                                                                                                   ----------        ----------
  Total noncurrent liabilities...........................................................              90,419            93,058
                                                                                                   ----------        ----------

Current liabilities:
 Notes payable and commercial paper (Note 8).............................................             633,527           524,394
 Long-term debt due within one year......................................................             136,218           138,165
 Accounts payable........................................................................             471,757           285,080
 Dividends payable.......................................................................              70,045            69,271
 Recovered electric energy costs.........................................................              11,873            18,760
 Customers' deposits.....................................................................              30,810            30,793
 Accrued taxes...........................................................................              88,617            85,384
 Accrued interest........................................................................              61,701            50,229
 Current portion of accumulated deferred income taxes (Note 14)..........................                   -             2,031
 Other...................................................................................             152,535           120,716
                                                                                                   ----------        ----------
  Total current liabilities..............................................................           1,657,083         1,324,823
                                                                                                   ----------        ----------

Deferred credits:
 Customers' advances for construction....................................................              56,259            55,400
 Unamortized investment tax credits......................................................              95,426           100,925
 Accumulated deferred income taxes (Note 14).............................................             967,408           947,247
 Other...................................................................................              54,586            36,139
                                                                                                   ----------        ----------
  Total deferred credits.................................................................           1,173,679         1,139,711
                                                                                                   ----------        ----------

Commitments and contingencies (Notes 10 and 11)..........................................
                                                                                                   ----------        ----------
                                                                                                   $8,321,992        $7,671,964
                                                                                                   ==========        ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of Dollars, Except per Share Data)
                 Years ended December 31, 1999, 1998 and 1997

                                                                                                1999         1998         1997
                                                                                             ----------   ----------   ----------
Operating revenues:
 Electric..............................................................................      $2,527,341   $2,624,057   $2,451,421
 Gas...................................................................................         764,943      781,571      780,623
 Other.................................................................................          83,146       72,143       52,570
                                                                                             ----------   ----------   ----------
                                                                                              3,375,430    3,477,771    3,284,614

Operating expenses:
 Fuel used in generation...............................................................         618,002      644,311      671,805
 Purchased power.......................................................................         567,230      639,457      509,549
 Cost of gas sold......................................................................         485,107      502,879      507,318
 Other operating and maintenance expenses - regulated..................................         538,967      547,136      537,091
 Other operating and maintenance expenses - nonregulated...............................         106,264       90,607       57,268
 Depreciation and amortization.........................................................         280,913      268,743      243,078
 Taxes (other than income taxes).......................................................         137,259      134,137      129,280
                                                                                             ----------   ----------   ----------
                                                                                              2,733,742    2,827,270    2,655,389
                                                                                             ----------   ----------   ----------
Operating income.......................................................................         641,688      650,501      629,225

Other income and deductions:
 Equity in earnings of Yorkshire Power and other unconsolidated subsidiaries
 (Note 3)..............................................................................          44,265       36,101       34,166
 PSCo/SPS Merger expenses..............................................................               -         (790)     (34,088)
 Write-off of investments in a cogeneration project (Note 4)...........................               -            -      (16,052)
 Miscellaneous income and deductions - net.............................................          (9,098)      (3,460)     (11,215)
                                                                                             ----------   ----------   ----------
                                                                                                 35,167       31,851      (27,189)

Interest charges and preferred dividends of subsidiaries:
 Interest on long-term debt............................................................         176,729      168,184      165,560
 Other interest........................................................................          30,461       31,069       32,389
 Allowance for borrowed funds used during construction.................................         (13,372)     (17,347)     (10,921)
 Dividends on PSCo and SPS obligated mandatorily redeemable preferred securities
  of subsidiary trusts holding solely subordinated debentures of PSCo and SPS..........          23,050       17,561        7,850
 Dividend requirements and redemption premium on preferred stock of subsidiaries.......               -        5,332       11,752
                                                                                             ----------   ----------   ----------
                                                                                                216,868      204,799      206,630
                                                                                             ----------   ----------   ----------

Income before income taxes and extraordinary item......................................         459,987      477,553      395,406

Income taxes (Note 14).................................................................         113,390      135,596      133,919
                                                                                             ----------   ----------   ----------

Income before extraordinary item.......................................................         346,597      341,957      261,487
Extraordinary item - U.K. windfall tax (Note 3)........................................               -            -     (110,565)
                                                                                             ----------   ----------   ----------
Net income.............................................................................      $  346,597   $  341,957   $  150,922
                                                                                             ==========   ==========   ==========

Weighted average common shares outstanding:
 Basic.................................................................................         115,211      111,859      104,805
 Diluted...............................................................................         115,233      112,008      104,872

Earnings per share of common stock outstanding - Basic:
 Income before extraordinary item......................................................      $     3.01   $     3.06   $     2.50
 Extraordinary item....................................................................               -            -        (1.06)
                                                                                             ----------   ----------   ----------
 Net income............................................................................      $     3.01   $     3.06   $     1.44
                                                                                             ==========   ==========   ==========

Earnings per share of common stock outstanding - Diluted:
 Income before extraordinary item......................................................      $     3.01   $     3.05   $     2.50
 Extraordinary item....................................................................               -            -        (1.06)
                                                                                             ----------   ----------   ----------
 Net income............................................................................      $     3.01   $     3.05   $     1.44
                                                                                             ==========   ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Thousands of Dollars, Except Share Information)
                 Years ended December 31, 1999, 1998 and 1997

                                                                                                 Accumulated
                                                                                                    Other
                                          Common Stock, $1 par value      Paid       Retained   Comprehensive
                                         ----------------------------
                                             Shares         Amount     in Capital    Earnings       Income         Total
                                         ---------------  -----------  -----------  ----------  --------------   -----------

Balance at January 1, 1997................  103,690,772     $103,691   $1,293,158   $ 773,191        $      -    $2,170,040
Comprehensive income:
  Net income..............................            -            -            -     150,922               -       150,922
  Foreign currency translation
     adjustment...........................            -            -            -           -           4,142         4,142
                                                                                                                 ----------
     Comprehensive income (Note 1)........                                                                          155,064
Dividends declared on common stock........            -            -            -    (264,957)              -      (264,957)
Issuance of common stock:
  Employees' Savings Plan.................      250,058          250        9,518           -               -         9,768
  Dividend Reinvestment Plan..............      818,783          819       32,512           -               -        33,331
  Incentive Compensation Plans............       89,688           89        2,765           -               -         2,854
  Stock offering proceeds, net (Note 5)...    5,900,000        5,900      245,493           -               -       251,393
Other.....................................            -            -            -        (106)              -          (106)
                                            -----------     --------   ----------   ---------   -------------    ----------

Balance at December 31, 1997..............  110,749,301      110,749    1,583,446     659,050           4,142     2,357,387
Comprehensive income:
  Net income..............................            -            -            -     341,957               -       341,957
  Foreign currency translation
     adjustment...........................            -            -            -           -           3,622         3,622
                                                                                                                 ----------
     Comprehensive income (Note 1)........                                                                          345,579
Dividends declared on common stock........            -            -            -    (260,330)              -      (260,330)
Issuance of common stock:
  Employees' Savings Plan.................      222,387          222       10,146           -               -        10,368
  Dividend Reinvestment Plan..............      825,005          825       37,198           -               -        38,023
  Incentive Compensation Plans............      194,079          195        6,605           -               -         6,800
  Stock offering proceeds, net (Note 5)...    2,500,000        2,500      114,500           -               -       117,000
                                            -----------     --------   ----------   ---------   -------------    ----------

Balance at December 31, 1998..............  114,490,772      114,491    1,751,895     740,677           7,764     2,614,827
Comprehensive income:
  Net income..............................            -            -            -     346,597               -       346,597
  Foreign currency translation
     adjustment...........................            -            -            -           -         (10,715)      (10,715)
                                                                                                                 ----------
     Comprehensive income (Note 1)........                                                                          335,882
Dividends declared on common stock........            -            -            -    (267,721)              -      (267,721)
Issuance of common stock:
  Employees' Savings Plan.................      200,880          201        8,267           -               -         8,468
  Dividend Reinvestment Plan..............    1,095,495        1,095       38,339           -               -        39,434
  Incentive Compensation Plans............       51,235           51        1,799           -               -         1,850
  Other...................................       33,177           33        1,158                                     1,191
Repurchase of common stock................      (34,360)         (34)      (1,207)          -               -        (1,241)
                                            -----------     --------   ----------   ---------   -------------    ----------

Balance at December 31, 1999..............  115,837,199     $115,837   $1,800,251   $ 819,553        $ (2,951)   $2,732,690
                                            ===========     ========   ==========   =========   =============    ==========

Authorized shares of common stock were 260 million at December 31, 1999, 1998 and 1997.

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                 Years ended December 31, 1999, 1998 and 1997


                                                                                           1999        1998        1997
                                                                                        ----------  ----------  ----------

Operating activities:
 Net income...........................................................................  $ 346,597   $ 341,957   $ 150,922
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Extraordinary item - U.K. windfall tax (Note 3)....................................          -           -     110,565
   Depreciation and amortization......................................................    294,516     279,829     253,263
   Amortization of investment tax credits.............................................     (5,499)     (5,222)     (5,501)
   Deferred income taxes..............................................................     37,184       6,248      52,211
   Write-off of investments in a cogeneration project (Note 4)........................          -           -      16,052
   Equity in earnings of Yorkshire Power and other unconsolidated subsidiaries, net...    (39,970)    (34,199)    (31,168)
   Allowance for equity funds used during construction................................       (968)          -           1
   Change in accounts receivable......................................................    (54,254)      2,026     (29,627)
   Change in inventories..............................................................    (21,955)     (7,485)     (2,334)
   Change in other current assets.....................................................   (118,905)     16,965     (97,063)
   Change in accounts payable.........................................................    183,174     (13,704)    (18,791)
   Change in other current liabilities................................................     39,537      69,908     (15,356)
   Change in deferred amounts.........................................................    (14,810)        740     (46,134)
   Change in noncurrent liabilities...................................................     (2,639)      2,389       4,567
   Other..............................................................................      2,271          87       2,832
                                                                                        ---------   ---------   ---------
    Net cash provided by operating activities.........................................    644,279     659,539     344,439

Investing activities:
 Construction expenditures............................................................   (714,005)   (608,972)   (475,497)
 Allowance for equity funds used during construction..................................        968           -          (1)
 Proceeds from disposition of property, plant and equipment...........................     83,190       9,369       2,117
 Acquisition and disposition of subsidiaries, net of cash acquired or sold (Note 4)...     13,877     (13,725)          -
 Investment in Yorkshire Power (Note 3)...............................................          -           -    (362,342)
 Purchase of other investments........................................................    (36,581)     (6,131)    (32,560)
 Sale of other investments............................................................     13,072       5,466      11,844
                                                                                        ---------   ---------   ---------
    Net cash used in investing activities.............................................   (639,479)   (613,993)   (856,439)

Financing activities:
 Proceeds from sale of common stock (Note 5)..........................................     40,190     161,823     286,869
 Proceeds from sale of long-term debt (Note 7)........................................    355,594     350,497     419,819
 Proceeds from sale of PSCo obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding solely subordinated debentures of PSCo (Note 7)...........          -     187,700           -
 Redemption of long-term debt.........................................................   (215,674)   (259,323)   (227,577)
 Short-term borrowings - net..........................................................    109,133     (63,949)    289,782
 Redemption of preferred stock of subsidiaries........................................          -    (181,824)       (665)
 Dividends on common stock............................................................   (266,947)   (256,426)   (233,620)
                                                                                        ---------   ---------   ---------
    Net cash provided by (used in) financing activities...............................     22,296     (61,502)    534,608
                                                                                        ---------   ---------   ---------
    Net increase (decrease) in cash and temporary cash investments....................     27,096     (15,956)     22,608
    Cash and temporary cash investments at beginning of year..........................     56,667      72,623      50,015
                                                                                        ---------   ---------   ---------
    Cash and temporary cash investments at end of year................................  $  83,763   $  56,667   $  72,623
                                                                                        =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (PSCo)

          The following narrative analysis discusses PSCo's results of operations comparing the changes for the years ended December 31, 1999, 1998 and 1997. Effective with the PSCo/SPS Merger on August 1, 1997, Cheyenne, WGI, e prime and Natural Fuels were transferred by a dividend of the subsidiaries' common stock, at net book value, aggregating approximately $49.9 million to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises, an intermediate holding company of NCE. Accordingly, the consolidated statements of income and cash flows for 1997 reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels through July 31, 1997. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries. Certain information has been omitted pursuant to General Instructions I(2)(a). Discussion related to PSCo's Commitments and Contingencies is covered within NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See Forward Looking Information.

          In addition, on March 31, 1998, PSCo sold its common stock in NCI at net book value (approximately $292.6 million), to NC Enterprises, and received as consideration a promissory note from NC Enterprises. The consolidated statements of income and cash flows for 1998 and 1997 reflect the results of NCI for the period from April 1, 1997 through March 31, 1998 (see Note 3. Investment in Yorkshire Power in Item 8. Financial Statements and Supplementary Data).

Earnings Available for Common Stock

          Earnings were $204.3 million, $194.8 million, and $81.7 million during 1999, 1998 and 1997, respectively. The significant decrease in 1997 was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall tax of approximately $110.6 million for its 50% ownership in Yorkshire Power. The increase in 1999 earnings was primarily due to an increase in electric margin resulting from customer growth and lower operating and maintenance expenses. Excluding the impact of this extraordinary item in 1997, earnings increased slightly from 1997 to 1998 primarily due to higher 1998 electric margin resulting from customer growth and lower merger costs, offset in part by the impacts resulting from the sale of NCI to NC Enterprises.

Electric Operations

          The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year (in thousands).

                                                    Increase (Decrease) From Prior Year
                                                ------------------------------------------
                                                   1999                  1998
                                                ---------   ------------------------------
                                                                       Cheyenne
                                                              PSCo    & e prime    Total
                                                              ----    ---------    -----
Electric operating revenues:
 Retail.......................................  $  31,478   $ 40,850   $(21,492)  $ 19,358
 Wholesale....................................   (180,332)   104,994          -    104,994
 Other (including unbilled revenues)..........     74,333     36,492       (332)    36,160
                                                ---------   --------   --------   --------
  Total revenues..............................    (74,521)   182,336    (21,824)   160,512
Fuel used in generation.......................     19,192     13,478          -     13,478
Purchased power...............................   (114,537)   121,546    (15,676)   105,870
                                                ---------   --------   --------   --------
  Net increase (decrease) in electric margin..  $  20,824   $ 47,312   $ (6,148)  $ 41,164
                                                =========   ========   ========   ========

The following table compares electric Kwh sales by major customer classes.


                               Millions of Kwh Sales      % Change From Prior Year *
                               ---------------------  ----------------------------------
                                                        1999               1998
                                                      ---------    ---------------------
                                                                                    PSCo
                                  1999       1998                   Consolidated    Only
                               ----------  ---------               --------------   ----
Residential..................       7,053      6,761        4.3%         1.5%        3.4%
Commercial and Industrial....      16,048     15,610        2.8         (0.1)        2.3
Public Authority.............         232        207       12.3          9.4        10.8
                               ----------  ---------
  Total Retail...............      23,333     22,578        3.3          0.5         2.7
Wholesale....................       5,204      7,874      (33.9)        75.3        75.3
                               ----------  ---------
Total........................      28,537     30,452       (6.3)        10.2        15.0
                               ==========  =========

Power Marketing and Trading..      12,793          -         **
                               ==========  =========

*    Percentages are calculated using unrounded amounts.
**   Percentages change is significant, but presentation of the amount is not meaningful.

          Electric margin increased in 1999, when compared to 1998, primarily due to higher retail sales of 3.3% resulting primarily from customer growth of approximately 2.5% offset, in part, by warmer than normal weather and the negative impact of higher 1999 accruals related to the estimated customer refund obligation (approximately $15 million) in connection with the quality of service plan refund and earnings sharing in excess of 11% return on equity (see Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data). Wholesale revenues decreased due to lower non-firm sales. Power marketing and trading activities have increased although revenues and purchased energy costs for these activities are presented net for financial reporting purposes. Activities from wholesale marketing positively contributed to electric margin, but the amount was not significant. Electric margin increased in 1998, when compared to 1997, primarily due to higher retail sales of 2.7% resulting from customer growth of approximately 1.8%.

          PSCo has cost adjustment mechanisms which recognize the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. PSCo has an ICA which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. PSCo's share of cost reductions under the ICA was approximately $3 million and $200,000 in 1999 and 1998, respectively (see Note
10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data).

          Fuel used in generation expense increased approximately $19.2 million during 1999 and $13.5 million during 1998, as compared to the respective prior year, primarily due to increased generation levels at PSCo's power plants. The increased generation primarily came from the additional combustion turbine capacity installed at Fort St. Vrain which began operations in June 1999.

          Purchased power expense decreased approximately $114.5 million during 1999, as compared to 1998, primarily due to the lower non-firm power purchases resulting for non-trading activities offset, in part, by higher firm power purchases under new contracts. Purchased power expense increased approximately $105.9 million during 1998, as compared to 1997, primarily due to purchases in connection with increased wholesale marketing activities. The average cost of purchased power for non-trading activities decreased approximately 19% in 1999 and increased approximately 22% in 1998 as compared to the respective prior years.

Gas Operations

     The following table details the annual change in revenues from gas sales and gas purchased for resale as compared to the preceding year (in thousands).

                                                             Increase (Decrease) From Prior Year
                                                         -------------------------------------------
                                                                                1998
                                                                  ----------------------------------
                                                                              Cheyenne
                                                                           Natural Fuels
                                                                               WGI &
                                                          1999     PSCo       e prime        Total
                                                         -------  -------    ---------     ---------
Revenues from gas sales (including unbilled revenues)..  $14,728  $15,122    $ (91,999)    $(76,877)
Gas purchased for resale...............................   14,124   14,078      (83,112)     (69,034)
                                                         -------  -------    ---------     --------
 Net increase (decrease) in gas sales margin...........      604    1,044       (8,887)      (7,843)
Transportation.........................................    3,030    2,464         (457)       2,007
                                                         -------  -------    ---------     --------
 Increase (decrease) in gas margin.....................  $ 3,634  $ 3,508    $  (9,344)    $ (5,836)
                                                         =======  =======    =========     ========

The following table compares gas Dth deliveries by major customer classes.

                     Millions of               % Change From Prior Year *
                     -----------      -------------------------------------------
                    Dth Deliveries    1999                         1998
                    --------------    ----                  ---------------------
                                                                           PSCo
                  1999         1998                         Consolidated   Only
                  -----        -----                        ------------  -------
Residential.....   84.1         82.2   2.3%                      (5.1)%    (3.2)%
Commercial......   39.2         40.2  (2.4)                     (14.2)    (11.7)
                  -----        -----
Total sales.....  123.3        122.4   0.7                       (8.3)     (6.2)
Transportation..   93.1         90.7   2.6                        4.5      17.3
                  -----        -----
  Total.........  216.4        213.1   1.5                       (3.3)      2.5
                  =====        =====

* Percentages are calculated using unrounded amounts.

     Gas sales margin increased approximately $600,000 in 1999, compared to 1998. Gas sales increased slightly due to customer growth of approximately 3.5%, but were negatively impacted by the effects of warmer weather (approximately 8% fewer heating degree days). Higher base rates effective July 1, 1999 resulting from PSCo's 1998 rate case provided an additional $5 million in revenues which served to partially offset the negative effects of weather. PSCo's gas sales margin increased in 1998, when compared to 1997, primarily due to an increase in base revenues associated with the higher rates effective February 1, 1997, resulting from the 1996 rate case. This increase in 1998 was offset, in part, by a 6.2% decrease in PSCo's retail gas sales, which resulted from warmer weather despite a 2.8% increase in customers. Gas marketing activities by non-regulated subsidiaries favorably contributed to the gas sales margin in 1997.

     Gas transportation revenues increased approximately $3.0 million and $2.0 million, respectively, when compared to 1998 and 1997, primarily due to an increase in transport deliveries and higher transportation rates effective July 1, 1999. The increase in transport deliveries continues to be impacted by the shifting of various commercial customers to transport customers as such customers procure their unbundled gas supply from other sources.

     PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1999 and 1998, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

     Other operating and maintenance expenses decreased approximately $8.4 million during 1999 as compared to 1998 primarily due to lower administrative and general costs, including a decrease in pension and benefit costs. PSCo's net periodic pension cost has decreased over the past couple years as a result of higher investment returns and changes to actuarial assumptions. PSCo has continued to realize cost savings from the PSCo/SPS merger and minimize the impacts of higher costs to serve a growing customer base. Other operating and maintenance expenses increased approximately $12.1 million during 1998 as compared to 1997 primarily due to increased costs for electric operations, including higher distribution costs to serve new customers and a $5 million reduction in the decommissioning liability during 1997.

     Depreciation and amortization expense increased $13.5 million in 1999 and $12.5 million in 1998 primarily due to the depreciation of property additions and the higher amortization of software costs.

     Income taxes decreased $4.9 million in 1999, as compared to 1998, primarily due to the recognition of additional Colorado state tax credits, additional tax benefits related to PSR and favorable impact of deducting certain prior year severance costs. Income taxes increased $10.7 million in 1998, as compared to 1997, primarily due to higher pre-tax income and lower foreign tax credits as PSCo transferred its investment in Yorkshire Power to NCI on March 31, 1998.

Other Income and Deductions

     Other income and deductions decreased $1.5 million during 1999, when compared to 1998. On March 31, 1998, PSCo sold its common stock in NCI at net book value (approximately $292.6 million), to NC Enterprises, an intermediate holding company of NCE, and received as consideration a promissory note from NC Enterprises (see Note 3. Investment in Yorkshire Power in Item 8. Financial Statements and Supplementary Data). Approximately $13.5 million of interest income on the promissory note was recognized in 1999, compared to $14.2 million of interest income in 1998 and the recognition of equity earnings associated with PSCo's investment in Yorkshire Power of approximately $3.4 million in 1998, prior to the sale. Other income and deductions increased $3.5 million during 1998, when compared to 1997, primarily due to the absence of PSCo/SPS Merger and business integration costs and legal costs associated with various employee lawsuits. In addition, equity in earnings from Yorkshire Power decreased as a result of the sale of NCI to NC Enterprises in exchange for a promissory note, effective March 31, 1998. This decrease in equity earnings was offset, in part, by interest income recognized on the note receivable.

Interest Charges

     Interest charges and dividend requirements and redemption premium on preferred stock increased $12.5 million during 1999, when compared to 1998. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on long-term debt resulting from the April 1998 issuance of $250 million and the July 1999 issuance of $200 million of long-term debt. Additionally, in May 1998, PSCo issued $194 million of Trust Originated Preferred Securities. The proceeds were used to redeem all of PSCo's outstanding preferred stock (totaling $181.8 million) in June 1998 (see Note 6. PSCo and SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures in Item 8. Financial Statements and Supplementary Data). Interest charges and dividend requirements and redemption premium on preferred stock decreased $4.3 million during 1998, when compared to 1997. Proceeds from the issuance of $250 million of long-term debt in April 1998 were used, in part, to reduce short-term debt. Higher interest costs on additional long-term debt, net of retirements, were offset, in part, by lower interest rates. Other interest expense decreased primarily due to lower short-term borrowings. The lower financing costs of the Trust Originated Preferred Securities also served to lower the costs for 1998.

Liquidity and Capital Resources

Prospective Capital Requirements

          The estimated cost as of December 31, 1999, of the construction programs of PSCo and its subsidiaries and other capital requirements for the years 2000, 2001 and 2002 are shown in the table below (in millions):

                                                            2000   2001   2002
                                                           -----  -----  -----
Electric
      Production.........................................  $ 135  $ 141  $ 135
      Transmission.......................................     23     35     27
      Distribution.......................................    136    135    130
Gas......................................................     61     43     42
General and Non-utility..................................     46     39     39
                                                           -----  -----  -----
        Total construction expenditures..................    401    393    373
Less: AFDC...............................................     10      8     10
Add: Sinking funds and debt maturities and refinancings..    131    140    138
                                                           -----  -----  -----
        Total capital requirements.......................  $ 522  $ 525  $ 501
                                                           =====  =====  =====

          The construction programs of PSCo and its subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting PSCo's long-term energy needs. In addition, PSCo's ongoing evaluation of asset acquisition and divestiture opportunities to support corporate strategies and future requirements to install emission control equipment may impact actual capital requirements (see Note 11. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements and Supplementary data).

Capital Sources

          At December 31, 1999, PSCo and its subsidiaries estimate that their 2000-2002 capital requirements, as summarized above, and the payment of common stock dividends to NCE will be met with a combination of funds from external sources and funds from operations. PSCo and its subsidiaries may meet their external capital requirements through capital contributions by NCE, the issuance of secured or unsecured long-term and short-term debt and the sale of other securities by PSCo and its subsidiaries. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of PSCo and its subsidiaries.

Item 8. Financial Statements and Supplementary Data (PSCo)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 15, 2000.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1999 and 1998

                                     ASSETS

                                                                                  1999        1998
                                                                               ----------  ----------
Property, plant and equipment, at cost:
 Electric..................................................................    $4,629,092  $4,369,134
 Gas.......................................................................     1,289,995   1,171,198
 Steam and other...........................................................        68,109      71,986
 Common to all departments.................................................       458,940     418,484
 Construction in progress..................................................       300,224     264,752
                                                                               ----------  ----------
                                                                                6,746,360   6,295,554
 Less: accumulated depreciation............................................     2,373,824   2,241,165
                                                                               ----------  ----------
  Total property, plant and equipment......................................     4,372,536   4,054,389
                                                                               ----------  ----------



Investments, at cost:
 Note receivable from affiliate (Note 3)...................................       192,620     192,620
 Other.....................................................................        12,679      22,664
                                                                               ----------  ----------
  Total investments........................................................       205,299     215,284
                                                                               ----------  ----------




Current assets:
 Cash and temporary cash investments.......................................        51,731      19,926
 Accounts receivable, less reserve for uncollectible accounts ($ 2,533 at
  December 31, 1999; $2,254  at December 31, 1998).........................       199,304     172,587
 Accrued unbilled revenues.................................................       220,330     119,856
 Recoverable purchased gas and electric energy costs.......................        42,697      62,761
 Materials and supplies, at average cost...................................        53,984      47,881
 Fuel inventory, at average cost...........................................        27,326      22,361
 Gas in underground storage, at cost (LIFO)................................        62,487      51,779
 Current portion of deferred income taxes..................................         3,532           -
 Prepaid expenses and other................................................        42,760      46,523
                                                                               ----------  ----------
  Total current assets.....................................................       704,151     543,674
                                                                               ----------  ----------




Deferred charges:
 Regulatory assets (Note 1)................................................       236,251     269,112
 Unamortized debt expense..................................................        18,892      17,874
 Other.....................................................................        51,813      77,303
                                                                               ----------  ----------
  Total deferred charges...................................................       306,956     364,289
                                                                               ----------  ----------
                                                                               $5,588,942  $5,177,636
                                                                               ==========  ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1999 and 1998

                            CAPITAL AND LIABILITIES

                                                                               1999        1998
                                                                            ----------  ----------
Common stock..............................................................  $1,414,835  $1,302,119
Retained earnings.........................................................     346,050     325,213
                                                                            ----------  ----------
  Total common equity.....................................................   1,760,885   1,627,332

PSCo obligated mandatorily redeemable preferred securities of subsidiary
 trust holding solely subordinated debentures of PSCo (Note 6)............     194,000     194,000
Long-term debt (Note 7)...................................................   1,721,959   1,643,130
                                                                            ----------  ----------
                                                                             3,676,844   3,464,462
                                                                            ----------  ----------

Noncurrent liabilities:
 Employees' postretirement benefits other than pensions (Note 13).........      51,080      55,537
 Employees' postemployment benefits (Note 13).............................      26,229      27,195
                                                                            ----------  ----------
  Total noncurrent liabilities............................................      77,309      82,732
                                                                            ----------  ----------

Current liabilities:
 Notes payable and commercial paper (Note 8)..............................     356,192     402,795
 Long-term debt due within one year.......................................     132,823      44,481
 Accounts payable.........................................................     336,891     226,712
 Dividends payable........................................................      44,575      46,461
 Recovered electric energy costs..........................................      11,873           -
 Customers' deposits......................................................      24,370      23,902
 Accrued taxes............................................................      67,030      57,848
 Accrued interest.........................................................      44,034      36,729
 Current portion of accumulated deferred income taxes (Note 14)...........           -       8,142
 Other....................................................................      91,067      68,729
                                                                            ----------  ----------
  Total current liabilities...............................................   1,108,855     915,799
                                                                            ----------  ----------

Deferred credits:
 Customers' advances for construction.....................................      54,826      54,260
 Unamortized investment tax credits.......................................      89,286      94,459
 Accumulated deferred income taxes (Note 14)..............................     555,829     538,581
 Other....................................................................      25,993      27,343
                                                                            ----------  ----------
  Total deferred credits..................................................     725,934     714,643
                                                                            ----------  ----------

Commitments and contingencies (Notes 10 and 11)...........................
                                                                            ----------  ----------
                                                                            $5,588,942  $5,177,636
                                                                            ==========  ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                (Thousands of Dollars, Except Share Information)
                           December 31, 1999 and 1998

                                                                                                 1999         1998
                                                                                              -----------  -----------
Common shareholder's equity:
   Common stock, $0.01 par value, authorized and outstanding 100 shares in 1999 and 1998....   $       -   $        -
   Paid in capital..........................................................................   1,414,835    1,302,119
   Retained earnings........................................................................     346,050      325,213
                                                                                              ----------   ----------
     Total common shareholder's equity......................................................   1,760,885    1,627,332
                                                                                              ----------   ----------

Preferred stock (Note 5):
     $0.01 par value, 10 million shares authorized, no shares outstanding...................           -            -
                                                                                              ----------   ----------

PSCo obligated mandatorily redeemable preferred securities of subsidiary
 trust holding solely subordinated debentures of PSCo (Note 6)..............................     194,000      194,000

Long-term debt (Note 7):
Public Service Company of Colorado:
   First Mortgage Bonds
     6% due January 1, 2001.................................................................     102,667      102,667
     6% due April 15, 2003..................................................................     250,000      250,000
     8-1/8% due March 1, 2004...............................................................     100,000      100,000
     Pollution Control Series A and B, 5-7/8% due March 1, 2004.............................           -       21,500
     6-3/8% due November 1, 2005............................................................     134,500      134,500
     7-1/8% due June 1, 2006................................................................     125,000      125,000
     Pollution Control Series G, 5-5/8% due April 1, 2008...................................      18,000       18,000
     Pollution Control Series F, 7-3/8% due November 1, 2009................................           -       27,250
     Pollution Control Series G, 5-1/2% due June 1, 2012....................................      50,000       50,000
     Pollution Control Series G, 5-7/8% due April 1, 2014...................................      61,500       61,500
     9-7/8% due July 1, 2020................................................................      70,000       75,000
     8-3/4% due March 1, 2022...............................................................     148,000      150,000
     7-1/4% due January 1, 2024.............................................................     110,000      110,000
     Pollution Control Series 1999, 5.1% due January 1, 2019................................      21,500            -
     Pollution Control Series 1999, 5.1% due January 1, 2019................................      27,250            -
   Unsecured Senior A Notes
     6-7/8% due July 15, 2009...............................................................     200,000            -
   Secured Medium-Term Notes, Series A and B, 6.02% - 9.25%,
     due March 15, 1999 - March 5, 2007.....................................................     256,500      296,500
   Unamortized discount.....................................................................      (6,998)      (4,616)
   Capital lease obligations, 6.68% -11.21% due in installments through May 31, 2025........      56,565       39,555
                                                                                              ----------   ----------
                                                                                               1,724,484    1,556,856
                                                                                              ----------   ----------

PS Colorado Credit Corporation, Inc.:
   Unsecured Medium-Term Notes, Series A,
     5.86%  due  May 30, 2000..............................................................      100,000      100,000

1480 Welton, Inc.:
   13.25% secured promissory note, due in installments through October 1, 2016.............       30,298       30,755
                                                                                              ----------   ----------
                                                                                               1,854,782    1,687,611
Less:  maturities due within one year......................................................      132,823       44,481
                                                                                              ----------   ----------
       Total long-term debt................................................................    1,721,959    1,643,130
                                                                                              ----------   ----------

Total capitalization.......................................................................   $3,676,844   $3,464,462
                                                                                              ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)
                  Years ended December 31, 1999, 1998 and 1997


                                                                                                 1999         1998         1997
                                                                                              -----------  -----------  -----------
Operating revenues:
   Electric.................................................................................  $1,561,052   $1,635,573   $1,475,061
   Gas......................................................................................     657,822      640,064      714,934
   Other....................................................................................       8,082        8,449       11,356
                                                                                              ----------   ----------   ----------
                                                                                               2,226,956    2,284,086    2,201,351

Operating expenses:
   Fuel used in generation..................................................................     231,376      212,184      198,706
   Purchased power..........................................................................     475,100      589,637      483,767
   Gas purchased for resale.................................................................     394,678      380,554      449,588
   Other operating and maintenance expenses.................................................     394,901      403,292      391,177
   Depreciation and amortization............................................................     194,365      180,913      168,451
   Taxes (other than income taxes)..........................................................      84,456       83,994       81,496
   Income taxes (Note 14)...................................................................      96,574      101,494       90,813
                                                                                              ----------   ----------   ----------
                                                                                               1,871,450    1,952,068    1,863,998
                                                                                              ----------   ----------   ----------
Operating income............................................................................     355,506      332,018      337,353

Other income and deductions:
   Interest income (Note 16)................................................................      18,719       16,618        2,829
   Equity in earnings of Yorkshire Power (Note 3)...........................................           -        3,446       34,926
   PSCo/SPS merger expenses.................................................................           -          418      (18,661)
   Miscellaneous income and deductions - net................................................     (13,786)     (14,083)     (16,203)
                                                                                              ----------   ----------   ----------
                                                                                                   4,933        6,399        2,891

Interest charges:
   Interest on long-term debt...............................................................     125,106      120,082      118,438
   Other interest...........................................................................      26,525       20,849       24,117
   Allowance for borrowed funds used during construction....................................     (10,657)     (12,328)      (6,353)
   Dividends on PSCo obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely subordinated debentures of PSCo (Note 6)................      15,200        9,711            -
                                                                                              ----------   ----------   ----------
                                                                                                 156,174      138,314      136,202
                                                                                              ----------   ----------   ----------

Income before extraordinary item............................................................     204,265      200,103      204,042
Extraordinary item - U.K. windfall tax (Note 3).............................................           -            -     (110,565)
                                                                                              ----------   ----------   ----------
Net income..................................................................................     204,265      200,103       93,477
Dividend requirements and redemption premium on preferred stock.............................           -        5,332       11,752
                                                                                              ----------   ----------   ----------
Earnings available for common stock.........................................................  $  204,265   $  194,771   $   81,725
                                                                                              ==========   ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
               (Thousands of Dollars, Except Share Information)
                 Years ended December 31, 1999, 1998 and 1997

                                                                                                   Accumulated
                                                                                                      Other
                                                Common Stock, (1)            Paid      Retained    Comprehensive
                                                -----------------
                                                Shares         Amount     in Capital   Earnings       Income         Total
                                           ----------------   ---------   ----------   ---------   -------------   ----------
Balance at January 1, 1997...............        64,818,759     324,094      724,353     389,841               -    1,438,288
Comprehensive income:
 Net income..............................                 -           -            -      93,477               -       93,477
 Foreign currency translation
  adjustment.............................                 -           -            -           -           4,142        4,142
                                                                                                                   ----------
   Comprehensive income (Note 1).........                                                                              97,619
Dividends declared:
 Common stock, prior to
   August 1, 1997 Merger.................                 -           -            -     (76,202)              -      (76,202)
 Common stock, to NCE....................                 -           -            -     (76,093)              -      (76,093)
 Preferred stock, $100 par value.........                 -           -            -      (8,803)              -       (8,803)
 Preferred stock, $25 par value..........                 -           -            -      (2,940)              -       (2,940)
Issuance of common stock:
 Employees' Savings Plan.................           250,058       1,250        8,518           -               -        9,768
 Dividend Reinvestment Plan..............           488,224       2,441       16,899           -               -       19,340
 Incentive Compensation Plan.............            40,404         202          993           -               -        1,195
Merger with SPS:
 Exchange of common stock for
   NCE stock.............................       (65,597,345)   (327,987)     327,987           -               -            -
 Dividend of subsidiaries' stock
   to NCE................................                 -           -      (49,912)          -               -      (49,912)
Contribution of capital by NCE (Note 5)..                 -           -      273,300           -               -      273,300
Other....................................                 -           -          (19)          -               -          (19)
                                           ----------------   ---------   ----------   ---------   -------------   ----------

Balance at December 31, 1997.............               100           -    1,302,119     319,280           4,142    1,625,541
Comprehensive income:
 Net income..............................                 -           -            -     200,103               -      200,103
 Foreign currency translation
  adjustment.............................                 -           -            -           -           5,260        5,260
 Sale of NCI to NC Enterprises...........                 -           -            -           -          (9,402)      (9,402)
                                                                                                                   ----------
    Comprehensive income (Note 1)........                                                                             195,961
Dividends declared Common stock,
   to NCE................................                 -           -            -    (188,845)              -     (188,845)
 Preferred stock, $100 par value.........                 -           -            -      (4,166)              -       (4,166)
 Preferred stock, $25 par value..........                 -           -            -      (1,166)              -       (1,166)
Other....................................                 -           -            -           7               -            7
                                           ----------------   ---------   ----------   ---------   -------------   ----------

Balance at December 31, 1998.............               100           -    1,302,119     325,213               -    1,627,332
Net income-Comprehensive income..........                 -           -            -     204,265               -      204,265
Dividends declared
 Common stock, to NCE....................                 -           -            -    (183,428)              -     (183,428)
Contribution of capital by NCE (Note 5)..                 -           -      109,372           -               -      109,372
Contribution of subsidiary's stock by
 NCE (Note 1)............................                 -           -        3,344           -               -        3,344
                                           ----------------   ---------   ----------   ---------   -------------   ----------

Balance at December 31, 1999.............               100   $       -   $1,414,835   $ 346,050         $     -   $1,760,885
                                           ================   =========   ==========   =========   =============   ==========

(1) Authorized shares of common stock were 100 at December 31, 1999 and 1998 and 1997. Common stock, par value was $5 through September 18, 1997. Effective September 19, 1997, common stock, par value was changed to $0.01.

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                 Years ended December 31, 1999, 1998 and 1997

                                                                              1999        1998        1997
                                                                           ----------  ----------  ----------
Operating activities:
 Net income..............................................................  $ 204,265   $ 200,103   $  93,477
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Extraordinary item - U.K. windfall tax (Note 3).......................          -           -     110,565
   Depreciation and amortization.........................................    202,634     186,620     173,047
   Amortization of investment tax credits................................     (5,173)     (4,896)     (5,219)
   Deferred income taxes.................................................     15,817       7,092      37,390
   Equity in earnings of Yorkshire Power.................................          -      (3,446)    (34,926)
   Allowance for equity funds used during construction...................          -           -           6
   Change in accounts receivable.........................................    (25,687)     21,540     (15,378)
   Change in inventories.................................................    (21,298)     (6,553)     (2,163)
   Change in other current assets........................................    (76,633)      7,937     (52,914)
   Change in accounts payable............................................    109,870       9,148      (5,413)
   Change in other current liabilities...................................     50,749      22,957     (15,870)
   Change in deferred amounts............................................     26,505     (18,289)    (21,913)
   Change in noncurrent liabilities......................................     (5,423)       (995)      3,367
   Other.................................................................          -           -        (144)
                                                                           ---------   ---------   ---------
    Net cash provided by operating activities............................    475,626     421,218     263,912

Investing activities:
 Construction expenditures...............................................   (567,282)   (504,727)   (352,273)
 Allowance for equity funds used during construction.....................          -           -          (6)
 Proceeds from disposition of property, plant and equipment..............     92,861       9,102       3,187
 Investment in Yorkshire Power (Note 3)..................................          -           -    (362,342)
 Payment received on note receivable from NC Enterprises (Note 3)........          -     100,000           -
 Contribution of subsidiary from NCE (Note 1)............................        344           -           -
 Transfer of subsidiaries to NCE (Note 1)................................          -           -      (2,229)
 Purchase of other investments...........................................     (2,550)     (1,345)    (19,224)
 Sale of other investments...............................................     12,952       4,101      11,162
                                                                           ---------   ---------   ---------
    Net cash used in investing activities................................   (463,675)   (392,869)   (721,725)

Financing activities:
 Contribution of capital by NCE..........................................    109,372           -     273,300
 Proceeds from sale of common stock (Note 5).............................          -           -      20,517
 Proceeds from sale of PSCo obligated manadatorily redeemable preferred
  securities (Note 6)....................................................          -     187,700           -
 Proceeds from sale of long-term debt (Note 7)...........................    242,846     347,025     412,220
 Redemption of long-term debt............................................    (99,928)   (257,737)   (205,550)
 Short-term borrowings - net.............................................    (47,121)     66,195     127,530
 Redemption of preferred stock...........................................          -    (181,824)       (665)
 Dividends on common stock (Notes 5 and 16)..............................   (185,315)   (180,430)   (148,279)
 Dividends and redemption premium on preferred stock.....................          -      (8,261)    (11,757)
                                                                           ---------   ---------   ---------
    Net cash provided by (used in) financing activities..................     19,854     (27,332)    467,316
                                                                           ---------   ---------   ---------
    Net increase in cash and temporary cash investments..................     31,805       1,017       9,503
    Cash and temporary cash investments at beginning of year.............     19,926      18,909       9,406
                                                                           ---------   ---------   ---------
    Cash and temporary cash investments at end of year...................  $  51,731   $  19,926   $  18,909
                                                                           =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (SPS)

Competition and Corporate Overview

          The following narrative analysis discusses SPS's results of operations comparing the years ending December 31, 1999, 1998 and 1997. Effective with the PSCo/SPS Merger on August 1, 1997, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by SPS of all of the outstanding common stock of such subsidiaries at net book value to NC Enterprises, an intermediate holding company of NCE. The 1997 statements of income and cash flows reflect the results of operations of Quixx and UE through July 31, 1997.

          Electric restructuring legislation was passed in Texas and New Mexico during 1999. Overall, in these states, retail competition and customer choice is expected to be available to most customers by January 1, 2002. In early January 2000, SPS filed its business separation plan in Texas for the unbundling of business activities into power generation, transmission and distribution and retail electric provider services. SPS is diligently working to satisfy the conflicting legislative and regulatory requirements of Texas and New Mexico in developing its transition plans. Major issues include market power, divestiture of generation capacity, transmission constraints, legal separation, refinancing of securities, implementing procedures to govern affiliate transactions, investments in information technology and the pricing of unbundled services, all of which have significant financial implications. SPS can not predict the outcome of these proceedings at this time. As these issues are addressed in 2000 and sufficient details are available to reasonably determine how this transition will affect the portions of the businesses whose pricing is being deregulated, SPS may discontinue applying regulatory accounting for those businesses. The resolution of these matters may have a significant impact on the financial position, results of operations and cash flows of SPS (see Note
10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data).

          Information has been presented where meaningful, however, certain information has been omitted pursuant to General Instructions I(2)(a). Discussion related to Commitments and Contingencies is covered within NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations. See Forward Looking Information.

Earnings Available for Common Stock

          Earnings available for common stock were $102.7 million, $115.0 million and $75.6 million during 1999, 1998 and 1997, respectively. The decrease in 1999 earnings was primarily due to lower retail sales, resulting from the effects of milder weather during the current year and the absence of a FERC rate case settlement recognized in 1998. The increase in 1998 earnings was primarily due to higher electric sales, lower operation and maintenance expenses, the recognition of merger and business integration costs during 1997 and the write-off of Quixx's and UE's investment in the Carolina Energy Project in 1997.

Electric Operations

     Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the annual change in electric operating revenues and energy costs as compared to the preceding fiscal year (in thousands):


                                                                                      Increase (Decrease) From Prior Year
                                                                                      -----------------------------------
                                                                                             1999           1998
                                                                                             ----           ----
Electric operating revenues:
 Retail.....................................................................               $(85,495)       $ 21,513
 Wholesale..................................................................                (19,496)         15,350
 Other (including unbilled revenues)........................................                 79,741         (46,031)
                                                                                           --------        --------
  Total revenues............................................................                (25,250)         (9,168)
Fuel used in generation.....................................................                (45,502)        (40,972)
Purchased power.............................................................                 38,319           8,654
                                                                                           --------        --------
  Net (decrease)increase in electric margin.................................               $(18,067)       $ 23,150
                                                                                           ========        ========

The following table compares electric Kwh sales by major customer classes.

                                                                              Millions of Kwh Sales   % Change From Prior Year*
                                                                              ---------------------   ------------------------
                                                                                1999         1998       1999            1998
                                                                               ------      -------     -----            ----
Residential.................................................................    2,972        3,169      (6.2)%           6.1%
Commercial and Industrial...................................................   10,786       11,418      (5.5)            2.6
Public Authority............................................................      521          630     (17.2)            8.1
                                                                               ------      -------
  Total Retail..............................................................   14,279       15,217      (6.2)            3.6
Wholesale...................................................................    8,465        8,075       4.8            15.3
                                                                               ------      -------
Total.......................................................................   22,744       23,292      (2.4)            7.3
                                                                               ======      =======

* Percentages are calculated using unrounded amounts.

     Electric operating revenues decreased $25.3 million or 2.7% in 1999 when compared to 1998, primarily due to lower retail Kwh sales (6.2%), lower revenues related to the recovery of fuel costs (totaling approximately $68.9 million) and the $16.9 million settlement for a 1985 FERC rate case settlement recorded in 1998 (see Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data.). Higher unbilled revenue of $41.4 million and higher deferred fuel revenue of approximately $51.4 million offset these decreases.
The decrease in Kwh sales was primarily the result of the hot dry weather which occurred in the summer of 1998 serving to increase air conditioning and irrigation loads in 1998. A portion of the decrease in Kwh sales resulted from a change in the billing cycle of various customers, which is offset by the higher level of unbilled revenues.

     Electric operating revenues decreased $9.2 million or 1.0% in 1998, when compared to 1997, primarily due to lower deferred fuel revenues attributable to the pass through to customers of lower fuel costs, the recognition in 1997 of revenues associated with the anticipated recovery of the Thunder Basin judgment and rate reductions for guaranteed PSCo/SPS Merger savings, $5.8 million in 1998, compared to $1.5 million in 1997. This decrease was offset, in part, by higher electric sales due to the hot dry weather during the summer of 1998 and a 1.4% increase in customer growth and additional revenues of approximately $16.9 million recorded in connection with the settlement of the 1985 FERC rate case as discussed above.

     Fuel used in generation expense decreased $45.5 million or 10.5% in 1999, when compared to 1998, primarily due to lower coal and gas costs for the current period and a 5.2% decrease in generation levels with an increase in purchased power to supply required service to retail customers. The decrease in coal costs is primarily due to negotiations with a new supplier in mid-1998 and lower transportation costs. Cost of natural gas used in other generation decreased $3.9 million during 1999 primarily due to lower generation at Maddox Station combustion turbine unit and more efficiencies incorporated at Cunningham Station combustion turbine unit.

     Fuel used in generation expense decreased $41.0 million or 8.7% in 1998, when compared to 1997, primarily due to lower prices of coal and natural gas offset, in part, by increased generation levels required to serve retail and wholesale customers. The decrease in coal costs was primarily due to the expiration of a coal supply contract in 1997 and negotiation with a new supplier in mid-1998 and lower transportation costs. The cost of natural gas increased due to generation at the new Cunningham Station combustion turbine unit which came on-line May 1998.

     Purchased power increased $38.3 million in 1999 when compared to 1998, due to an increase in capacity costs of $17.7 million related to new purchase power contracts and an increase in wholesale purchases from utilities. Purchased power increased $8.7 million during 1998, when compared to the same period in 1997, primarily due to an increase in spot market prices and an increase in demand requirements resulting from increased wholesale and retail sales. SPS generates substantially all of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS purchases low-cost non-firm energy when available and as needed to meet customer requirements.

     SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1999 and 1998, when compared to the respective preceding year, had little impact on net income. The recovery of fuel and purchase power costs is discussed further in Note 10. Regulatory Matters in Item 8. Financial Statements and Supplementary Data.

Other Operating Revenues

     Other operating revenues decreased $18.9 million in 1998, when compared to 1997, due to the August 1, 1997, sale of Quixx and UE, as discussed above. Other operating revenues in 1997 include only seven months of Quixx and UE operations.

Non-Fuel Operating Expenses

     Other operating and maintenance remained flat in 1999 when compared to 1998, primarily due to lower pension and benefit costs offset by higher operating and maintenance costs. Operating and maintenance costs increased in 1999 primarily due to new long term transmission contracts, increased wholesale activity, increased tree trimming costs after the January 1999 ice storm and higher maintenance costs at Maddox combustion turbine Station. Other operating and maintenance expenses decreased $28.1 million in 1998 as compared to 1997. Excluding the seven months of expenses recognized in 1997 for UE and Quixx and the $12.1 million Thunder basin judgement costs, other operating and maintenance expenses decreased $2.4 million. This decrease is primarily due to lower maintenance costs at the Company's power plants and a decrease in employee benefit costs.

     Depreciation and amortization expense decreased $2.6 million in 1999, and increased $8.3 million in 1998, primarily due to $7.6 million of additional depreciation expense recorded in 1998, in connection with the settlements related to the 1985 FERC rate case and the depreciation of property additions.

     Income taxes decreased $6.3 million in 1999 and increased $16.9 million in 1998, as compared to the prior year, primarily due to changes in pre-tax income.

Other Income and Deductions

     Other income and deductions-net increased $1.8 million in 1999, as compared to 1998, primarily due to the absence of PSCo/SPS Merger and business integration expenses in 1999 ($1.2 million expensed in 1998). Other income and deductions increased $34.2 million in 1998, as compared to 1997, primarily due to the 1997 write-off of the investments in the Carolina Energy Project, which totaled approximately $16.1 million (see Note 4. Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data), the lower PSCo/SPS Merger and business integration expenses in 1998 ($14.2 million) and lower income and deductions attributable to Quixx and UE. Higher interest income was recognized in 1998 related to the note receivable from NC Enterprises for the sale of Quixx and UE.

Interest Charges

     Interest charges increased $3.1 million in 1999, as compared to 1998, primarily due to higher long-term debt costs, resulting from the issuance of $100 million in new debt in March of 1999 and a decrease in the allowance for funds used during construction of approximately $2.3 million resulting from higher allowance for funds used during construction-equity ($1.0 million). The new debt issuance was used in part to pay down short-term borrowings, thus lowering other interest expense ($2.7 million), pending the retirement of $90 million of long-term debt in December 1999. Interest charges increased $1.2 million in 1998 primarily due to higher interest costs on short-term debt used for general corporate requirements.

Liquidity and Capital Resources

Prospective Capital Requirements

     The estimated cost as of December 31, 1999, of the construction programs of SPS and other capital requirements for the years 2000, 2001 and 2002 are shown in the table below (in millions):

                                                            2000   2001   2002
                                                           -----  -----  -----
Electric
   Production............................................  $  27  $  23  $  28
   Transmission..........................................     34     57     69
   Distribution..........................................     22     25     28
General..................................................      8      7      7
                                                           -----  -----  -----
   Total construction expenditures.......................     91    112    132
Less: AFDC...............................................      4      4      1
Add: Sinking funds and debt maturities and refinancings..      -      4      4
                                                           -----  -----  -----
Total capital requirements...............................  $  87  $ 112  $ 135
                                                           =====  =====  =====

     The construction programs of SPS are subject to continuing review and modification. The capital requirements for the electric transmission primarily represent the construction of the tie line to connect SPS' and PSCo's systems. In particular, actual construction expenditures may vary from the estimates due to deregulation and changes in electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting SPS's long-term energy needs. In addition, SPS's ongoing evaluation of asset acquisition and divestiture opportunities to support corporate strategies and future requirements to address restructuring and to install emission control equipment may impact actual capital requirements (see
Note 10. Regulatory Matters and Note 11. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements and Supplementary data).

Capital Sources

     At December 31, 1999, SPS estimates that its 2000-2002 capital requirements, as summarized above, and the payment of common stock dividends to NCE will be met with a combination of funds from external sources and funds from operations. SPS may meet its external capital requirements through capital contributions by NCE, the issuance of secured or unsecured long-term and short-term debt, and the sale of other securities. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of SPS.

Item 8. Financial Statements and Supplementary Data (SPS)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (a New Mexico corporation) as of December 31, 1999 and 1998, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 15, 2000.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                                BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1999 and 1998

                                    ASSETS

                                                                             1999        1998
                                                                          ----------  ----------
Property, plant and equipment, at cost:
 Electric...............................................................  $2,802,077  $2,665,115
 Construction in progress...............................................      95,477     121,407
                                                                          ----------  ----------
                                                                           2,897,554   2,786,522
 Less: accumulated depreciation.........................................   1,123,739   1,057,183
                                                                          ----------  ----------
  Total property, plant and equipment...................................   1,773,815   1,729,339
                                                                          ----------  ----------

Investments, at cost:
 Notes receivable from affiliate (Note 1)...............................     119,036     119,036
 Other..................................................................       5,946       5,591
                                                                          ----------  ----------
  Total investments.....................................................     124,982     124,627
                                                                          ----------  ----------

Current assets:
 Cash and temporary cash investments....................................       1,532       1,350
 Accounts receivable, less reserve for uncollectible accounts ($682 at
  December 31, 1999; $1,695 at December 31, 1998).......................      83,928      76,190
 Accrued unbilled revenues..............................................      44,631       9,373
 Recoverable electric energy costs......................................       1,948           -
 Materials and supplies, at average cost................................      18,035      16,970
 Fuel inventory, at average cost........................................       2,292       2,293
 Current portion of accumulated deferred income taxes (Note 14).........          70       6,113
 Prepaid expenses and other.............................................       4,254       5,248
                                                                          ----------  ----------
  Total current assets..................................................     156,690     117,537
                                                                          ----------  ----------

Deferred charges:
 Regulatory assets (Note 1).............................................     101,419     111,971
 Prepaid pension asset..................................................      40,087      24,611
 Unamortized debt expense...............................................       9,605       8,767
 Other..................................................................      12,778      13,012
                                                                          ----------  ----------
  Total deferred charges................................................     163,889     158,361
                                                                          ----------  ----------
                                                                          $2,219,376  $2,129,864
                                                                          ==========  ==========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                                BALANCE SHEETS
                            (Thousands of Dollars)
                          December 31, 1999 and 1998

                            CAPITAL AND LIABILITIES

                                                                               1999        1998
                                                                            ----------  ----------
Common stock..............................................................  $  353,099  $  348,402
Retained earnings.........................................................     408,284     389,818
                                                                            ----------  ----------
  Total common equity.....................................................     761,383     738,220

SPS obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debentures of SPS (Note 6)..     100,000     100,000
Long-term debt (Note 7)...................................................     605,875     530,618
                                                                            ----------  ----------
                                                                             1,467,258   1,368,838
                                                                            ----------  ----------

Noncurrent liabilities:
 Employees' postretirement benefits other than pensions (Note 13).........       6,086       5,941
 Employees' postemployment benefits (Note 13).............................       4,940       3,571
                                                                            ----------  ----------
  Total noncurrent liabilities............................................      11,026       9,512
                                                                            ----------  ----------

Current liabilities:
 Notes payable and commercial paper (Note 8)..............................     177,746      85,162
 Note payable to affiliates (Note 8)......................................           -       9,000
 Long-term debt due within one year.......................................           -      90,113
 Accounts payable.........................................................      76,560      64,275
 Dividends payable........................................................      20,963      20,007
 Recovered electric energy costs..........................................           -      18,760
 Customers' deposits......................................................       5,833       5,904
 Accrued taxes............................................................      23,486      37,646
 Accrued interest.........................................................      17,223      12,273
 Other....................................................................      26,857      18,011
                                                                            ----------  ----------
  Total current liabilities...............................................     348,668     361,151
                                                                            ----------  ----------

Deferred credits:
 Unamortized investment tax credits.......................................       4,969       5,219
 Accumulated deferred income taxes (Note 14)..............................     376,245     380,655
 Other....................................................................      11,210       4,489
                                                                            ----------  ----------
  Total deferred credits..................................................     392,424     390,363
                                                                            ----------  ----------


Commitments and contingencies (Notes 10 and 11)...........................
                                                                            ----------  ----------
                                                                            $2,219,376  $2,129,864
                                                                            ==========  ==========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                         STATEMENTS OF CAPITALIZATION
             (Thousands of Dollars, Except Per Share Information)
                          December 31, 1999 and 1998



                                                                                                       1999         1998
                                                                                                    ----------   ----------
Common shareholder's equity:
 Common stock, $1 par value, authorized 200 shares in 1999 and in 1998,
  outstanding 100 shares in 1999 and in 1998......................................................  $        -   $        -
 Paid in capital..................................................................................     353,099      348,402
 Retained earnings................................................................................     408,284      389,818
                                                                                                    ----------   ----------
  Total common shareholder's equity...............................................................     761,383      738,220
                                                                                                    ----------   ----------

Preferred stock (Note 5):
 $1 par value, 10 million shares authorized, no shares outstanding................................           -            -

SPS obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
 subordinated debentures of SPS, 4 million shares outstanding, 7.85% (Note 5).....................     100,000      100,000
                                                                                                    ----------   ----------

Long-term debt (Note 6):
First Mortgage Bonds:
 6-7/8% due December 1, 1999......................................................................           -       90,000
 7-1/4% due July 15, 2004.........................................................................     135,000      135,000
 6-1/2% due March 1, 2006.........................................................................      60,000       60,000
 8-1/4% due July 15, 2022.........................................................................      36,000       40,000
 8-1/5% due December 1, 2022......................................................................      89,000      100,000
 8-1/2% due February 15, 2025.....................................................................      60,267       70,000
Unsecured Senior A Notes:
 6.2% due March 1, 2009...........................................................................     100,000            -
Pollution control obligations, securing pollution control revenue bonds:
 Not collateralized by First Mortgage Bonds:
  5.2% (converted to fixed rate at June 9, 1999 and variable rate of 4.30% at December 31, 1998)
   due July 1, 2011...............................................................................      44,500       44,500
  Variable rate (4.70% and 4.15% effective December 31, 1999 and 1998), due July 1, 2016..........      25,000       25,000
  5-3/4% series, due September 1, 2016............................................................      57,300       57,300
 Less: funds held by Trustee......................................................................        (168)        (168)
Other.............................................................................................           -          112
Unamortized discount and premium-net..............................................................      (1,024)      (1,013)
                                                                                                    ----------   ----------
                                                                                                       605,875      620,731
Less: maturities due within one year..............................................................           -       90,113
                                                                                                    ----------   ----------
  Total long-term debt............................................................................     605,875      530,618
                                                                                                    ----------   ----------

Total capitalization..............................................................................  $1,467,258   $1,368,838
                                                                                                    ==========   ==========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                             STATEMENTS OF INCOME
                            (Thousands of Dollars)
                 Years ended December 31, 1999, 1998 and 1997

                                                                                1999       1998       1997
                                                                              ---------  ---------  ---------
Operating revenues:
 Electric...................................................................  $925,937   $951,187   $960,355
 Other......................................................................         -          -     18,928
                                                                              --------   --------   --------
                                                                               925,937    951,187    979,283

Operating expenses:
 Fuel used in generation....................................................   386,625    432,127    473,099
 Purchased power............................................................    61,474     23,155     14,501
 Other operating & maintenance expenses.....................................   138,429    138,679    166,761
 Depreciation and amortization (Note 10)....................................    75,946     78,592     70,331
 Taxes (other than income taxes)............................................    49,290     47,259     46,515
 Income taxes (Note 14).....................................................    59,399     65,696     48,795
                                                                              --------   --------   --------
                                                                               771,163    785,508    820,002
                                                                              --------   --------   --------
Operating income............................................................   154,774    165,679    159,281

Other income and deductions:
 Interest income (Note 16)..................................................     9,633      9,616      4,579
 PSCo/SPS merger expenses...................................................         -     (1,208)   (15,427)
 Write-off of investment in Carolina Energy Project (Note 4)................         -          -    (16,052)
 Miscellaneous income and deductions - net..................................      (263)      (797)       298
                                                                              --------   --------   --------
                                                                                 9,370      7,611    (26,602)

Interest charges:
 Interest on long-term debt.................................................    50,018     46,471     46,356
 Other interest.............................................................     6,256      8,925      7,444
 Allowance for borrowed funds used during construction......................    (2,689)    (4,943)    (4,546)
 Dividends on SPS obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely subordinated debentures of SPS............     7,850      7,850      7,850
                                                                              --------   --------   --------
                                                                                61,435     58,303     57,104
                                                                              --------   --------   --------

Net income..................................................................  $102,709   $114,987   $ 75,575
                                                                              ========   ========   ========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY
               (Thousands of Dollars, Except Share Information)
                  Year ended December 31, 1999, 1998 and 1997

                                                  Common Stock, $1 par value                   Retained
                                                  --------------------------
                                                    Shares         Amount     Paid in Capital  Earnings     Total
                                                    ------         ------     ---------------  --------     -----
Balance at January 1, 1997......................    40,917,908     $ 40,918        $307,484    $383,350   $731,752
Net income......................................             -            -               -      75,575     75,575
Dividends declared
  Common stock, prior to August 1, 1997 Merger..             -            -               -     (63,845)   (63,845)
  Common stock, to NCE..........................             -            -               -     (45,092)   (45,092)
Merger with PSCo
  Exchange of common shares for NCE stock.......   (40,917,808)     (40,918)         40,918           -          -
                                                   -----------   ----------        --------    --------   --------

Balance at December 31, 1997....................           100            -         348,402     349,988    698,390
Net income......................................             -            -               -     114,987    114,987
Dividends declared, common stock to NCE.........             -            -               -     (75,157)   (75,157)
                                                   -----------   ----------        --------    --------   --------

Balance at December 31, 1998....................           100            -         348,402     389,818    738,220
Net income......................................             -            -               -     102,709    102,709
Dividends declared, common stock to NCE.........             -            -               -     (84,243)   (84,243)
Contribution of capital by NCE..................             -            -           4,697           -      4,697
                                                   -----------   ----------        --------    --------   --------

Balance at December 31, 1999....................           100     $      -        $353,099    $408,284   $761,383
                                                   ===========   ==========        ========    ========   ========

Authorized shares of common stock were 200 at December 31, 1999, 1998 and 1997.

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                           STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                 Years ended December 31, 1999, 1998 and 1997

                                                                              1999        1998         1997
                                                                            ---------   ---------   ---------
Operating activities:
 Net income.............................................................    $ 102,709   $ 114,987   $  75,575
 Adjustments to reconcile net income to net
  cash provided by operating activities (Note 1):
   Depreciation and amortization........................................       78,085      83,103      76,929
   Write-off of investment in Carolina Energy Project (Note 4)..........            -           -      16,052
   Amortization of investment tax credits...............................         (250)       (250)       (250)
   Deferred income taxes................................................       15,922      (8,600)      3,587
   Allowance for equity funds used during construction..................       (1,040)          -          (5)
   Change in accounts receivable........................................       (7,738)     20,358     (39,842)
   Change in inventories................................................       (1,064)       (625)        301
   Change in other current assets.......................................      (36,212)     27,300      (3,061)
   Change in accounts payable...........................................       12,285     (43,190)     45,683
   Change in other current liabilities..................................      (19,195)     31,699     (10,000)
   Change in deferred amounts...........................................      (14,283)     30,309     (48,934)
   Change in noncurrent liabilities.....................................        1,514       3,266       1,003
   Other................................................................            -          92        (727)
                                                                            ---------   ---------   ---------
    Net cash provided by operating activities...........................      130,733     258,449     116,311

Investing activities:
 Construction expenditures..............................................     (118,834)    (92,218)   (118,550)
 Allowance for equity funds used during construction....................        1,040           -           5
 Cost of disposition of property, plant and equipment...................       (2,396)     (2,897)     (2,371)
 Proceeds from the sale of Quixx and UE, net of cash disposed (Note 1)..            -           -     (29,567)
 Purchase of other investments..........................................         (355)       (673)     (4,639)
 Sale of other investments..............................................            -         820           -
                                                                            ---------   ---------   ---------
    Net cash used in investing activities...............................     (120,545)    (94,968)   (155,122)

Financing activities:
 Proceeds from sale of long-term debt...................................       99,846           -           -
 Redemption of long-term debt...........................................     (114,846)       (179)    (14,986)
 Short-term borrowings - net............................................       83,584     (85,242)    100,564
 Contribution of capital by NCE.........................................        4,697           -           -
 Dividends on common stock (Notes 5 and 16).............................      (83,287)    (77,696)    (86,391)
                                                                            ---------   ---------   ---------
    Net cash used in financing activities...............................      (10,006)   (163,117)       (813)
                                                                            ---------   ---------   ---------
    Net increase (decrease) in cash and temporary cash investments......          182         364     (39,624)
    Cash and temporary cash investments at beginning of year............        1,350         986      40,610
                                                                            ---------   ---------   ---------
    Cash and temporary cash investments at end of year..................    $   1,532   $   1,350   $     986
                                                                            =========   =========   =========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                  NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

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

     Regulatory Assets and Liabilities

     The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. Accounting under SFAS 71 is appropriate as long as 1) rates are established by or subject to approval by independent, third party regulators, 2) rates are designed to recover an enterprise's cost-of-service and 3) in view of the demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers. The Company believes its utility subsidiaries continue to be subject to rate regulation.

     The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. While legislation has been enacted in Texas and New Mexico, there are several unresolved issues that will significantly impact how and when deregulation related to the generation portion of the business, will be implemented by SPS. It is expected that SPS will discontinue the application of SFAS 71 related to the generation portion of the business when the provisions of EITF 97-4 have been met, which may occur in the year 2000.

     In the event that a portion of a subsidiaries' operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the Company's subsidiaries could be required to write-off their regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and/or SPS's financial position, results of operations or cash flows.

     The following regulatory assets are reflected in the Company's consolidated balance sheets (in thousands):


1999                                              NCE       PSCo      SPS
                                                --------  --------  --------
Income taxes (Note 14)........................  $123,241  $ 59,011  $ 64,829
Nuclear decommissioning costs.................    63,835    63,835         -
Employees' postretirement benefits
  other than pensions (Note 13)...............    53,321    50,570     2,751
Employees' postemployment benefits (Note 13)..    23,374    23,018         -
Demand-side management costs..................    35,614    24,211    11,403
Unamortized debt reacquisition costs..........    31,492    14,284    16,671
Other.........................................     7,088     1,322     5,765
                                                --------  --------  --------
  Total.......................................  $337,965  $236,251  $101,419
                                                ========  ========  ========

1998                                              NCE       PSCo      SPS
                                                --------  --------  --------

Income taxes (Note 14)........................  $148,499  $ 69,868  $ 79,116
Nuclear decommissioning costs.................    69,490    69,490         -
Employees' postretirement benefits
  other than pensions (Note 13)...............    57,350    54,461     2,889
Employees' postemployment benefits (Note 13)..    24,888    24,416         -
Demand-side management costs..................    37,160    31,984     5,176
Unamortized debt reacquisition costs..........    33,138    15,769    16,808
Other.........................................    11,107     3,124     7,982
                                                --------  --------  --------
  Total.......................................  $381,632  $269,112  $111,971
                                                ========  ========  ========

     The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of December 31, 1999 and 1998 are reflected in rates charged to customers. The recovery of regulatory assets over the next three years is estimated to exceed $140 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein for a more detailed discussion regarding recovery periods.

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

     The Company and its subsidiaries adopted accrual accounting for postemployment benefits under SFAS 112 in 1994 (see Note 13. Employee Benefits - Postemployment Benefits). The costs of these benefits were historically recorded on a pay-as-you go basis and, accordingly, PSCo and Cheyenne recorded regulatory assets in anticipation of obtaining future rate recovery of these costs. PSCo and Cheyenne subsequently requested rate recovery of these costs on a jurisdictional basis before applicable federal and state regulatory agencies. PSCo recovered its FERC jurisdictional portion of these costs during 1996 to 1998 and Cheyenne received WPSC approval to recover its portion of these costs. PSCo requested approval to recover its Colorado retail gas jurisdictional portion ($8.9 million balance at December 31, 1995) in a 1996 retail rate case and its retail electric jurisdictional portion ($14.1 million balance at December 31, 1996) in the electric department earnings test filing for 1997. In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the regulatory asset. PSCo appealed this decision to the Denver District Court arguing the CPUC's decision was not based on substantial evidence, disregarded prior CPUC precedent allowing recovery of the amortization of similar costs, and failed to state a valid rationale to support a disallowance of these legitimate costs of service. In 1998, the CPUC approved a settlement agreement in connection with the electric department earnings test filing for 1997, which deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeals on the gas rate case. On December 16, 1999, the Denver District Court affirmed the decision by the CPUC. The District Court based its decision primarily on the absence of a provision in SFAS 112 allowing for a transition obligation to be established and amortized. PSCo believes the District Court fatally misconstrued the ratemaking significance of this fact. On January 31, 2000, PSCo filed a Notice of Appeal with the Colorado Supreme Court and expects a final decision on this matter during 2000. PSCo continues to believe that it will ultimately be allowed to recover this regulatory asset. If PSCo is unsuccessful in its appeal, all unrecoverable amounts totaling approximately $23 million will be written off.

     Certain costs associated with the DSM programs of PSCo and SPS are deferred and amortized to expense in accordance with the approved regulatory treatment. These costs will be recovered over the next five years. PSCo's costs are recoverable through the DSMCA. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis and expensed as incurred.

     Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition, or as approved by the applicable regulatory authority.

     Recovered/Recoverable Purchased Gas and Electric Energy Costs -Net

     The Company's utility subsidiaries have adjustment mechanisms in place which currently provide for the recovery of certain purchased gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred (see Note 10. Regulatory Matters).

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

Non-utility Subsidiaries and International Investments

     The Company's non-utility subsidiaries are principally involved in energy-related businesses including the following: engineering, design and construction management, non-regulated energy services, including energy marketing and trading, the management of real estate and certain life insurance policies, the financing of certain current assets of PSCo and investments in cogeneration facilities, electric wholesale generators and a foreign utility company. The Company's international investments are subject to regulation in the countries in which such investments are made (see Note 3. Investment in Yorkshire Power). Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenues, costs and expenses, which are translated at average current rates during each reporting period.

Consolidation and Financial Statement Presentation

     The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in income from its unconsolidated investments accounted for under the equity method of accounting. All significant intercompany items and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Effective August 1, 1997, following the receipt of all required state and Federal regulatory approvals, PSCo and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE. Each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock, and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. The Merger was accounted for as a pooling of interests. Effective with the PSCo/SPS Merger, certain utility and non-utility subsidiaries were transferred within NCE's common controlled subsidiaries. The common stock of Quixx and UE, former SPS subsidiaries, were transferred through the sale by SPS of the common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises in exchange for notes payable of NC Enterprises. Subsidiaries of PSCo (Cheyenne, WGI, e prime and Natural Fuels) were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises.

Revenue Recognition

     The Company's utility subsidiaries accrue for estimated unbilled revenues for services provided after the meters were last read on a cycle billing basis through the end of each month.

Risk Management

     The Company and its subsidiaries have initiated the utilization of a variety of energy contracts, both financial and commodity based, in the energy trading and energy non-trading operations to reduce their exposure to commodity price risk. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps.

     The Company and its subsidiaries adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), effective January 1, 1999. EITF 98-10 requires gains or losses resulting from market value changes on energy trading contracts to be recorded in earnings. The initial adoption of EITF 98-10 had no impact on the net income of NCE, PSCo or SPS. For the year ended December 31, 1999, NCE recognized net gains of $312,000 and PSCo recognized net losses of $206,000 for market value changes on energy trading contracts. SPS does not currently have any trading activities.

     Revenues and purchased energy costs associated with trading activities are presented net on the income statement in electric and gas revenues. Certain prior year amounts have been reclassified for comparative purposes.

     Energy contracts are also utilized by the Company and its subsidiaries in non-trading operations to reduce commodity price risk. Hedge accounting is applied only if the contract reduces the price risk of the underlying hedged item and is designated as a hedge at its inception. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized as a component of purchased power or cost of gas sold when settlement occurs. If, subsequent to the inception of the hedge, the underlying transactions are no longer likely to occur, the related gains and losses are recognized currently in income (see Note 9. Financial Instruments - Risk Management for further discussion of the Company's risk management activities).

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

     The Company's reported basic and diluted earnings per share for 1999 and 1997 were the same. The impact on 1998 reported earnings per share information is detailed below:

                                        For the year ended December 31, 1998
                                       --------------------------------------
                                          Income        Shares      Per Share
                                       (Numerator)   (Denominator)   Amount
                                       ------------  -------------  ---------
                                                   (in thousands)
Basic EPS
  Net income.........................  $   341,957        111,859   $    3.06
                                                                    =========

Effect of Dilutive Securities:
  Common stock options...............            -            149
                                       -----------        -------

Diluted EPS
  Net income and assumed conversion..  $   341,957        112,008   $    3.05
                                       ===========        =======   =========

     Approximately 2,127,550 common stock options were outstanding during 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

Income Taxes

     The Company and its subsidiaries file consolidated Federal and consolidated and separate state income tax returns. Income taxes are allocated to the subsidiaries based on separate company computations of taxable income or loss. Investment tax credits have been deferred and are being amortized over the service lives of the related property. Deferred taxes are provided on temporary differences between the financial accounting and tax bases of assets and liabilities using the tax rates which are in effect at the balance sheet date (see Note 14. Income Taxes).

Stock-based Compensation

     The Company uses the intrinsic value based method of accounting for its stock-based compensation plan (see Note 13. Employee Benefits - Incentive Compensation).

Temporary Cash Investments and Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company and its subsidiaries consider all temporary cash investments to be cash equivalents. These temporary cash investments are securities having original maturities of three months or less or having longer maturities but with put dates of three months or less. At December 31, 1999, approximately $7.5 million of cash balances are restricted for operational uses as they have been committed for investments in cogeneration projects.

     Income Taxes and Interest (Excluding Amounts Capitalized) Paid (in thousands):

NCE                                              1999      1998      1997
                                               --------  --------  --------
Income taxes.................................  $128,327  $135,776  $ 99,938
Interest.....................................  $257,621  $249,405  $230,507


PSCo                                             1999      1998      1997
                                               --------  --------  --------

Income taxes, including amounts paid to NCE..  $ 98,641  $114,340  $ 75,439
Interest.....................................  $203,105  $188,443  $172,470

SPS                                              1999      1998      1997
                                               --------  --------  --------
Income taxes, including amounts paid to NCE..  $ 51,117  $ 69,111  $ 37,752
Interest.....................................  $ 53,819  $ 55,739  $ 56,486

     Non-cash Transactions and Other:

     Shares of NCE's common stock in 1999 and 1998 and PSCo's common stock in 1997 (200,880 in 1999, 222,387 in 1998 and 250,058 in 1997), valued at the market price on date of issuance (approximately $8 million for 1999 and $10 million for 1998 and 1997), were issued to a savings plan of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years.

     Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc. (see Note 4. Acquisitions and Divestitures). The changes in current assets, current liabilities and deferred amounts for period prior to this sale are reflected in operating activities on the NCE Consolidated Condensed Statement of Cash Flows.

     Effective December 31, 1999, Natural Fuels formed two newly organized limited liability companies: Natural Fuels Company LLC ("NATCO") and Natural Station Equipment LLC ("STATCO"). The interest in STATCO was transferred to NC Enterprises. NC Enterprises then transferred 100% of the common stock of Natural Fuels to NCE by means of a declaration of a dividend of the shares of Natural Fuels, and NCE then made a capital contribution of such shares to PSCo. PSCo merged Natural Fuels into a newly formed limited liability company, Colorado Natural Fuels, LLC, with NATCO as a subsidiary.

     Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, an NCE subsidiary. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million (see Note 3. Investment in Yorkshire Power).

     Stock issuances and the dividend of subsidiaries' stock in connection with the PSCo/SPS Merger discussed above were non-cash financing and investing activities and are not reflected in the consolidated statements of cash flows.

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

     Depreciation expense, for financial accounting purposes, is computed on the straight-line basis based on the estimated service lives and costs of removal of the various classes of property. Depreciation expense, expressed as a percentage of average depreciable property, for NCE, PSCo and SPS ranged from approximately 2.7%-2.9% for the years ended December 31, 1999, 1998 and 1997. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws.

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

Gas in Underground Storage (NCE and PSCo)

     Gas in underground storage is accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of gas in underground storage at December 31, 1999 and 1998, exceeded the LIFO cost by approximately $0.4 million and $13.0 million, respectively.

Cash Surrender Value of Life Insurance Policies (NCE and PSCo)

     The following amounts related to COLI policies, issued by one major insurance company, are recorded as a component of Investments, at cost, on the consolidated balance sheets (in thousands):

                                                 1999      1998
                                               --------  --------
Cash surrender value of contracts............  $518,602  $461,752
Borrowings against contracts.................   514,504   458,104
                                               --------  --------
 Net investment in life insurance contracts..  $  4,098  $  3,648
                                               ========  ========

     Refer to Note 11. "Commitments and Contingencies", for discussion of certain tax matters.

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

2. Proposed Merger with Northern States Power Company (NCE, PSCo and SPS)

     On March 24, 1999, NCE and NSP, entered into the NCE/NSP Merger Agreement providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP. NSP will be the surviving corporation in the merger and the holding company for the combined assets and operations. NSP will be renamed Xcel Energy Inc. ("Xcel Energy"). Concurrently with the closing of the NCE/NSP Merger, NSP will contribute all of its utility assets, other than shares that it owns in subsidiaries, to a newly formed wholly-owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution. If difficulties arise in obtaining the approvals and consents required to transfer NSP's utility assets to a new utility subsidiary, NCE and NSP may negotiate a mutually acceptable alternative.

     Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at December 31, 1999, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

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

     NCE and NSP estimate regulated cost savings of approximately $1.1 billion, net of merger costs and costs to achieve the savings, in the first 10 years after the transaction is completed. Nonrecurring costs directly attributable to the NCE/NSP Merger are being deferred. Assuming the business combination is accounted for as a pooling-of-interests, these costs will be expensed upon the consummation of the NCE/NSP Merger. It is anticipated that the Company's utility subsidiaries will recover a portion of these merger costs through future rates.

     The shareholders of the Company and NSP approved the Agreement and Plan of Merger in June 1999. Additionally, consummation of the NCE/NSP Merger is subject to certain closing conditions, including, among others, approval or completion of regulatory review by certain state utility regulators, the SEC under the PUHCA, the FERC, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the NCE/NSP Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR").

     Applications or submissions to the state utility regulators, where required, and the FERC were completed in July 1999. In general, such filings propose the sharing of cost savings among customers and shareholders for up to five years. The required authorizations from the state utility regulators in Kansas, Oklahoma and Wisconsin have been obtained. In Arizona, the staff recommended approval of the NCE/NSP Merger and a final order is expected by the end of the first quarter of 2000. In New Mexico, the application was not disputed and hearings were completed in January 2000. A final order approving the NCE/NSP Merger in New Mexico is expected by the end of the first quarter of 2000. In Minnesota, agreements have been reached with various interested parties which will allow for regulatory review in March 2000 and a final order is expected by the end of the second quarter of 2000. Hearings have been scheduled during the first quarter of 2000. In Colorado, settlement agreements supporting the NCE/NSP Merger were filed with the CPUC in January 2000. A hearing was held in February 2000 and the CPUC approved the NCE/NSP Merger. A final order is pending. In North Dakota, Texas and Wyoming, orders are expected by the end of the second quarter of 2000. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings (see to Note 10. Regulatory Matters for further discussion of NCE/NSP Merger rate proceedings). In February 2000, filings required under the PUHCA were made with the SEC and as required under HSR. NCE and NSP also have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to be completed by mid-2000.

     A merger integration team, consisting of executives from each company, was formed and is overseeing merger-related activities and the future integration of operations of NCE and NSP. The senior executives and organization of Xcel Energy Inc. has been announced and merger integration plans have been submitted to the merger integration team. It is Management's intention that the combined company will begin realizing certain savings upon the consummation of the NCE/NSP Merger.

     The following unaudited summarized pro forma financial information gives effect to the NCE/NSP Merger as if it had occurred at December 31, 1999 for balance sheet information and at January 1, 1998 for income statement information. This financial information should be read in conjunction with the historical financial statements and related notes of NCE and NSP, which are included in the Annual Reports on Form 10-K of the respective companies.

     These summarized pro forma amounts do not include any of the estimated cost savings expected to result from the NCE/NSP Merger. Such cost savings, net of the costs incurred to achieve such savings and to complete the merger transaction, are subject to regulatory review and approval. However, the pro forma amounts for NCE and NSP include approximately $20 million and $25 million, respectively, of deferred nonrecurring merger costs as of December 31, 1999, mainly those directly attributable to the merger transaction. Assuming the business combination is accounted for as a pooling-of-interests, these costs will be expensed upon the consummation of the NCE/NSP Merger. The pro forma income statement information amounts do not reflect any of these costs. The pro forma balance sheet information has been adjusted to reflect a write-off of the deferred costs and a related reduction of retained earnings.

     The unaudited summarized pro forma financial information has been prepared using information provided by NSP. This information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.

Unaudited Summarized Pro Forma Balance Sheet information as of December 31, 1999 (in millions):

                                     NSP     NCE    Adjustments   Pro Forma
                                    ------  ------  -----------   ---------
Property, plant & equipment- net..  $4,451  $6,261    $ 2,087      $12,799
Current assets....................   1,034   1,027          -        2,061
Other assets......................   4,283   1,034     (2,132)       3,185
                                    ------  ------    -------      -------
  Total assets....................  $9,768  $8,322    $   (45)     $18,045
                                    ======  ======    =======      =======

Common equity.....................  $2,558  $2,733    $   (45)     $ 5,246
Preferred securities..............     305     294          -          599
Long-term debt....................   3,454   2,374          -        5,828
                                    ------  ------    -------      -------
  Total capitalization............   6,317   5,401        (45)      11,673
Current liabilities...............   1,826   1,657          -        3,483
Other liabilities.................   1,625   1,264          -        2,889
                                    ------  ------    -------      -------
  Total equity and liabilities....  $9,768  $8,322    $   (45)     $18,045
                                    ======  ======    =======      =======

          The unaudited pro forma balance sheet information at December 31, 1999 reflects reporting adjustments to conform the presentation of nonregulated property (in property, plant and equipment).

Unaudited Summarized Pro Forma Income Statement information for the years ended December 31 (in millions, except per share data):

   1999                              NSP     NCE    Adjustments   Pro Forma
                                    ------  ------  -----------   ---------
Revenues..........................  $2,869  $3,375    $   625      $ 6,869
Operating income..................     343     642        237        1,222
Net income........................     224     347          -          571
Earnings available for common.....     219     347          -          566
Basic and diluted earnings
   per share......................  $ 1.43  $ 3.01          -      $  1.70

   1998
Revenues..........................  $2,819  $3,478    $   298      $ 6,595
Operating income..................     364     651        195        1,210
Net income........................     282     342          -          624
Earnings available for common.....     277     342          -          619
Basic earnings per share..........  $ 1.84  $ 3.06                 $  1.91
Diluted earnings
   per share......................  $ 1.84  $ 3.05          -      $  1.91

     The unaudited pro forma income statement information for the years ended December 31, 1999 and 1998 reflect reporting adjustments to conform the presentation of nonregulated revenues and equity earnings in operating revenues.

3.  Investment in Yorkshire Power (NCE and PSCo)

Investment

     Yorkshire Power, a joint venture equally owned by NCI and a subsidiary of AEP, acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a U.K. regional electricity company effective April 1, 1997 for approximately $362 million. NCI accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations include 100% of Yorkshire Electricity's results since the acquisition date. NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share. Yorkshire Electricity's main business is the distribution and supply of electricity and the supply of natural gas.

     Effective March 31, 1998, PSCo sold its common stock investment in NCI to NC Enterprises, a NCE subsidiary. NCI's primary investment is Yorkshire Power. PSCo received as consideration a 20-year promissory note from NC Enterprises in the amount of approximately $292.6 million. Annual interest payments are required for the first three years followed by principal and interest payments for the remaining seventeen years. The interest rate on the note is 7.02%. In October 1998, NCE made a capital contribution of $100 million to NC Enterprises, which was used to reduce the principal balance of the promissory note to PSCo. The balance of the promissory note at December 31, 1999 and 1998 was $192.6 million. NCE intends to make additional capital contributions to NC Enterprises to provide the necessary cash flow requirements to make payments on the promissory note to PSCo.

     NCI's investment in Yorkshire Power at December 31, 1999 and 1998 was approximately $367 million and $333 million, respectively. Summarized balance sheet information for Yorkshire Power as of December 31, 1999 and 1998, is presented below (in millions):

                                                       1999    1998
                                                      ------  ------
   Assets:
     Property, plant and equipment..................  $1,666  $1,602
     Current assets.................................     450     552
     Goodwill (net).................................   1,461   1,547
     Other assets...................................     289     295
                                                      ------  ------
                                                      $3,866  $3,996
                                                      ======  ======

   Capitalization and Liabilities:
     Common shareholders' equity....................  $  725  $  655
     Long-term debt and trust preferred securities..   2,031   2,121
     Other non-current liabilities..................     442     413
     Current liabilities............................     668     807
                                                      ------  ------
                                                      $3,866  $3,996
                                                      ======  ======

     Summarized income statement information for NCE for the years ended December 31, 1999 and 1998, for NCE and PSCo for the period from the date of acquisition, April 1, 1997 to December 31, 1997 and for PSCo for the 3 months ended March 31, 1998 is presented below (in millions):

                                                       NCE
                                           ----------------------------
                                                                      PSCo
                                                               -----------------
                                             1999      1998      1997      1998
                                           --------  --------  --------   ------
Yorkshire Power:
 Operating revenues......................  $2,334.8  $2,281.7  $1,492.9   $663.2
                                           --------  --------  --------   ------

 Operating income........................     300.9     324.9     202.3     65.5
                                           --------  --------  --------   ------

 Income before extraordinary item........      89.8      76.9      69.8      6.9
                                           --------  --------  --------   ------

 Extraordinary item - U.K. windfall tax..         -         -    (221.1)       -
                                           --------  --------  --------   ------

 Net income (loss).......................  $   89.8  $   76.9  $ (151.3)  $  6.9
                                           ========  ========  ========   ======

NCI's equity in earnings (losses):
 Equity in earnings of Yorkshire Power...  $   44.9  $   38.5  $   34.9   $  3.5
 Extraordinary item - U.K. windfall tax..         -         -    (110.6)       -
                                           --------  --------  --------   ------
                                           $   44.9  $   38.5  $  (75.7)  $  3.5
                                           ========  ========  ========   ======

Distribution and Supply Price Proposals

     In August 1999, the Office of Gas and Electricity Markets ("Ofgem"), the body appointed by the U.K. government to regulate the gas and electricity industries in the U.K., published draft price proposals for the U.K.'s regional electricity distribution businesses that would be effective for the five-year period beginning April 1, 2000 and provide for price reductions of 15% to 20% in Yorkshire Power's distribution revenues.

     In October 1999, Ofgem issued an update to its August proposals which provided for a 15% reduction in Yorkshire Power's distribution revenues and a further 8% transfer of costs to Yorkshire Power's electricity supply business. Additionally, in October 1999, Ofgem issued draft electricity supply price proposals. The proposals provided for a supply price cap for domestic U.K. consumers, which would apply for two years from April 2000 until March 2002 and would not apply to small industrial and commercial customers, where the market was sufficiently competitive. These supply proposals for Yorkshire Power provided for a real price reduction of approximately 10.7% on the standard domestic tariff and a nominal price freeze from April 2001 ending in March 2002.

     In December 1999, Ofgem published its final price proposals on both the distribution and the supply businesses. The final proposals for Yorkshire Power's distribution business were substantially the same as the prior Ofgem proposals. The final proposal for Yorkshire Power's supply business differ principally from the prior proposal in that Ofgem's final proposal provided for a real price reduction of 3.6%, as compared to 10.7% in the October 1999 proposal. On December 20, 1999, Yorkshire Power indicated its intention to accept the final proposals. Yorkshire Power believes that the supply prices established in the competitive market may require Yorkshire to charge supply prices for customers it wishes to retain who are subject to supply price controls which are lower than the maximum prices established by Ofgem. If Yorkshire Power charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem.

     In response to Ofgem's final proposals and the increasing competition in the supply business, Yorkshire Power's management announced on January 18, 2000 the adoption of an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditures, staff reductions, outsourcing of certain functions and consolidations of facilities. Yorkshire Power intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the impact of the future final distribution and supply price reductions. Should Yorkshire Power be unable to reduce costs or grow revenues to the extent required to offset the effect of the price proposals, the Company's equity earnings from its investment in Yorkshire Power will be reduced, which could be significant, in comparison to its current level of earnings. Additionally, earnings continue to be impacted by the changes in the pricing and purchase of bulk electric power. Future earnings during the first and fourth quarter of 2000 are expected to exceed the second and third quarter earnings.

Investment in Ionica and Sale of Generation

     In the second quarter of 1998, Yorkshire Power recognized an impairment of its investment in Ionica, a wireless telecommunications company, upon the May 1998, announcement by Ionica that negotiations for release of lines of credit from existing providers of bank finance had been unsuccessful. In November 1998, Ionica was placed into receivership and an administrator was appointed to oversee its operations and distribute its remaining assets. The impairment, reflecting a write down to fair market value, was offset, in part, by an unrelated tax adjustment. These two items reduced NCI's equity earnings by approximately $16 million. The investment in Ionica was subsequently sold with no further adverse financial impact. In the fourth quarter of 1998, Yorkshire Power recognized a gain on the sale of its generation assets. This included the sale of its 75% interest in Regional Power Generators, Ltd., which owned a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England and the sale of other generation capacity. Proceeds from these sales were used to reduce the debt of Yorkshire Power and this gain increased NCI's equity in earnings by approximately $21 million.

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

Pro Forma Financial Information

     NCE's unaudited pro forma financial information for the year ended December 31, 1997, has been prepared assuming that Yorkshire Power was acquired on January 1, 1997. NCE's 1997 reported net income before the extraordinary U.K Windfall Tax is $261.5 million or $2.50 basic earnings per share. NCE's 1997 pro forma net income before the extraordinary item is $247.9 million or $2.37 basic earnings per share. The pro forma adjustments included in the determination of the pro forma results are: 1) equity in losses of Yorkshire Power, net of U.S. tax benefits, totaling $10.1 million (based on the historical earnings of Yorkshire Electricity prior to the acquisition, which included $17.9 million of after-tax write-offs of certain computer development costs, acquisition expenses and deregulation costs and adjustments for the estimated effects of purchase accounting) and 2) interest expense, net of tax totaling $3.5 million on debt associated with the investment in Yorkshire Power.

     PSCo's unaudited pro forma financial information for the year ended December 31, 1998 has been prepared assuming that NCI was sold to NC Enterprises, effective January 1, 1998. PSCo's 1998 reported net income is $200.1 million and PSCo's 1998 pro forma net income is $200.5 million. The pro forma adjustments included in the determination of the pro forma results are: 1) the exclusion of NCI's net income for the three months ended March 31, 1998 totaling $2.8 million and 2) the inclusion of interest income, net of tax, from the promissory note to PSCo from NC Enterprises totaling $3.2 million.

4. Acquisitions and Divestitures

Sale of Texas-Ohio Gas, Inc. (NCE)

     Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc., a gas marketing company, including all retail gas marketing contracts serving customers in the northeast region of the United States. Certain operations were retained and transferred to e prime and its subsidiaries. This sale did not have a significant impact on the Company's financial position, results of operations or cash flows.

Acquisition of Planergy (NCE)

     Effective April 1, 1998, the Company acquired all of the outstanding common stock of Falcon Seaboard Energy Services, Inc. ("Planergy") and assumed other outstanding debt. Planergy includes Planergy, Inc. and Planergy Services, Inc. and is primarily engaged in energy consulting, energy efficiency management, conservation programs and mass-market services. Such acquisition was accounted for using the purchase method and the acquired assets and liabilities were valued at their estimated fair market values as of the date of acquisition. Planergy has been consolidated as a subsidiary of NC Enterprises in the Company's consolidated financial statements.

Carolina Energy Limited Partnership Investment (NCE and SPS)

     The Carolina Energy Partnership, a waste-to-energy cogeneration facility, was originally scheduled to be completed in 1997, but was halted pending an independent analysis of the project's engineering and financial viability. The banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the construction contractor were unable to restructure the project on mutually agreeable terms and the senior creditors took possession of the assets of the facility. In June 1997, Quixx and UE wrote-off their respective net investments in this partnership of approximately $13.6 million and $2.4 million.

5. Capital Stock (NCE, PSCo and SPS)

Shareholder Rights

     In connection with PSCo/SPS Merger, the common stock shareholders received a dividend of one right for each common share held on July 31, 1997. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-hundredth share. Additionally, the Board of Directors created a Series A Junior Participating Preferred Stock, $1 par value, and reserved 2.6 million shares for issuance upon exercise of the Rights. In the event any person or group acquires 10% or more of the Company's common stock, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. The Board of Directors may, at its option after a person or group acquires 10% or more of the Company's common stock, exchange all or part of the rights for shares of the Company's common stock. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company's assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The Company may redeem the rights at a price of $0.001 per right at any time prior to the tenth day following the date any person or group acquires 10% or more of the Company's common stock. The rights expire 10 years after the record date, unless earlier redeemed or exchanged by the Company.

Common Stock Issuances

     In November 1998, NCE issued 2.5 million shares of common stock. The net proceeds totaling $117.0 million were used for general corporate purposes and the retirement of short-term debt. In December 1997, NCE issued 5.9 million shares of common stock. The net proceeds totaling approximately $251.4 million were used for general corporate purposes, including the retirement of short-term debt and a capital contribution to PSCo. PSCo used such proceeds to retire short-term debt.

Preferred Stock of NCE

     NCE has 20 million shares of preferred stock authorized. At December 31, 1999 and 1998, the Company has not issued any of the preferred stock.

Preferred Stock of Subsidiaries

     PSCo has 10 million shares of cumulative preferred stock, $0.01 par value authorized. This preferred stock may be issued from time to time in such series and having such designations, preferences, limitations and relative rights as the Board of Directors may determine. At December 31, 1999 and 1998, PSCo has not issued any of this preferred stock.

     SPS has 10 million shares of cumulative preferred stock, $1.00 par value authorized. This preferred stock may be issued from time to time in such series and having such designations, preferences, limitations and relative rights as the Board of Directors may determine. At December 31, 1999 and 1998, SPS has not issued any of this preferred stock.

6. PSCo and SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures (NCE, PSCo and SPS)

     In May 1998, PSCo Capital Trust I, a wholly-owned trust of PSCo, issued 7,760,000 shares of its 7.60% Trust Originated Preferred Securities for $194 million. The sole asset of the trust is $200 million principal amount of PSCo's 7.60% Deferrable Interest Subordinated Debentures, due June 30, 2038. Holders of the securities are entitled to receive quarterly dividends at an annual rate of 7.60% of the liquidation preference value of $25. The securities are redeemable at the option of PSCo on and after May 11, 2003 at 100% of the principal amount outstanding plus accrued interest. In addition to PSCo's obligations under the Subordinated Debentures, PSCo has agreed, pursuant to a guarantee issued to the trust and the provisions of the trust agreement establishing the trust, to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by PSCo of the trust obligations under the preferred securities. The proceeds from the sale of the 7.60% Trust Originated Preferred Securities were used to redeem all $181.8 million of PSCo's outstanding preferred stock on June 10, 1998, and for general corporate purposes.

     In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of SPS, issued $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of SPS's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The securities are redeemable at the option of SPS on and after October 21, 2001 at 100% of the principal amount plus accrued interest. In addition to SPS's obligations under the Subordinated Debentures, SPS has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement, to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by SPS of the trust obligations under the preferred securities. The proceeds from the sale were used to reduce short-term debt.

7. Long-Term Debt of Subsidiaries (NCE, PSCo and SPS)

                                                                                                     1999         1998
                                                                                                  -----------  -----------
                                                                                                       (in thousands)
 First Mortgage Bonds:
   6-7/8% due and retired December 1, 1999......................................................  $        -   $   90,000
   6.00% due January 1, 2001....................................................................     102,667      102,667
   7-7/8% due April 1, 2003.....................................................................       4,000        4,000
   6.00% due April 15, 2003.....................................................................     250,000      250,000
   8-1/8% due March 1, 2004.....................................................................     100,000      100,000
   5-7/8% due March 1, 2004, retired............................................................           -       21,500
   7-1/4% due July 15, 2004.....................................................................     135,000      135,000
   6-3/8% due November 1, 2005..................................................................     134,500      134,500
   6-1/2% due March 1, 2006.....................................................................      60,000       60,000
   7-1/8% due June 1, 2006......................................................................     125,000      125,000
   5-5/8% due April 1, 2008.....................................................................      18,000       18,000
   7-3/8% due November 1, 2009, retired.........................................................           -       27,250
   5-1/2% due June 1, 2012......................................................................      50,000       50,000
   5-7/8% due April 1, 2014.....................................................................      61,500       61,500
   5.1% due January 1, 2019.....................................................................      21,500            -
   5.1% due January 1, 2019.....................................................................      27,250            -
   9-7/8% due July 1, 2020......................................................................      70,000       75,000
   Variable rate (5.60% and 4.05% at December 31, 1999 and 1998) due September 1, 2021..........       7,000        7,000
   8-3/4% due March 1, 2022.....................................................................     148,000      150,000
   8-1/4% due July 15, 2022.....................................................................      36,000       40,000
   8.20% due December 1, 2022...................................................................      89,000      100,000
   7-1/4% due January 1, 2024...................................................................     110,000      110,000
   7.50% due January 1, 2024....................................................................       8,000        8,000
   8.50% due February 15, 2025..................................................................      60,267       70,000
   Variable rate (5.60% and 4.05% at December 31, 1999 and 1998) due March 1, 2027..............      10,000       10,000
   Unsecured Senior A Notes, 6.2%, due March 1, 2009............................................     100,000            -
   Unsecured Senior A Notes, 6.78%, due July 15, 2009...........................................     200,000            -
   Secured Medium-Term Notes, 6.02% - 9.25%, due March 15, 1999 - March 5, 2007.................     256,500      296,500
 Other secured long-term debt 13.25%, due in installments through October 1, 2016...............      30,298       30,755
 Pollution control obligations, securing pollution control revenue bonds:
   Not collateralized by First Mortgage Bonds:
     Variable rate (5.20% and 4.30% at December 31, 1999 and 1998), due July 1, 2011............      44,500       44,500
     Variable rate (5.65% and 4.15% effective at December 31, 1999 and 1998), due July 1, 2016..      25,000       25,000
     5-3/4% series, due September 1, 2016.......................................................      57,300       57,300
   Less: funds held by Trustee:.................................................................        (168)        (168)
 Unsecured Medium-Term Notes:
     5.86% due May 30, 2000.....................................................................     100,000      100,000
 Capital lease obligations, 4.21% - 11.21% due in installments through May 31, 2025.............      56,627       39,751
 Other..........................................................................................      20,620        6,284
 Unamortized discount and premium - net.........................................................      (8,022)      (5,629)
                                                                                                  ----------   ----------
                                                                                                   2,510,339    2,343,710
Less: maturities due within one year............................................................     136,218      138,165
                                                                                                  ----------   ----------
                                                                                                  $2,374,121   $2,205,545
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

     The annual maturities and sinking fund requirements during the five years subsequent to December 31, 1999 are (in thousands):

      Year          Maturities     Sinking Fund Requirements       Total
      ----          ----------     -------------------------       -----
NCE   2000            $136,218               $    760            $136,978
      2001             141,864                    760             142,624
      2002              17,703                  2,240              19,943
      2003             282,747                  2,240             284,987
      2004             282,911                  2,180             285,091

PSCo  2000            $132,823               $    700            $133,523
      2001             141,864                    700             142,564
      2002              17,703                  2,180              19,883
      2003             282,747                  2,180             284,927
      2004             147,911                  2,180             150,091

SPS   2000            $      -               $      -            $      -
      2001                   -                      -                   -
      2002                   -                      -                   -
      2003                   -                      -                   -
      2004             135,000                      -             135,000

     The sinking fund requirements relate to PSCo and Cheyenne and they expect to satisfy substantially all of their sinking fund obligations in accordance with the terms of their respective indentures through the application of property additions. SPS has no significant sinking fund requirements.

8. Short-term Borrowing Arrangements (NCE, PSCo and SPS)

Notes Payable and Commercial Paper

     Information regarding notes payable and commercial paper for the years ended December 31, 1999 and 1998 is as follows (in thousands, except interest rates):

                                                    1999           1998
                                                  --------       --------
NCE
 Notes payable to banks.....................      $ 20,000       $      -
 Commercial paper...........................       613,527        524,394
                                                  --------       --------
                                                  $633,527       $524,394
                                                  ========       ========

Weighted average interest rate at year end..          6.08%          5.57%

PSCo
 Commercial paper...........................       355,631        402,795
 Note payable to affiliate (NCE)............           561              -
                                                  --------       --------
                                                  $356,192       $402,795
                                                  ========       ========

Weighted average interest rate at year end..          6.09%          5.72%

SPS
 Commercial paper...........................      $177,746       $ 85,162
 Note payable to affiliate (UE).............             -          9,000
                                                  --------       --------
                                                  $177,746       $ 94,162
                                                  ========       ========

Weighted average interest rate at year end..          5.89%          5.50%

Bank Lines of Credit and Compensating Bank Balances

     At December 31, 1999, NCE had $325 million in credit facilities with several banks: a $100 million facility expiring November 22, 2000 and a $225 million facility expiring August 11, 2002. The facilities are used primarily to support the issuance of commercial paper by NCE. As of December 31, 1999, NCE had used $81.0 million of the total capacity available under these committed lines, $80.2 million of commercial paper and $0.8 million for a Letter of Credit issued under the NCE facility.

     PSCo and its subsidiaries have entered into a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by PSCo and PSCCC, alternatively provides for direct borrowings thereunder. 1480 Welton, Inc. and PSRI are provided access to the credit facility with direct borrowings guaranteed by PSCo. The facility expires November 17, 2000. Additionally, PSCo has a credit facility, which provides $300 million in committed lines of credit and expires on June 23, 2000. SPS has two credit facilities which provide $250 million in committed bank lines of credit, each with a commitment termination date of February 25, 2000. As of December 31, 1999, PSCo had used $355.6 million and SPS had used $181 million of the total capacity available under their respective committed lines of credit.

     Borrowings permitted under the committed bank lines of credit totaled $617.6 million at December 31, 1999. Arrangements by the Company and its subsidiaries for committed lines of credit are maintained by a combination of fee payments and compensating balances.

     NCE, PSCo and SPS may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans. NCE arrangements for uncommitted bank lines of credit totaled $20 million at December 31, 1999, of which all were used. Individual PSCo arrangements for uncommitted bank lines of credit totaled $150 million at December 31, 1999, none of which were used or outstanding.

9.  Financial Instruments (NCE, PSCo and SPS)

Fair Value of Financial Instruments

     The following tables present the carrying amounts and fair values of the Company's and subsidiaries' significant financial instruments at December 31, 1999 and 1998. The carrying amount of all other financial instruments approximates fair value. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                                 1999                      1998
                                                                      -------------------------  -----------------------
                                                                       Carrying        Fair        Carrying      Fair
                                                                        Amount        Value         Amount      Value
                                                                      ----------  -------------  -----------  ----------
NCE                                                                                       (in thousands)
Investments, at cost................................................  $   26,171     $   21,797   $   35,885  $   35,256
PSCo and SPS obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of
 SPS and PSCo.......................................................     294,000        253,240      294,000     308,250
Long-term debt of subsidiaries......................................   2,510,339      2,370,884    2,343,710   2,434,249

PSCo

Investments, at cost................................................  $   20,286     $   17,976   $   30,355  $   31,324
PSCo obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debentures of PSCo....     194,000        168,000      194,000     204,000
Long-term debt......................................................   1,854,782      1,778,534    1,687,611   1,590,226

SPS

Investments, at cost................................................  $    5,885     $    3,820   $    5,530  $    3,932
SPS obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely subordinated debentures of SPS.....     100,000         85,240      100,000     104,250
Long-term debt......................................................     605,875        592,350      620,731     661,823

     The fair value of the debt and equity securities included in Investments, at cost, is estimated based on quoted market prices for the same or similar investments. The debt securities are classified as held-to-maturity and the equity securities are classified as available-for-sale. The unrealized holding gains and losses for these debt and equity securities are not significant.

     The fair value of the PSCo and SPS obligated mandatorily redeemable preferred securities and long-term debt are based on quoted market prices of the same or similar instruments. Since PSCo, SPS and Cheyenne are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of these financial instruments are not expected to be realized by the Company's shareholders.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

Off-Balance-Sheet Financial Instruments

     NCE has entered in to a construction contract guarantee which assures Quixx's performance under its engineering, procurement, and construction contract with Borger Energy Associates, L.P. ("BEA"). Quixx, which owns 45% of BEA, is constructing a 230 Mw cogeneration facility at a Phillips Petroleum site near Borger, Texas. The maximum aggregate amount of this guarantee at December 31, 1999 was $88.4 million. This maximum amount decreases to $25.0 million at commercial operation of the facility, currently estimated in March 2000, and remains in effect for a period of no longer than 24 months before expiring. Based upon the current status of construction of the facility, this guarantee is not expected to have any financial impact on NCE.

     As of December 31, 1999, NCE had $147.9 million of guarantees outstanding to e prime. These guarantees were made to facilitate e prime's gas marketing and trading activities.

     In connection with an agreement for the sale of electric power, SPS guaranteed certain obligations of a customer totaling $32 million at December 31, 1999. These obligations related to the construction of certain utility property that, in the event of default by the customer, would revert to SPS.

     Young Storage entered into a $30.7 million Credit Agreement with various lending institutions on March 26, 1999, with a stated maturity date of March 31, 2014. As support for the loan, NCE has provided a letter of credit for $830,720 to fulfill debt service reserve requirements under the loan. This loan refinanced the initial $32 million credit facility originally entered into on June 27, 1995, which was incurred for the development and construction of an underground natural gas storage facility in northeastern Colorado. Separately, NCE has guaranteed up to $4.5 million to cover costs of expenses related to the project.

     NC Enterprises had $10 million of guarantees outstanding for New Century Cadence as of December 31, 1999. These guarantees relate to the capital requirements and operations of Cadence Network LLC, in which New Century Cadence is a 33.3% partner.

Risk Management

Energy Financial Contracts - Trading

     The Company and its subsidiaries use the mark-to-market method of accounting for energy trading activities (see Note 1. Summary of Significant Accounting Policies - Risk Management). The following table displays the mark-to-market values of the energy trading financial instruments of the Company and its subsidiaries at December 31, 1999 and 1998 and the average value for the periods then ended.

                                                Assets                   Liabilities
                                      ---------------------------  -----------------------
                        Net Notional    Average       Dec. 31         Average      Dec. 31
                           Amount        Value         Value           Value        Value
                           ------        -----         -----           -----        -----
1999                                        (in thousands)               (in thousands)
Natural Gas (Mmbtus)       19,686       $3,941        $6,366          $3,693       $5,110
Power (Mwhs)                    -          230             -             211            -

1998

Natural Gas (Mmbtus)       30,000       $  335        $  467          $  344       $  489
Power (Mwhs)               61,800          149           426             256          795

     PSCo did not hold any energy trading financial instruments at December 31, 1999 and the average mark-to-market value of energy trading financial instruments during the year then ended was insignificant for both assets and liabilities. SPS did not hold any energy trading financial instruments at December 31, 1999. In addition, PSCo and SPS did not hold any energy trading financial instruments at December 31, 1998.

Energy Financial Contracts - Other than Trading

     Various energy financial instruments are used by NCE and its subsidiaries as hedging mechanisms against future contractual energy related obligations. The weighted average maturity of these instruments is less than one year. At December 31, 1999, the Company, as part of e prime's retail gas marketing business, held notional long volumetric positions of approximately 7.0 million Mmbtus of natural gas related to these financial instruments which had related unrealized losses of approximately $1.4 million. At December 31, 1998, e prime held notional long volumetric positions of approximately 14.2 million Mmbtus of natural gas related to these financial instruments which had related unrealized losses of approximately $6.4 million. In addition, PSCo and SPS did not hold any energy financial instruments at December 31, 1999.

Financial Derivatives - Interest Rates

     SPS has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25 million notional amount of tax exempt bonds at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. SPS is exposed to interest rate risk in the event of nonperformance by counterparties; however, SPS does not anticipate such nonperformance.

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

10. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan (PBRP)

     PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

   . an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

          Electric Department     Sharing of Excess Earnings
                                ------------------------------
            Return on Equity    Customers         Shareholders
          -------------------   ---------         ------------
                  11-12%            65%                35%
                  12-14%            50%                50%
                  14-15%            35%                65%
                  over 15%         100%                 0%

   . a QSP which provides for refunds to customers if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries; and

   . an ICA which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

     PSCo has recorded an estimated customer refund obligation under the earnings test for the calendar years 1997 to 1999. In the spring of each year following the measurement period, PSCo filed its proposed rate adjustment under the PBRP. The CPUC conducts proceedings to review and approve these rate adjustments annually. Since July 1998, PSCo has been refunding amounts related to the sharing of earnings in excess of 11% return on equity to customers. PSCo has recorded customer refund obligations for its earnings test of approximately $15 million for 1997, $8 million for 1998, and a preliminary estimate of $17 million for 1999. Final determinations of amounts to be refunded for 1998 and 1999 have not been made.

     In 1999, PSCo did not achieve all of the minimum service performance measures under the QSP, due in part to circumstances outside of its control. PSCo recorded an estimated refund obligation of approximately $3.6 million in 1999. The potential maximum refund obligation under the QSP for 1999 is approximately $8.0 million.

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

PSCo Wholesale - FERC

     On March 30, 1999, PSCo received authorization from the FERC to engage in market-based wholesale power sales. The authorization allows PSCo to sell energy to e prime, subject to certain conditions, as well as to third parties.

SPS 1997 Merger Related Rate Reductions

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

Texas

     The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in under-recovered fuel costs associated with the Texas retail jurisdiction. SPS has entered into a settlement agreement with the General Counsel of the PUCT, which, if approved, would provide for the recovery of substantially all fuel costs. The final outcome of this fuel reconciliation proceeding is pending. Various parties in the proceedings are contesting the settlement agreement, which includes the recovery of the Thunder Basin costs discussed below. Hearings were held in October 1999. It is anticipated that a decision will be issued during the first quarter of 2000.

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

     During 1996 and 1997, SPS obtained conditional approval from the FERC to collect portions of the Thunder Basin judgment from wholesale customers and the NMPRC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. In May 1997, SPS filed a request with the PUCT to surcharge under-collected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. The PUCT issued a decision, which denied recovery of the judgment through a surcharge on the grounds that the costs were not classified as fuel costs. In 1997, SPS expensed approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment and recognized an equal amount as deferred revenue in anticipation of future recovery through the pending fuel reconciliation proceeding.

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

     Effective in April 1999, the PUCT authorized SPS to reduce its fixed fuel factor for SPS's Texas retail jurisdiction, by approximately $44 million on an annual basis. This rate reduction and fuel cost refund are primarily due to lower coal transportation costs between SPS's coal supplier and the railroad company that began in late 1998. The PUCT also authorized SPS to refund its over collected fuel costs for the period January 1998 through

January 1999. This one-time $16 million fuel refund, including interest, was applied to the monthly billings during April 1999.

New Mexico

     The NMPRC regulations provide for a fuel and purchased power cost adjustment clause and a fixed annual fuel factor for SPS's New Mexico retail jurisdiction. SPS files monthly and annual reports of its fuel and purchased power costs with the NMPRC, which include the current over/under fuel collection calculation, plus interest. In addition, SPS revises its fixed fuel factor annually to recover projected fuel and purchase power costs as well as any over/under fuel cost balance for the current year. SPS is required to petition for a change in the fixed fuel factor if the over/under recovery balance reaches $5 million. New Mexico's over/under calculation, plus interest, is similar to the Texas fixed fuel factor calculation.

SPS Rate Cases

New Mexico

     In November 1997, the NMPRC issued an order investigating SPS's rates. In the order, the NMPRC determined that because of the rapid changes occurring in the electric industry, the NMPRC would require rate case filings by the major electricity suppliers who have not adopted a plan to provide retail open access and customer choice of suppliers. SPS made a compliance filing in May 1998, which proposed a $1.7 million annual rate reduction for certain retail customers in New Mexico and incorporated the $1.2 million guaranteed minimum annual credits, discussed above. In October 1998, SPS entered into an uncontested stipulation agreement settling the rate investigation case. As part of this settlement, SPS instituted a $6 million annual reduction in base rates (discontinuing the $1.2 million in guaranteed minimum annual credits) for certain retail customers. Additionally, SPS implemented full normalization in its accounting for income taxes with recovery of the New Mexico jurisdictional portion of the tax regulatory asset over 16.8 years. On November 30, 1998, the NMPRC approved the stipulation and the new rates became effective December 30, 1998.

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

     On November 9, 1999, SPS filed with the FERC a transmission rate case to increase electric transmission rates annually by approximately $1 million, with an effective date of January 1, 2000. Hearings are scheduled to begin in August 2000.

Cheyenne Rate Case

     On August 13, 1999, Cheyenne filed a combined gas and electric rate case with the WPSC requesting a $3.6 million annual increase in combined electric and gas base rates. This followed the expiration of the two-year moratorium on filing rate cases agreed to in connection with the WPSC approval of the PSCo/SPS Merger. Hearings were held in January 2000 and the WPSC approved annual electric and gas base rate increases of $2.1 million and $1.2 million, respectively, effective March 1, 2000, based on a 12% return on equity.

Deregulation Legislation (NCE and SPS)

New Mexico

     On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which allows customer choice for residential, small commercial and educational customers beginning January 1, 2001. All remaining customers will be allowed customer choice on January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs for all utilities as quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing. All public electric utilities operating in New Mexico must initially file a transition plan with the NMPRC by March 1, 2000. Before January 1, 2001, SPS must separate its utility operations into at least two segments: a) energy generation services and b) transmission and distribution (including retail operations) services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company will be prohibited from providing unregulated services.

     In January 2000, SPS petitioned and received approval from the NMPRC to postpone filing its transition plan until June 1, 2000. Additionally, SPS requested that the NMPRC postpone the beginning of customer choice for certain retail customers until June 1, 2001 and postpone the completion of SPS's corporate separation until January 1, 2002. The NMPRC has directed New Mexico utilities and interested parties to comment on the SPS's postponement of customer choice for certain customers and corporate separation within 60 days.

Texas

     On June 18, 1999, an electric utility restructuring act ("SB-7") was passed in Texas, which allows for retail competition for most areas of the state beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002, together with an annual earnings test; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during pilot projects which begin for all utilities on June 1, 2001 for 5% of the utility's combined load of all customer classes.

     SB-7 specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated net stranded costs, must direct any excess earnings indicated in the annual earnings tests during the period January 1, 1999 through December 31, 2001 to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

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

     As required by SB-7, SPS filed a business separation plan on January 10, 2000 for the unbundling of business activities relating to 1) power generation,
2) transmission and distribution and 3) retail electric provider services. In its filing, SPS proposed a functional separation into these business units effective January 1, 2002 and a complete legal separation by January 1, 2007 in an effort to minimize the costs of restructuring. All competitive energy services will be separate by September 1, 2000 and on or before the start of retail competition, NCE will establish a customer care company, which will provide customer services for all of its operating activities. SPS has signed a letter of intent to transfer functional control of its electric transmission system to the Midwest Independent System Operator, Inc. ("MISO"), a regional transmission organization that will operate the transmission system of multiple owners in the central United States. Also, included in this filing was SPS's proposed code of conduct and compliance manual. In general, SPS is committing to separate into distinct businesses and to operate in an arm's length manner so that the transactions between affiliated entities and regulated entities do not confer any unduly competitive advantages on NCE's businesses as compared to non-affiliates. Hearings on the separation plan are scheduled to take place during the first quarter of 2000. SPS is required to file a rate case on April 1, 2000 to set the rates for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company intends to request recovery of all the jurisdictional costs associated with this restructuring and is continuing to evaluate the effect of these filings on SPS.

     In connection with the NCE/NSP Merger approval proceedings, the Company filed supplemental testimony with the PUCT in October 1999 outlining its plan to address the various provisions of SB-7. In general, the plan presented by the Company provides for the transfer of ownership or control of 595 Mw of generating capacity (either through capacity entitlement auction or divesting) to other competitors and the addition of transmission lines to import an additional 400 Mw from other geographic regions. The major components of this plan not discussed above in the business separation plan filing, include the following:

   . auction entitlements (409 Mw or 15 percent of installed generation capacity) to capacity owned and controlled by SPS, that is dedicated to serving Texas retail customers, by January 1, 2002 and the Company would continue to own and operate the capacity, but competitors would have the right to dispatch the power;

   . divest 186 Mw of SPS-area generating capacity by January 1, 2002 in order to further reduce market dominance;

   . implement a pilot program for retail access for at least 5 percent of its Texas retail load in June 2001 and to expand the pilot program to 20% of customer load in 2002.

     The SPS plan is designed to address the market power issues related to the deregulation legislation and would promote further competition before the end of 2006 by allowing only competitors to build new plants in the region between now and then, by adding even more transmission lines, and possibly by further divesting some generation. Hearings on the NCE/NSP Merger are scheduled to begin in March 2000 and the final order is expected in the second quarter of 2000.

NCE/NSP Merger Rate Filings

     The Company and its utility subsidiaries filed applications or submissions with its state utility regulators, where required, and the FERC to obtain approvals of the NCE/NSP Merger. In general, the filings propose the sharing of cost savings among customers and shareholders. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings. Hearings are scheduled with various state regulators during the first quarter of 2000 and final orders related to these proceedings are expected by the end of the second quarter of 2000. In Texas, the Company is actively pursuing settlement discussions to resolve critical issues in both its merger and restructuring proceedings. The Company can not predict the outcome of these proceedings at this time. Following is a brief summary of these merger rate proceedings in Colorado and New Mexico.

Colorado

     On January 31, 2000, PSCo, the CPUC Staff, the OCC and substantially all other parties to the proceeding filed a stipulation and agreement recommending approval of the merger with the following major conditions:

     . PSCo will reduce its retail electric rates by $11 million annually for the two-year period from July 1, 2000 through June 30, 2002;
     . PSCo will file a combined electric and gas rate case in early 2002 with new rates anticipated to be effective January 1, 2003;
     . merger costs will be capped at $30 million and amortized for ratemaking purposes over the period July 1, 2000 to December 31, 2003;
     . the PBRP and the QSP currently in effect will continue through 2006 with modifications to cap the electric department earnings at 10.5% return on equity for 2002, no earnings sharing in 2003 since new base rates would have recently been established, and an increase in potential refunds if quality standards are not met, including a QSP for natural gas operations.

The CPUC held hearings on this matter and approved the NCE/NSP Merger. A final order is pending.

New Mexico

     In January 2000, the NMPRC held hearings on the NCE/NSP Merger. The application was not contested by staff or intervenors in the case. The examiner requested that SPS draft a recommended decision. In summary, SPS proposed the following regulatory plan for the period July 1, 2000 through December 31, 2004:

     . guaranteed merger savings credits of $65,000 per month;
     . an equal sharing of the net non-fuel operating and maintenance savings among retail customers and shareholders;
     . a 50% recovery of merger related transaction and transition costs;
     . retention of the current fuel recovery mechanism to pass along fuel cost savings to retail customers.
     . SPS will not pass along any negative rate impacts of the NCE/NSP Merger.

     The Company estimates that SPS's New Mexico retail customers will receive approximately $4.0 million of merger savings over period ending December 31, 2004. A final order approving the NCE/NSP Merger is expected by the end of the first quarter or early second quarter of 2000.

Financial Reporting Considerations

     The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. While legislation has been enacted in Texas and New Mexico, there are several unresolved issues that will significantly impact how and when deregulation related to the generation portion of the business, will be implemented by SPS. It is expected that SPS will discontinue the application of SFAS 71 related to the generation portion of the business when the provisions of EITF 97-4 have been met, which may be in the year 2000.

Gas Utility Matters

PSCo Rate Cases

     In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
11. Commitments and Contingencies - Year 2000 Issue). On June 8, 1999, the CPUC approved an increase in base rates of approximately $15 million with an

11.25% return on equity, effective July 1, 1999. PSCo was also allowed recovery of certain environmental costs. Prudently incurred year 2000 costs will be recovered under a separate mechanism beginning in 2000.

     On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs (associated with the PSCo/SPS Merger) related to the gas business (see Note 1. Summary of Significant Accounting Policies). During 1997, PSCo filed a petition with the Denver District Court appealing the CPUC's decision. On December 16, 1999 the Denver District Court affirmed the CPUC disallowance of SFAS 112 costs. PSCo filed a petition with the Colorado Supreme Court on January 31, 2000 to appeal the Denver District Court's decision. In the event that PSCo is not successful in its appeal(s), including pursuing regulatory recovery, these amounts will be written off.

PSCo Unbundling and Deregulation of the Retail Natural Gas Supply Business

     On April 26, 1999, the Colorado legislature approved a bill, which allows natural gas public utilities to voluntarily submit plans to the CPUC to open their markets and enable customers to choose their natural gas supplier. This bill was signed by the Governor on June 6, 1999. Currently, PSCo provides a traditional bundled gas service with rates designed for the recovery of actual gas costs through the GCA and for providing transportation and delivery services. Delivery of natural gas will continue to be regulated, with delivery companies required to offer nondiscriminatory pipeline access to competitors. PSCo will continue to be subject to the reporting requirements of SFAS 71 as a regulated distribution company. PSCo has not filed a plan to open its natural gas supply business to competition and continues to evaluate its business opportunities for doing so.

11. Commitments and Contingencies (NCE, PSCo and SPS)

Environmental Issues

     The Company and its subsidiaries are subject to various environmental laws, including regulations governing air and water quality, the storage of natural gas and the storage and disposal of hazardous or toxic wastes. The Company and its subsidiaries assess, on an ongoing basis, measures to ensure compliance with laws and regulations related to air and water quality, hazardous materials and hazardous waste compliance and remediation activities. Changes to environmental regulations, interpretations or enforcement policies may impact the future construction and operation of the Company's electric generation, transmission and distribution systems and gas transportation, storage and distribution systems.

Environmental Site Cleanup

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

     Under CERCLA, the EPA identified low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. Because it was identified as a PRP, PSCo completed the cleanup of this site at a cost of approximately $9 million. In January 1996, in a lawsuit by PSCo against its insurance providers, the Denver District Court entered final judgment in favor of PSCo in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals were filed by one of the insurance providers and PSCo. In September 1999, the Colorado Supreme Court held that the trial court should have allocated the damages and self-insured retentions over the entire period the facilities were in operation. Although the Colorado Supreme Court remanded the judgement to the trial court for additional proceedings, it suggested that its ruling may reduce PSCo's available recovery to approximately $1.4 million. PSCo requested recovery of environmental costs of approximately $7.7 million related to Barter over four years, in its proposed Performance Based Regulatory Plan for calendar years 1998-2001 (see
Note 10. Regulatory Matters).

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

Other Environmental Matters

     Under the Clean Air Act Amendments of 1990 ("CAAA"), coal-fueled power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. The Company expects to meet the Phase II emission standards placed on SO2 and NOx through the combination of: (1) the use of low sulfur coal, (2) the operation of air quality control equipment on certain generation facilities and (3) allowances issued by the EPA and purchased from other companies.

     PSCo has obtained all necessary conditions to proceed with its plans to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the required regulatory levels discussed above. The cost of this emission control equipment will be recovered through rates from Colorado customers under a separate rate schedule when this equipment is placed in service.

Hayden Steam Electric Generating Station

     In May 1996, PSCo and the other joint owners of Hayden Station reached an agreement resolving violations alleged in complaints filed by a conservation organization, the CDPHE and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). This equipment was installed and became operational on Units 1 and 2 during 1998 and 1999 as scheduled and required under the settlement. Additionally, the settlement included stipulated future penalties for failure to comply with specified SO2 and NOx emission levels. Based on current operations, management anticipates that it will be able to operate the units as planned.

Craig Steam Electric Generating Station

     In October 1996, a conservation organization filed a complaint in the U. S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that the station violated Clean Air Act requirements related to opacity. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. The parties, the EPA and the CDPHE have entered into mediation in an attempt to resolve all air quality matters related to the facility. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that any potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Fuel Purchase Requirements

Coal Purchases and Transportation

     PSCo and SPS have in place various long-term contracts for the purchase and transportation of coal (and with respect to SPS, the processing of coal for deliveries to its bunkers) which are used in the generation of electricity. These contracts expire on various dates through 2017 and at December 31, 1999, the total estimated obligations, based on 1999 prices, for PSCo were approximately $821.7 million and for SPS were approximately $891.4 million.

Gas Purchases and Transportation

     PSCo and Cheyenne have long-term contracts for the purchase, firm transportation and storage of natural gas. These contracts, excluding the thirty-year contract with Young Storage which has been accounted for as a capital lease, are primarily used to support distribution of natural gas and the majority of these contracts expire on various dates through 2004. At December 31, 1999, PSCo has minimum annual obligations under such contracts of approximately $170 million in 2000 declining thereafter for a total estimated commitment of approximately $467 million. The combined PSCo and Cheyenne minimum annual obligation at December 31, 1999, under such contracts is approximately $173 million in 2000 declining thereafter for a total estimated commitment of approximately $471 million. SPS does not have any long-term contracts with minimum obligations.

Purchased Power

     PSCo, SPS and Cheyenne have entered into agreements with utilities, QFs and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations.

     PSCo and SPS have various pay-for-performance contracts with QFs having expiration dates through the year 2024. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates and other cost recovery mechanisms. Additionally, the Company's regulated utilities have long-term purchased power contracts with various regional utilities expiring through 2018. Total capacity and energy payments associated with such contracts for NCE were $528 million, $490 million and $477 million; for PSCo such payments were $436 million, $439 million and $452 million; and, for SPS such payments were $61 million, $23 million and $15 million in 1999, 1998 and 1997, respectively.

     At December 31, 1999, the estimated future payments for capacity that NCE, PSCo and SPS are obligated to purchase, subject to availability, are as follows (in thousands):

                                     Regional
                       QFs & Other  Utilities     Total
                       -----------  ----------  ----------
NCE
2000.................   $  172,410  $  167,710  $  340,120
2001.................      188,459     143,021     331,480
2002.................      179,055     131,950     311,005
2003.................      167,678     120,982     288,660
2004.................      149,520     110,515     260,035
2005 and thereafter..    1,041,725     908,384   1,950,109
                        ----------  ----------  ----------
 Total...............   $1,898,847  $1,582,562  $3,481,409
                        ==========  ==========  ==========

PSCo
 2000.................  $  156,193  $  157,627  $  313,820
 2001.................     172,045     143,021     315,066
 2002.................     162,340     131,950     294,290
 2003.................     150,683     120,982     271,665
 2004.................     132,182     110,515     242,697
 2005 and thereafter..     771,324     908,384   1,679,708
                        ----------  ----------  ----------
  Total...............  $1,544,767  $1,572,479  $3,117,246
                        ==========  ==========  ==========

SPS
 2000.................  $   16,217  $    1,321  $   17,538
 2001.................      16,414           -      16,414
 2002.................      16,715           -      16,715
 2003.................      16,995           -      16,995
 2004.................      17,338           -      17,338
 2005 and thereafter..     270,401           -     270,401
                        ----------  ----------  ----------
  Total...............  $  354,080  $    1,321  $  355,401
                        ==========  ==========  ==========

     Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.

System Purchase Option

     SPS and the City of Las Cruces, New Mexico ("the City") entered into a System Purchase Option and Rate Agreement in August 1994, which grants the City the option to sell to SPS the electric utility system serving the City (including distribution, subtransmission and transmission facilities), which the City plans to acquire from El Paso Electric Company ("EPE") by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price which would be paid by SPS would be equal to the amount required to retire all outstanding debt incurred by the City in acquiring the facilities plus the City's reasonable costs in acquiring the facilities. SPS has the right to terminate the agreement if, in SPS's sole discretion, it determines that any proposed condemnation award is excessive or upon the occurrence of certain other events. The agreement also provides that, if the City abandons or dismisses condemnation proceedings as a consequence of SPS's termination of the agreement, SPS will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order. The City has filed a suit in State District Court to condemn the electric distribution facilities of EPE.

Other

     The Company and its subsidiaries have commitments related to the purchase of materials, plant and equipment additions, DSM expenditures and other various items resulting from the normal course of business.

Tax Matters

     PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These COLI policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however, PSRI's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies totaling approximately $54.6 million. A Request for Technical Advice from the IRS National Office with respect to the proposed adjustment is pending.

     Management is vigorously contesting this issue. PSRI has not recorded any provision for income tax or interest expense related to this matter and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years. Management believes that PSRI's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on NCE's or PSCo's financial position, results of operations or cash flows.

Year 2000 Issue

     The Y2K issue was a result of a universal programming standard that records dates as six digits, e.g., mm/dd/yy, using only the last two digits for the year. Any automated system software or firmware that uses two-digit fields could understand the year 2000 as the year 1900 if the issue was not corrected. This situation was not limited to computers; it had the potential to affect many systems, components and devices which have embedded computer chips and which may be date sensitive. The company's most critical systems that required evaluation and remediation were power generation and distribution systems, telecommunications systems, energy trading systems and billing systems. In 1997, the Company established the NCE Year 2000 Program to oversee all corporate-wide Y2K initiatives.

     The NCE Year 2000 Program was successful in preparing the Company and its subsidiaries for the Year 2000. The Year 2000 transition event resulted in no material adverse impact to the operations of the Company and occurred with no Y2K related disruption to the Company's ability to provide service to customers. The NCE Year 2000 Program was successful in correcting all potential Y2K failure points identified in its critical automated systems to maintain service to its customers and to mitigate legal and financial risks. The Company anticipates no additional risks to its business operations as a result of the Y2K issue.

     On New Year's eve, all emergency centers and corporate facilities were staffed and prepared in accordance with the Y2K Program's Contingency Plans. Implementation of these plans was successful and there was no need to implement any emergency actions. The Company anticipates no need to implement this same level of contingent preparedness for any remaining Year 2000 issues, including February 29, 2000 (Leap year). Company operations will address remaining Year 2000 critical dates with a heightened sense of awareness on the part of on-duty personnel. NCE will also participate in monitoring activities as defined by the North American Electric Research Council.

     The Company incurred costs of approximately $5.8 million in 1999 and $8.7 million in 1998 and prior years in operating and capital expenditures to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Furthermore, the Company spent approximately $12.0 million in 1999 and $6.6 million in 1998 and prior years in operating and capital expenditures for the accelerated replacement of certain non-compliant IT systems. PSCo and SPS incurred the majority of these costs. A significant portion of the costs incurred to address the Company's Y2K issues represented the redeployment of existing information technology resources. The table below details the actual costs incurred during 1998 and prior periods; the actual costs incurred during 1999; remaining costs to be incurred and total project costs. The remaining costs to be incurred consists primarily of labor costs incurred during the December 31, 1999 and January 1, 2000 rollover period, and costs associated with preparation of final reports and compiling records of NCE Year 2000 Program.

                                                              Estimated
                                                              Remaining
                                Actual Costs   Actual Costs  Costs to be  Total Project
                               1998 and Prior      1999       Incurred        Costs
                               --------------  ------------  -----------  -------------
                                                    (in millions)
   Operating expenses........      $ 8.0           $ 4.3        $1.2          $13.5
   Capital for automated
      system components......        0.7             1.5           -            2.2
   IT replacement projects:
      Operating..............        0.2             0.7           -            0.9
      Capital................        6.4            11.3           -           17.7
                                   -----           -----       -----          -----
        Total................      $15.3           $17.8        $1.2          $34.3
                                   =====           =====       =====          =====

     The NCE Year 2000 Program has monitored the performance of its key suppliers following the Y2K transition and has not experienced any disruption in the ability to procure necessary goods or services. Key suppliers include third parties, with which the Company has material business relationships including interconnected utilities, telecommunications service providers, fuel and water suppliers, equipment suppliers, leased facilities, financial institutions, and large customers.

Leasing Program

     The Company's subsidiaries lease various equipment and facilities used in the normal course of business, some of which are accounted for as capital leases. Expiration of the capital leases range from 2000 to 2025. The net book value of property under capital leases was $56.6 million and $56.5 million for NCE and PSCo, respectively at December 31, 1999 and $39.8 million and $39.6 million for NCE and PSCo, respectively, at December 31, 1998. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments and are amortized over their actual contract term in accordance with practices allowed by regulators. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

     The majority of the operating leases are under a leasing program that has initial noncancellable terms of one year, while the remaining leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1999, 1998 and 1997 was $13.8 million, $15.5 million and $36.2 million, respectively, for NCE; $10.4 million, $12.2 million and $31.1 million, respectively, for PSCo; and $2.3 million, $2.4 million and $4.3 million, respectively, for SPS.

     Estimated future minimum lease payments at December 31, 1999, are as follows (in thousands):

Capital Leases
                                                      NCE      PSCo
                                                   --------  --------
2000.............................................  $  8,516  $  8,455
2001.............................................     8,242     8,242
2002.............................................     7,881     7,881
2003.............................................     7,567     7,567
2004.............................................     7,365     7,365
All years thereafter.............................    98,957    98,957
                                                   --------  --------
    Total future minimum lease payments..........   138,528   138,467
    Less amounts representing interest...........    81,901    81,902
                                                   --------  --------
    Present value of net minimum lease payments..  $ 56,627  $ 56,565
                                                   ========  ========

Operating Leases
                                             NCE     PSCo     SPS
                                           -------  -------  ------
2000.....................................  $11,243  $ 8,012  $2,200
2001.....................................    6,114    3,297   1,864
2002.....................................    1,335      347      35
2003.....................................    1,171      245      30
2004.....................................      924      206      30
All years thereafter.....................    7,659    7,294      30
                                           -------  -------  ------
    Total future minimum lease payments..  $28,446  $19,401  $4,189
                                           =======  =======  ======

Employee Matters

     The Company and its subsidiaries are engaged in certain employment related litigation and intend to contest, or are actively contesting, all such claims, and believe that the ultimate outcome will not have a material adverse impact on the financial position, results of operations or cash flows of the Company or its subsidiaries.

Union Contracts

PSCo

     The current Collective Bargaining Agreement was extended during 1999 for three years from June 1, 2000 through May 31, 2003 with wage increases of 3.5%, 3.25% and 3.5% beginning on the pay period closest to June 1, in each year of the agreement 2000, 2001 and 2002, respectively. Approximately 1,911 employees, or 65% of PSCo's total workforce at December 31, 1999, are represented by the International Brotherhood of Electrical Workers, ("IBEW"), Local 111.

SPS

     The current Collective Bargaining Agreement was extended during 1999 for three years from November 1, 1999 through October 31, 2002 with wage increases of 3.5% beginning on the pay period closest to November 1, in each year of the agreement, 1999, 2000 and 2001 respectively. Approximately 784 employees, or 62% of SPS's workforce at December 31, 1999, are represented by the IBEW, Local 602.

12. Jointly-Owned Electric Utility Plants (NCE and PSCo)

     The Company's investments in jointly-owned plants (PSCo participation) and its ownership percentages as of December 31, 1999, are (in thousands):

                                                     Plant                 Construction
                                                      in     Accumulated     Work in
                                                    Service  Depreciation    Progress    Ownership %
                                                    -------- ------------  ------------  -----------
  Hayden Unit 1...................................  $ 77,594     $ 33,943      $    586        75.50
  Hayden Unit 2...................................    58,478       37,473        16,576        37.40
  Hayden Common Facilities........................    29,907        1,395         2,484        53.10
  Craig Units 1 & 2...............................    57,710       27,927             -         9.72
  Craig Common Facilities Units 1,2 & 3...........    20,810        7,747            52    6.47-9.72
  Transmission Facilities, Including Substations..    81,391       26,025           289    42.0-73.0
                                                    -------- ------------  ------------
                                                    $325,890     $134,510    $   19,987
                                                    ======== ============  ============

     These assets include approximately 320 Mw of net dependable generating capacity. PSCo is responsible for its proportionate share of operating expenses (reflected in PSCo's and the Company's consolidated statements of income) and construction expenditures. The increase in plant in service in 1999 and the construction work in progress amounts for Hayden Unit 1, Hayden Unit 2 and Hayden Common Facilities, include construction expenditures for installing emission control equipment for these facilities as discussed in Note 11.

13. Employee Benefits (NCE, PSCo and SPS)

Pensions

     The Company and its subsidiaries maintain tax qualified noncontributory defined benefit pension plans which cover substantially all employees. At December 31, 1999, there were 5,610, 2,845 and 1,209 NCE, PSCo and SPS employees, respectively, participating in these plans. NCE, as the plan sponsor, has overall responsibility for directly allocating such costs of each individual plan to each of the participating employers. This allocation was determined by the plans' actuary based on benefit obligations for active participants.

     Plan assets are held in a master trust. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company's funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.

     A comparison of the actuarially computed benefit obligation and plan assets at December 31, 1999 and 1998, is presented in the following table (in thousands).

Change in Benefit Obligation                   1999         1998
                                            ----------   ----------
Obligation at January 1...................  $1,013,791   $  991,973
Service cost..............................      27,253       23,902
Interest cost.............................      68,190       66,735
Plan amendments *.........................           -      (60,014)
Actuarial (gain)loss......................    (119,721)      52,416
Benefit payments..........................     (66,735)     (61,221)
                                            ----------   ----------
Obligation at December 31.................  $  922,778   $1,013,791
                                            ==========   ==========

Change in Fair Value of Plan Assets

Fair value of plan assets at January 1....  $1,238,921   $1,131,270
Actual return on plan assets..............     172,470      168,872
Benefit payments..........................     (66,735)     (61,221)
                                            ----------   ----------
Fair value of plan assets at December 31..  $1,344,656   $1,238,921
                                            ==========   ==========

Funded Status

Funded status at December 31..............  $  421,878   $  225,130
Unrecognized transition asset.............     (23,634)     (30,871)
Unrecognized prior-service credit.........     (29,718)     (33,073)
Unrecognized gain.........................    (298,727)    (120,838)
                                            ----------   ----------
NCE prepaid pension asset.................  $   69,799   $   40,348
                                            ==========   ==========
PSCo prepaid pension asset................  $   26,786   $   15,089
                                            ==========   ==========
SPS prepaid pension asset.................  $   40,087   $   24,611
                                            ==========   ==========

* Effective July 1, 1998, a new cash balance plan was established by NCE. The NCE board of directors approved amendments to the existing pension plans and the plan assets and obligation for all non-bargaining unit employees were transferred into this plan.


                                                       1999   1998
                                                       -----  -----
Significant assumptions:
  Discount rate                                        8.00%  6.75%
  Expected long-term increase in compensation level    4.00%  4.00%

     Cumulative variances between actual experience and assumptions for costs and returns on assets, outside of a 10% corridor of the greater of plan assets and obligations, are amortized over the average remaining service lives of employees in the plans.

     The components of net periodic pension cost (credit) are as follows (in thousands):

NCE                                                                  1999        1998        1997
---                                                               ---------   ---------   ---------

Service cost....................................................  $  27,253   $  23,902   $  18,418
Interest cost...................................................     68,190      66,735      68,327
Expected return on plan assets..................................   (111,482)   (103,928)    (89,567)
Curtailment.....................................................          -           -         126
Amortization of transition asset................................     (7,238)     (7,238)     (7,238)
Amortization of prior-service cost (credit).....................     (3,355)       (464)      2,431
Amortization of net gain........................................     (2,820)     (2,880)     (2,395)
                                                                  ---------   ---------   ---------
NCE net periodic pension cost (credit)..........................  $ (29,452)  $ (23,873)  $  (9,898)
                                                                  =========   =========   =========
PSCo net periodic pension cost (credit).........................  $ (11,697)  $  (5,093)  $   2,318
                                                                  =========   =========   =========
SPS net periodic pension cost (credit)..........................  $ (15,476)  $ (15,175)  $ (10,968)
                                                                  =========   =========   =========

                                                                       1999        1998        1997
                                                                  ---------   ---------   ---------
Significant assumptions:
  Discount rate.................................................       6.75%        7.0%    7.5-8.0%
  Expected long-term increase in compensation level.............        4.0%        4.0%   4.25-6.0%
  Expected weighted average long-term rate of return on assets..       10.0%        9.5%       9.75%

     Additionally, the Company maintains noncontributory defined benefit supplemental retirement income plans ("Supplemental Plan") for certain qualifying executive personnel. The Supplemental Plan benefits are paid out of/or funded through the Company's general fund.

Defined Contribution Plans

     The Company and its subsidiaries maintain defined contribution plans which cover substantially all employees. Total contributions to these plans by the Company and its subsidiaries were approximately $10 million in 1999 and $12 million in 1998 and 1997.

Postretirement Benefits Other Than Pensions

     The Company and its subsidiaries provide certain postretirement health care and life insurance benefits for substantially all employees who reach retirement age while working for the Company. PSCo, SPS, NCS and other NCE affiliates participate in these plans. NCE, as the plan sponsor, will continue to reflect the costs of these plans in accordance with SFAS 106 and directly allocate such costs to each of the participating employers. The cost of these benefits were historically recorded on a pay-as-you-go basis prior to the adoption of SFAS 106 in 1993, which required accrual accounting. These costs are accrued over the years that an employee renders service to the Company. The Company is amortizing the transition obligations for these plans over a period of 20 years.

     Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

     PSCo adopted SFAS 106 based on a level of expense determined in accordance with the CPUC. PSCo transitioned to full accrual accounting for OPEB costs between January 1, 1993 and December 31, 1997, consistent with the accounting requirements for rate regulated enterprises. The Colorado jurisdictional OPEB costs deferred during the transition period are being amortized to expense on a straight line basis over the 15 year period from 1998 to 2012.

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

     A comparison of the actuarially computed benefit obligation and plan assets at December 31, 1999 and 1998, is presented in the following table (in thousands):

                                                                                 1999        1998
                                                                               ---------   ---------
Change in Benefit Obligation

Obligation at January 1.......................................                 $ 397,195   $ 376,685
Service cost..................................................                     4,484       4,917
Interest cost.................................................                    26,399      26,503
Plan amendments...............................................                         -     (14,346)
Actuarial (gain) loss.........................................                   (13,850)     20,310
Benefit payments..............................................                   (20,704)    (16,874)
                                                                               ---------   ---------
Obligation at December 31.....................................                 $ 393,524   $ 397,195
                                                                               =========   =========

Change in Fair Value of Plan Assets

Fair value of plan assets at January 1........................                 $ 146,228   $ 112,324
Actual return on plan assets..................................                     7,999      14,158
Employer contributions........................................                    21,313      26,928
Employee contributions........................................                     1,291         535
Benefit payments..............................................                   (10,262)     (7,717)
                                                                               ---------   ---------
Fair value of plan assets at December 31......................                 $ 166,569   $ 146,228
                                                                               =========   =========

Funded Status

Funded status at December 31..................................                 $ 226,955   $ 250,967
Unrecognized transition obligation............................                  (197,571)   (212,648)
Unrecognized prior-service credit.............................                    12,073      13,588
Unrecognized gain.............................................                    16,139       9,825
                                                                               ---------   ---------
NCE accrued benefit cost......................................                 $  57,596   $  61,732
                                                                               =========   =========
PSCo accrued benefit cost.....................................                 $  51,080   $  55,537
                                                                               =========   =========
SPS accrued benefit cost......................................                 $   6,086   $   5,941
                                                                               =========   =========

                                                                                 1999        1998
                                                                               ---------   ---------
Significant assumptions:
 Discount rate                                                                       8.0%       6.75%
 Expected long-term increase in compensation level                                   4.0%        4.0%

     The components of net periodic postretirement benefit cost are as follows (in thousands):

NCE                                                                                              1999        1998        1997
---                                                                                            ---------   ---------   --------
Service cost.................................................................................  $   4,484   $   4,917   $  6,121
Interest cost................................................................................     26,399      26,503     26,537
Expected return on plan assets...............................................................    (12,504)    (10,767)    (8,078)
Curtailment..................................................................................          -           -      3,323
Amortization of transition obligation........................................................     15,077      15,076     14,992
Amortization of prior-service cost (credit)..................................................     (1,515)       (757)         -
Amortization of net gain.....................................................................          -        (786)    (1,162)
                                                                                               ---------   ---------   --------
Net periodic postretirement benefit costs....................................................     31,941      34,186     41,733
OPEB expense recognized in accordance with current regulations...............................    (35,970)    (39,859)   (36,351)
                                                                                               ---------   ---------   --------
Increase (decrease) in regulatory asset (Note 1).............................................     (4,029)     (5,673)     5,382
Regulatory asset at beginning of year........................................................     57,350      63,023     57,641
                                                                                               ---------   ---------   --------
Regulatory asset at end of year..............................................................  $  53,321   $  57,350   $ 63,023
                                                                                               =========   =========   ========

PSCo                                                                                             1999        1998        1997
----                                                                                           ---------   ---------   --------

Net periodic postretirement benefit costs....................................................  $  26,278   $  26,044   $ 29,025
OPEB expense recognized in accordance with current regulations...............................    (30,169)    (31,578)   (23,479)
                                                                                               ---------   ---------   --------
Increase (decrease) in regulatory asset (Note 1).............................................     (3,891)     (5,534)     5,546
Regulatory asset at beginning of year........................................................     54,461      59,995     54,449
                                                                                               ---------   ---------   --------
Regulatory asset at end of year..............................................................  $  50,570   $  54,461   $ 59,995
                                                                                               =========   =========   ========

SPS                                                                 1999      1998      1997
---                                                               --------  --------  --------
Net periodic postretirement benefit costs.......................  $ 3,745   $ 3,295   $  8,199
OPEB expense recognized in accordance with current regulations..   (3,883)   (3,434)    (8,363)
                                                                  -------   -------   --------
Increase (decrease) in regulatory asset (Note 1)................     (138)     (139)      (164)
Regulatory asset at beginning of year...........................    2,889     3,028      3,192
                                                                  -------   -------   --------
Regulatory asset at end of year.................................  $ 2,751   $ 2,889   $  3,028
                                                                  =======   =======   ========

                                                                    1999      1998      1997
                                                                  --------  --------  --------
Significant assumptions:
  Discount rate.................................................     6.75%      7.0%   7.5-8.0%
  Expected long-term increase in compensation level.............      4.0%      4.0%   4.0-6.0%
  Expected weighted average long-term rate of return on assets..      9.5%      9.5%      9.75%

     The assumed health care cost trend rate for 1999 is 8.0%, decreasing in 0.5% annual increments to 4.50% in 2006 and to 4.25% in 2007. A 1% increase in the assumed health care cost trend rate would have the following effects (in thousands):

                                                           NCE                       PSCo                       SPS
                                                ------------------------   ------------------------   ------------------------
                                                1% Increase  1% Decrease   1% Increase  1% Decrease   1% Increase  1% Increase
                                                -----------  -----------   -----------  -----------   -----------  -----------
Effect on total of service and interest cost
  components of net periodic postretirement
  benefit cost................................      $ 3,623     $ (2,902)      $ 3,312     $ (2,690)       $  154      $  (135)

Effect on the accumulated postretirement
  benefit obligation..........................      $37,374     $(30,926)      $31,409     $(25,923)       $4,347      $(3,647)

Postemployment Benefits

     The Company and its subsidiaries provide certain benefits to former or inactive employees after employment but before retirement (postemployment benefits). NCE and its subsidiaries currently record all postemployment benefits on an accrual basis in accordance with SFAS 112. The Company and its subsidiaries have recorded a liability of $32.8 million as of December 31, 1999 and $31.3 million as of December 31, 1998 using assumed discount rates of 8.0% and 6.75%, respectively. The costs of these benefits were historically recorded on a pay-as-you-go basis prior to the adoption of SFAS 112 in 1994, which required accrual accounting. See Note 1. Summary of Significant Accounting Policies - Regulatory Assets and Liabilities for further discussion on this matter.

Incentive Compensation

     The Company and its subsidiaries have Incentive Compensation Plans ("Incentive Plans"), which provide for annual and long-term incentive awards for key employees. Approximately 5 million shares of common stock have been authorized for these Incentive Plans for the issuance of restricted shares and/or stock options, with certain vesting and/or exercise requirements. Cash and stock option awards were made under these plans during 1999, 1998 and 1997.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options equals the fair-market value of the Company's common stock at the date of grant. Assuming compensation cost for the Company, PSCo and SPS had been determined consistent with SFAS 123 using the fair-value based method, the Company's net income would have been reduced by approximately $0.9 million, $1.1 million and $2.8 million in 1999, 1998 and 1997 respectively, which would have reduced earnings per share by approximately $0.01, $0.01 and $0.03, respectively.

     SFAS 123's method of accounting for stock-based compensation plans has not been applied to options granted prior to January 1, 1995, and as a result the pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock options at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:

                                                         NCE                            PSCo                       SPS
                                        -----------------------------------  -------------------------  -------------------------
                                                               Weighted-                  Weighted-                  Weighted-
                                                                Average                    Average                    Average
                                              Shares         Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                                        -------------------  --------------  ---------  --------------  ---------  --------------
          1999
Outstanding at beginning of year                  2,430,027        $  43.07
Granted                                           1,001,500           31.46
Exercised                                            39,819           28.90
Forfeited                                            66,550           47.09
                                                  ---------
Outstanding at end of year                        3,325,158           39.66
                                                  =========
Exercisable at end of year                        1,904,354           42.24
                                                  =========

Weighted-average fair value
  of options granted                                               $   5.42

          1998
Outstanding at beginning of year                  2,085,632        $  41.10
Granted                                             570,200           47.55
Exercised                                           187,198           34.61
Forfeited                                            38,607           45.10
                                                  ---------
Outstanding at end of year                        2,430,027           43.07
                                                  =========
Exercisable at end of year                        1,650,088           40.99
                                                  =========

Weighted-average fair value
  of options granted                                               $   4.40

          1997
Outstanding at beginning of year (1)                477,783        $  31.46    441,227          $31.38     38,480          $30.80
Granted                                           1,690,147           43.32     62,100           39.00      2,147           37.24
Exercised                                            78,647           30.34     40,404           29.57      3,666           30.81
Forfeited                                             3,651           33.41      3,651           33.41          -               -
Converted to NCE options (1)                              -               -    459,272           32.56     36,961           32.70
                                                  ---------                  ---------                  ---------
Outstanding at end of year                        2,085,632           41.10          -               -          -               -
                                                  =========                  =========                  =========
Exercisable at end of year                          431,071           32.66          -               -          -               -
                                                  =========                  =========                  =========

Weighted-average fair value
  of options granted                                               $   5.45                   $   4.23                     $ 3.70

(1) Amounts reflect the conversion of SPS and PSCo stock options to NCE stock options in connection with the PSCo/SPS Merger.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                             1999       1998       1997
                           ---------  ---------  ---------
Expected  option life....  10 years   10 years   10 years
Stock volatility.........     21.21%     13.80%      13.3%
Risk-free interest rate..      6.40%      5.08%      6.15%
Dividend yield...........      5.44%      5.43%       5.4%

     Additionally, NCE, PSCo and SPS have other plans, which provide for cash awards to all employees based on the achievement of corporate goals, of which certain goals were met in each of the last three years. The expenses accrued under the incentive programs for the years 1999, 1998 and 1997 are as follows (in millions):

                             1999       1998       1997
                           ---------  ---------  ---------
NCE......................  $    12.5  $    11.3  $     4.2
PSCo.....................        3.8        3.4        2.7
SPS......................        2.4        1.9        1.1

     In accordance with the terms of the Company's Incentive Plans, certain unexercisable stock options and dividend equivalents became exercisable or vested on the effective date of the PSCo/SPS Merger. The NCE Omnibus Incentive Plan, which was adopted in 1997, contains a change in control provision under which all stock-based awards, such as options will vest 100% and all cash-based awards will be paid out immediately in cash as if the performance objectives have been achieved through the effective date of a change in control. The NCE/NSP

Merger does not constitute a change in control. When the NCE/NSP Merger is consummated, outstanding options will be converted to Xcel options at a rate of
1.55 Xcel options for every NCE option.

14. Income Taxes (NCE, PSCo and SPS)

     The provisions for income taxes for NCE, SPS and PSCo for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                    1999                                                       NCE        PSCo        SPS
                                                                             --------   --------    -------
Current income taxes:
 Federal...............................................................      $ 79,920   $ 81,230    $44,072
 State.................................................................         1,785      4,700       (345)
                                                                             --------   --------    -------
Total current income taxes.............................................        81,705     85,930     43,727
                                                                             --------   --------    -------
Deferred income taxes:
 Federal...............................................................        35,324     13,998     15,380
 State.................................................................         1,860      1,819        542
                                                                             --------   --------    -------
  Total deferred income taxes..........................................        37,184     15,817     15,922
                                                                             --------   --------    -------

Investment tax credits - net...........................................        (5,499)    (5,173)      (250)
                                                                             --------   --------    -------

Total provision for income taxes.......................................      $113,390   $ 96,574    $59,399
                                                                             ========   ========    =======

                    1998                                                       NCE        PSCo        SPS
                                                                             --------   --------    -------
Current income taxes:
 Federal...............................................................      $126,122   $ 91,122    $71,954
 State.................................................................         8,448      8,176      2,592
                                                                             --------   --------    -------
Total current income taxes.............................................       134,570     99,298     74,546
                                                                             --------   --------    -------
Deferred income taxes:
 Federal...............................................................         5,433      6,014     (8,266)
 State.................................................................           815      1,078       (334)
                                                                             --------   --------    -------
  Total deferred income taxes..........................................         6,248      7,092     (8,600)
                                                                             --------   --------    -------

Investment tax credits - net...........................................        (5,222)    (4,896)      (250)
                                                                             --------   --------    -------

Total provision for income taxes.......................................      $135,596   $101,494    $65,696
                                                                             ========   ========    =======

                    1997                                                       NCE        PSCo        SPS
                                                                             --------   --------    -------
Current income taxes:
 Federal...............................................................      $ 82,337   $ 55,041    $43,401
 State.................................................................         4,872      3,601      2,057
                                                                             --------   --------    -------
Total current income taxes.............................................        87,209     58,642     45,458
                                                                             --------   --------    -------
Deferred income taxes:
 Federal...............................................................        45,537     31,548      3,045
 State.................................................................         6,674      5,842        542
                                                                             --------   --------    -------
  Total deferred income taxes..........................................        52,211     37,390      3,587
                                                                             --------   --------    -------

Investment tax credits - net...........................................        (5,501)    (5,219)      (250)
                                                                             --------   --------    -------

Total provision for income taxes.......................................      $133,919   $ 90,813    $48,795
                                                                             ========   ========    =======

  A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows (in thousands):

                    1999                                                       NCE              PSCo                 SPS
                                                                         ---------------   ---------------     ---------------
Tax computed at U.S. statutory rate on
 pre-tax accounting income.............................................  $161,016   35.0%  $105,295   35.0%    $56,737    35.0%
Increase (decrease) in tax from:
  Allowance for funds used during construction.........................    (5,018)  (1.2)    (3,705)  (1.2)     (1,305)   (0.8)
  Amortization of investment tax credits...............................    (5,499)  (1.2)    (5,174)  (1.7)       (250)   (0.2)
  State income taxes, net of Federal income tax  benefit...............     2,077    0.5      4,237    1.4          76       -
  Cash surrender value of life insurance policies......................   (16,513)  (3.6)   (16,389)  (5.4)       (124)   (0.1)
  Amortization of prior flow-through amounts...........................    13,240    2.9     10,750    3.6       2,457     1.5
  Foreign tax credit...................................................   (13,543)  (2.9)         -      -           -       -
  International treaty tax relief......................................   (15,659)  (3.4)         -      -           -       -
  Other-net............................................................    (6,711)  (1.5)     1,560    0.4       1,808     1.2
                                                                         --------   ----   --------   ----     -------    ----
 Total income taxes....................................................  $113,390   24.6%  $ 96,574   32.1%    $59,399    36.6%
                                                                         ========   ====   ========   ====     =======    ====

                      1998
                                                                                NCE                  PSCo                 SPS
                                                                         -----------------    -----------------    -----------------
Tax computed at U.S. statutory rate on
    pre-tax accounting income..........................................  $169,010    35.0%    $105,559    35.0%    $ 63,239    35.0%
Increase (decrease) in tax from:
  Allowance for funds used during construction.........................    (6,072)   (1.3)      (4,315)   (1.4)      (1,730)   (1.0)
  Amortization of investment tax credits...............................    (5,221)   (1.1)      (4,896)   (1.6)        (250)   (0.1)
  State income taxes, net of Federal income tax  benefit...............     6,010     1.2        6,015     2.0        1,468     0.8
  Cash surrender value of life insurance policies......................   (14,553)   (3.0)     (14,478)   (4.8)         (76)      -
  Amortization of prior flow-through amounts...........................    12,325     2.6       10,750     3.6        1,541     0.9
  Merger related costs - non-deductible................................     1,482     0.3            -       -          562     0.3
  Foreign tax credit...................................................   (15,457)   (3.2)      (1,363)   (0.5)           -       -
  International treaty tax relief......................................   (12,806)   (2.7)      (1,129)   (0.4)           -       -
  Other-net............................................................       878     0.3        5,351     1.8          942     0.5
                                                                         --------    ----     --------    ----     --------    ----
    Total income taxes.................................................  $135,596    28.1%    $101,494    33.7%    $ 65,696    36.4%
                                                                         ========    ====     ========    ====     ========    ====
                      1997
                                                                                NCE                  PSCo                 SPS
                                                                         -----------------    -----------------    -----------------
Tax computed at U.S. statutory rate on
    pre-tax accounting income..........................................  $142,506    35.0%    $103,199    35.0%    $ 43,529    35.0%
Increase (decrease) in tax from:
  Allowance for funds used during construction.........................    (2,220)   (0.6)      (2,222)   (0.8)          (2)      -
  Amortization of investment tax credits...............................    (5,501)   (1.4)      (5,219)   (1.8)        (250)   (0.2)
  State income taxes, net of Federal income tax  benefit...............     6,617     1.6        5,250     1.8        1,689     1.4
  Cash surrender value of life insurance policies......................   (12,952)   (3.2)     (12,876)   (4.4)         (76)   (0.1)
  Amortization of prior flow-through amounts...........................    12,364     3.0       10,758     3.7        1,610     1.3
  Merger related costs - non-deductible................................     8,274     2.0        4,921     1.7        3,352     2.7
  Foreign tax credit...................................................    (7,043)   (1.7)      (7,043)   (2.4)           -       -
  International treaty tax relief......................................    (6,309)   (1.4)      (6,309)   (2.1)           -       -
  Other-net............................................................    (1,817)   (0.4)         354     0.1       (1,057)   (0.9)
                                                                         --------    ----     --------   -----     --------   -----
    Total income taxes.................................................  $133,919    32.9%    $ 90,813    30.8%    $ 48,795    39.2%
                                                                         ========    ====     ========   =====     ========   =====

     The Company and its regulated subsidiaries have historically provided for deferred income taxes to the extent allowed by their regulatory agencies whereby deferred taxes were not provided on all differences between financial statement and taxable income (the flow-through method). At December 31, 1999, PSCo and SPS are fully normalized for FERC jurisdictional purposes. For state jurisdictional purposes, PSCo is fully normalized in Colorado and Wyoming, and SPS is fully normalized in Texas, Oklahoma, and New Mexico (see Note 10. Regulatory Matters - SPS Electric Cost Adjustment Mechanisms). SPS is fully normalized to the extent allowed by its regulators in Kansas, with flow-through treatment of certain temporary differences. To give effect to temporary differences for which deferred taxes were not previously required to be provided, a regulatory asset was recognized. The regulatory asset represents temporary differences primarily associated with prior flow-through amounts and the equity component of allowance for funds used during construction, net of temporary differences related to unamortized investment tax credits and excess deferred income taxes that have resulted from historical reductions in tax rates (see Note 1. Summary of Significant Accounting Policies).

     The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows (in thousands):

                1999                                                NCE        PSCo       SPS
                                                                 ----------  --------  ---------
Deferred income tax liabilities:
  Accelerated depreciation and amortization...................   $  810,677  $519,315  $282,176
  Plant basis differences (prior flow-through)................      123,724   114,187    49,926
  Allowance for equity funds used during construction.........       72,641    42,811    29,734
  Pensions....................................................       33,258    39,277    (8,161)
  Other.......................................................      121,376    15,764    35,080
                                                                 ----------  --------  --------
    Total.....................................................    1,161,676   731,354   388,755
Deferred income tax assets:
  Investment tax credits......................................       58,151    54,734     2,785
  Contributions in aid of construction........................       93,224    90,132     2,172
  Other.......................................................       47,880    34,191     7,623
                                                                 ----------  --------  --------
    Total.....................................................      199,255   179,057    12,580
                                                                 ----------  --------  --------
        Net deferred income tax liability.....................   $  962,421  $552,297  $376,175
                                                                 ==========  ========  ========

                1998                                                NCE        PSCo       SPS
                                                                 ----------  --------  ---------
Deferred income tax liabilities:
  Accelerated depreciation and amortization....................  $  762,538  $ 471,776  $ 280,949
  Plant basis differences (prior flow-through).................     150,210     98,208     52,383
  Allowance for equity funds used during construction..........      74,903     45,137     29,664
  Pensions.....................................................      29,915     35,053     (6,648)
  Other........................................................     114,456     64,045     36,169
                                                                 ----------  ---------  ---------
      Total....................................................   1,132,022    714,219    392,517
Deferred income tax assets:
  Investment tax credits.......................................      61,912     58,315      2,925
  Contributions in aid of construction.........................      87,685     84,720      2,172
  Other........................................................      33,147     24,461     12,878
                                                                 ----------  ---------  ---------
      Total....................................................     182,744    167,496     17,975
                                                                 ----------  ---------  ---------
         Net deferred income tax liability.....................  $  949,278  $ 546,723  $ 374,542
                                                                 ==========  =========  =========

     As of December 31, 1999, the consolidated group does not have any cumulative Federal or state tax credits which have not been realized. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future. The Company's management intends to reinvest indefinitely, its earnings from the foreign operations of Yorkshire Power. Accordingly, deferred income taxes have not been provided on any cumulative amount of unremitted earnings.

15.  Business Segment Information (NCE, PSCo and SPS)

NCE:
     NCE has three reportable segments: electric utility, gas utility and international. The electric utility segment consists primarily of the activities of the three regulated operating companies that provide wholesale and retail electric service in the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. The gas utility segment consists primarily of the activities of three regulated operating companies providing retail gas service in the states of Colorado and Wyoming. The international segment consists of equity investments in foreign operations held by NCI since early 1997. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those primarily include a company involved in non-regulated power and gas marketing activities throughout the United States; a company that invests in and develops cogeneration and energy related projects; a company that is engaged in engineering, design construction management and other miscellaneous services and a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

     The accounting policies of the segments are the same as those described in
Note 1, Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                                                                                     Eliminations/
                                   Electric      Gas                         All      Unallocated    Consolidated
           1999                    Utility     Utility    International     Other      Amounts *        Total
                                  ----------  ----------  --------------  ---------  -------------   ------------
Revenues:
  External customers............  $2,527,267  $  669,514       $      -   $ 178,649     $        -     $3,375,430
  Intersegment..................         470       7,416              -     121,648              -        129,534
Electric margin.................   1,342,037           -              -          72              -      1,342,109
Gas margin......................           -     262,189              -      10,231          7,416        279,836
Equity in earnings of
  unconsolidated subsidiaries...           -           -         44,908        (643)             -         44,265
Interest charges and preferred
  Dividend requirements.........     178,643      36,162            714      20,204        (18,855)       216,868
Income Taxes....................     155,528      15,904        (13,559)    (30,348)       (14,135)       113,390
Depreciation & amortization.....     223,936      47,349            182       9,446                       280,913
Segment profit..................     252,602      29,717         58,301      19,098        (13,121)       346,597
Segment assets..................   5,189,591   1,057,069        367,408     520,403      1,187,521      8,321,992
Construction expenditures.......     514,814     107,287              -      91,904              -        714,005

                 1998
Revenues:
  External customers............   $2,622,970   $  653,243    $      -     $201,558     $        -     $3,477,771
  Intersegment..................          316        5,281           -       75,209              -         80,806
Electric margin.................    1,339,202            -           -        1,087              -      1,340,289
Gas margin......................            -      260,650           -       12,720          5,322        278,692
Equity in earnings of
  unconsolidated subsidiaries...            -            -      38,127       (2,026)             -         36,101
Interest charges and preferred
  dividend requirements.........      153,462       28,589         745       15,530          6,473        204,799
Income taxes....................      164,189       14,273     (15,817)     (12,075)       (14,974)       135,596
Depreciation & amortization.....      216,288       43,889         121        8,445              -        268,743
Segment profit..................      278,726       29,859      51,978        9,396        (28,002)       341,957
Segment assets..................    4,777,189      973,263     333,069      482,559      1,105,884      7,671,964
Construction expenditures.......      412,005       99,038           -       97,929              -        608,972

                 1997
Revenues:
  External customers............   $2,450,498   $  640,248    $      -     $193,868     $        -     $3,284,614
  Intersegment..................          293        3,825           -       25,819              -         29,937
Electric margin.................    1,269,080            -           -          987              -      1,270,067
Gas margin......................            -      268,423           -        4,882              -        273,305
Equity in earnings of
  unconsolidated subsidiaries...            -            -      35,499       (1,333)             -         34,166
Interest charges and preferred
  dividend requirements.........      151,718       27,376         186       14,168         13,182        206,630
Income taxes....................      146,621       18,555      (1,186)     (26,875)        (3,196)       133,919
Depreciation & amortization.....      193,877       39,833          89        9,279                       243,078
Segment profit..................      215,712       27,034      35,946        1,746        (18,951)       261,487
Segment assets..................    4,770,091    1,060,633     290,845       90,401      1,109,696      7,321,666
Construction expenditures.......      365,219      105,894           -        4,384              -        475,497

* Certain financing costs have been allocated to the operating segments in 1999.


PSCo:

     PSCo has three reportable segments: electric utility, gas utility and international (includes NCI through March 31, 1998). For 1999 and 1998, the electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in the state of Colorado. For 1997 this segment also included a partial year of Cheyenne's regulated operations in the state of Wyoming. For 1999 and 1998, the gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. For 1997, this segment also included a partial year of Cheyenne's regulated operations in the state of Wyoming and WGI's regulated operations in the states of Colorado and Wyoming. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees and a finance company that finances certain of PSCo's current assets.

     The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                                                                                        Eliminations/
                                      Electric      Gas                         All      Unallocated    Consolidated
              1999                    Utility     Utility    International     Other      Amounts *        Total
                                     ----------  ----------  -------------   ---------  -------------   ------------
Revenues from
 external customers...............   $1,561,052  $  657,822       $      -   $  8,082        $      -     $2,226,956
Electric margin...................      854,576           -              -          -               -        854,576
Gas margin........................            -     263,144              -          -               -        263,144
Interest charges and preferred
  dividend requirements...........      115,607      35,301              -     19,010         (13,744)       156,174
Income taxes......................       95,743      15,717                   (14,886)                        96,574
Depreciation & amortization.......      145,945      46,401                     2,019                        194,365
Segment profit....................      155,330      29,289              -     19,646               -        204,265
Segment assets....................    3,300,506   1,026,845              -    452,008         809,583      5,588,942
Construction expenditures.........      392,251     104,896              -     70,135               -        567,282

             1998
Revenues from
 external customers................     $1,635,573    $  640,064    $      -     $  8,449     $      -     $2,284,086
Electric margin....................        833,752             -           -            -            -        833,752
Gas margin.........................              -       259,510           -            -            -        259,510
Equity in earnings of
  Yorkshire Power..................              -             -       3,446            -            -          3,446
Interest charges and preferred
  dividend requirements............         93,579        27,745         192       14,291        7,839        143,646
Income taxes.......................         97,924        13,997         427      (10,854)           -        101,494
Depreciation & amortization........        135,876        43,036          40        1,961            -        180,913
Segment profit.....................        166,066        29,207       2,799       15,015      (18,316)       194,771
Segment assets.....................      2,981,154       944,456           -      433,417      818,609      5,177,636
Construction expenditures..........        313,825        95,692           -       95,210            -        504,727

             1997
Revenues from
 external customers................     $1,474,747    $  631,539    $      -     $ 95,065     $      -     $2,201,351
Electric margin....................        792,274             -           -          314            -        792,588
Gas margin.........................              -       259,426           -        5,920            -        265,346
Equity in earnings of
  Yorkshire Power..................              -             -      34,926            -            -         34,926
Interest charges and preferred
  dividend requirements............         92,684        26,980         186       13,885       14,219        147,954
Income taxes.......................         92,930        18,496      (1,186)     (19,427)           -         90,813
Depreciation & amortization........        125,418        38,983          89        3,961            -        168,451
Segment profit.....................        137,899        25,813      35,946       14,091      (21,459)       192,290
Segment assets.....................      2,955,537     1,027,060     290,845       55,212      670,221      4,998,875
Construction expenditures..........        246,015       103,957           -        2,301            -        352,273

* Certain financing costs have been allocated to the operating segments in 1999.

SPS:

     SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $925.9 million, $951.2 million and $979.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. During the fiscal year ended December 31, 1997, operating results included the activities of Quixx and UE, subsidiaries that were subsequently transferred to NC Enterprises in connection with the PSCo/SPS Merger. These two segments did not meet any of the quantitative thresholds for determining reportable segments.

16. Transactions with Affiliates (PSCo and SPS)

     PSCo and SPS receive various administrative, management, environmental and other support services from NCS, which began operations on May 1, 1997 and construction services from UE. In addition, PSCo and SPS pay interest expense on any short-term borrowings from NCE. Dividends on common stock declared by PSCo and SPS are paid to NCE.

     PSCo sells firm and interruptible transportation services to e prime for gas delivered into the Denver/Pueblo operating area. PSCo purchases gas from e prime to service customers in the Denver/Pueblo operating area. PSCo also receives interest income from NC Enterprises on the note receivable related to the sale of NCI effective March 31, 1998 (see Note 3. Investment in Yorkshire Power). SPS receives interest income from NC Enterprises on the note receivable related to the sale of Quixx and UE as part of the PSCo/SPS Merger. The table below contains the various significant affiliate transactions among the companies and related parties for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                             PSCo                                SPS
                               --------------------------------    -----------------------------
                                 1999        1998        1997        1999       1998       1997
                               --------    --------    --------    -------    -------    -------
Gas revenues...............    $  7,416    $  5,281    $  3,825    $     -    $     -    $     -
Cost of gas sold...........       2,102           -           -          -          -          -
Operating expenses.........     166,619     197,862     108,096     68,866     63,108     36,317
Interest income............      13,494      14,188           -      8,620      8,630      3,618
Interest expenses..........       4,146       1,714         156        790      1,390        747
Dividends declared to NCE..     183,428     188,845      76,093     84,243     75,157     45,092
Construction services......     110,004      68,744      16,934      8,970      6,465      3,832

17. Quarterly Financial Data (Unaudited) (NCE, PSCo and SPS)

       The following summarized quarterly information for 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve-month period due to seasonal and other factors (in thousands, except per share data).

NCE                                                                    Three Months ended
                                                     ---------------------------------------------------
                      1999                            March 31     June 30    September 30   December 31
                    --------                         ----------   ---------   ------------   -----------
Operating revenues {1}...........................     $ 914,695   $ 800,834     $ 812,887      $ 847,014
Operating income.................................       177,292     130,120       191,379        142,897
Net income.......................................       101,300      49,235        97,927         98,135
Earnings per share of common stock outstanding:
   Basic.........................................     $    0.88   $    0.43     $    0.85      $    0.85
   Diluted.......................................     $    0.88   $    0.43     $    0.85      $    0.85

                      1998
                    --------
Operating revenues {1}...........................     $ 916,017   $ 830,959     $ 872,884      $ 857,911
Operating income.................................       181,837     146,666       164,173        157,825
Net income.......................................        86,149      56,593        90,772        108,443
Earnings per share of common stock outstanding:
   Basic.........................................     $    0.78   $    0.50     $    0.82      $    0.96
   Diluted.......................................     $    0.78   $    0.50     $    0.82      $    0.95

PSCo                                                                   Three Months ended
                                                     ---------------------------------------------------
                      1999                            March 31     June 30    September 30   December 31
                    --------                         ----------   ---------   ------------   -----------
Operating revenues {1}...........................     $ 638,870   $ 516,165     $ 484,200      $ 587,721
Operating income.................................       104,185      72,377        90,584         88,360
Net income.......................................        65,939      34,820        49,749         53,757

                      1998
                    --------
Operating revenues...............................     $ 644,642   $ 504,598     $ 541,601      $ 593,245
Operating income.................................        99,846      63,266        76,834         92,072
Net income.......................................        68,897      30,908        44,015         56,283

SPS                                                                    Three Months ended
                                                     ---------------------------------------------------
                      1999                            March 31     June 30    September 30   December 31
                    --------                         ----------   ---------   ------------   -----------
Operating revenues...............................     $ 202,552   $ 224,114     $ 290,587      $ 208,684
Operating income.................................        35,369      36,472        55,913         27,020
Net income.......................................        23,391      22,835        42,534         13,949

                      1998
                    --------

Operating revenues...............................     $ 199,732   $ 264,006     $ 284,648      $ 202,801
Operating income.................................        31,339      49,319        49,458         35,563
Net income.......................................        18,139      36,917        36,929         23,002

{1} In the second quarter of 1999, NCE and PSCo changed their income statement presentation for energy trading activities and began netting revenues and purchased energy costs related to their trading activities in electric and gas revenues, in accordance with EITF 98-10. The NCE and PSCo operating revenues for the quarter ended March 31, 1999 and 1998 have been restated for this change and reflect lower operating revenues than previously reported. For comparative purposes, the NCE March 31, 1999 and 1998 operating revenues have been reduced by $76,728 and $23,487, respectively, and the PSCo March 31, 1999 operating revenues have been reduced by $20,549.

                                                                     SCHEDULE II

                          NEW CENTURY ENERGIES, INC.
                               AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1999, 1998 and 1997


                                                            Additions
                                                     -------------------------
                                         Balance at   Charged     Charged to     Deductions     Balance
                                         beginning      to          other           from        at end
                                         of period    income       accounts      reserves(1)    of year
                                         --------------------------------------------------------------
NCE                                                             (in thousands)

Reserve deducted from related assets:
  Provision for uncollectible accounts:

    1999...............................   $  4,842     $  6,572     $    (31)     $  6,782     $  4,601
                                          ========     ========     ========      ========     ========

    1998...............................   $  5,355     $  6,852     $     41      $  7,406     $  4,842
                                          ========     ========     ========      ========     ========

    1997...............................   $  6,623     $  5,854     $     79      $  7,201     $  5,355
                                          ========     ========     ========      ========     ========

PSCo

Reserve deducted from related assets:
  Provision for uncollectible accounts:

    1999...............................   $  2,254     $  6,225     $      2      $  5,948     $  2,533
                                          ========     ========     ========      ========     ========

    1998...............................   $  2,272     $  5,593     $    (32)     $  5,579     $  2,254
                                          ========     ========     ========      ========     ========

    1997...............................   $  4,049     $  5,193     $   (500)     $  6,470     $  2,272
                                          ========     ========     ========      ========     ========

SPS

Reserve deducted from related assets:
  Provision for uncollectible accounts:

    1999...............................   $  1,695     $   (160)    $     (2)     $    851     $    682
                                          ========     ========     ========      ========     ========

    1998...............................   $  2,442     $    400     $     (7)     $  1,140     $  1,695
                                          ========     ========     ========      ========     ========

    1997...............................   $  2,574     $    661     $    (62)     $    731     $  2,442
                                          ========     ========     ========      ========     ========

(1)  Uncollectible accounts written off or transferred to other parties.

                                                                   EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)

                                                                        Year Ended December 31,
                                                           ------------------------------------------------
                                                             1999      1998      1997      1996      1995
                                                           --------  --------  --------  --------  --------
                                                                     (in thousands, except ratios)
Fixed charges:
 Interest on long-term debt..............................  $120,563  $115,808  $114,460  $ 92,205  $ 85,832
 Dividends on PSCo obligated mandatorily redeemable
   preferred securities..................................    15,200     9,711         -         -         -
 Interest on borrowings against COLI contracts...........    58,611    51,664    46,082    40,160    34,717
 Other interest..........................................    26,525    20,849    24,117    17,238    23,392
 Amortization of debt discount and expense less premium..     4,543     4,274     3,987     3,621     3,278
 Interest component of rental expense....................     9,102     8,233     9,012    10,649     6,729
                                                           --------  --------  --------  --------  --------

   Total.................................................  $234,544  $210,539  $197,658  $163,873  $153,948
                                                           ========  ========  ========  ========  ========

Earnings (before fixed charges and taxes on income):
 Net income..............................................  $204,265  $200,103  $204,042  $190,346  $178,856
 Fixed charges as above..................................   234,544   210,539   197,658   163,873   153,948
 Provisions for Federal and state taxes on income,
  net of investment tax credit amortization..............    96,574   101,494    90,813    96,331    95,357
                                                           --------  --------  --------  --------  --------

   Total.................................................  $535,383  $512,136  $492,513  $450,550  $428,161
                                                           ========  ========  ========  ========  ========

Ratio of earnings to fixed charges.......................      2.28      2.43      2.49      2.75      2.78
                                                           ========  ========  ========  ========  ========

                                                                   EXHIBIT 12(b)

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                       COMPUTATION OF RATIO OF EARNINGS
                               TO FIXED CHARGES

           (not covered by Report of Independent Public Accountants)

                                                                               Year Ended            Trans-        Year Ended
                                                                              December 31,            ition        August 31,
                                                                      ----------------------------             ------------------
                                                                        1999      1998      1997     Period      1996      1995
                                                                      --------  --------  --------  --------   --------  --------
                                                                                     (in thousands, except ratios)
Fixed charges:
    Interest on long-term debt....................................    $ 47,640  $ 44,220  $ 44,112  $15,556    $ 44,964  $ 40,645
    Dividends on SPS obligated mandatorily redeemable
      preferred securities........................................       7,850     7,850     7,850    1,526           -         -
    Other interest................................................       6,256     8,925     7,444    1,612       6,561     3,219
    Amortization of debt discount and expense less premium........       2,378     2,251     2,244      235         577       534
    Interest component of rental expense..........................         764       806     1,425      415       1,245     1,292
                                                                      --------  --------  --------  -------    --------  --------

       Total......................................................    $ 64,888  $ 64,052  $ 63,075  $19,344    $ 53,347  $ 45,690
                                                                      ========  ========  ========  =======    ========  ========

Earnings (before fixed charges and taxes on income):
    Net income....................................................    $102,709  $114,987  $ 75,575  $19,137    $105,773  $119,477
    Fixed charges as above........................................      64,888    64,052    63,075   19,344      53,347    45,690
    Provisions for Federal and state taxes on income,
      net of investment tax credit amortization...................      59,399    65,696    48,795   10,987      65,297    67,649
                                                                      --------  --------  --------  -------    --------  --------

       Total......................................................    $226,996  $244,735  $187,445  $49,468    $224,417  $232,816
                                                                      ========  ========  ========  =======    ========  ========

Ratio of earnings to fixed charges................................        3.50      3.82      2.97     2.56        4.21      5.10
                                                                      ========  ========  ========  =======    ========  ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Does not apply.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant (NCE, PSCo and SPS)

     Biographies concerning the directors of NCE are contained under ELECTION OF DIRECTORS in NCE's 2000 Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning the executive officers of NCE as of December 31, 1999. Information concerning directors and executive officers of PSCo and SPS has been omitted pursuant to General Instructions I(2)(c).

NEW CENTURY ENERGIES, INC.

Name                     Age       Occupation/Title                                                 Period
----                     ---       ----------------                                                 ------
Executive Officers
------------------
Bill D. Helton (a)       61        Chairman of the Board, CEO and Director                          1997-Present
                                   Chairman of the Board and Director                               1997-Present
                                      Public Service Company of Colorado, Cheyenne Light,
                                      Fuel and Power Company, NC Enterprises, Inc.
                                      New Century Services, Inc., and e prime, inc.
                                   Chairman of the Board and Director, New Century-                 1997-1999
                                      Cadence, Inc.
                                   Director, Southwestern Public Service Company                    1990-Present
                                   CEO, Southwestern Public Service Company                         1990-1997
                                   Chairman of the Board, Southwestern Public Service Company,      1991-Present
                                      Quixx Corporation and Utility Engineering Corporation
                                   Director, Quixx Corporation                                      1990-Present
                                   Chairman of the Board and Director, Quixx Power Services, Inc.   1993-Present
                                   Director, Utility Engineering Corporation                        1989-Present
                                   Director, New Century International, Inc.                        1998-Present
                                   Chairman of the Board and Director, New Century-                 1998-1999
                                      Centrus, Inc.
                                   Chairman of the Board and Director,                              1998-Present
                                      New Century Energies Foundation
Wayne H. Brunetti (b)    57        Vice Chairman, President, COO, and Director                      1997-Present
                                   Vice Chairman and CEO, Public Service Company of                 1997-Present
                                      Colorado and Cheyenne Light, Fuel and Power Company
                                   President and Director, Public Service Company of Colorado       1994-Present
                                   Vice Chairman, President, CEO, and Director,                     1997-Present
                                      NC Enterprises, Inc. and New Century Services, Inc.
                                   Vice Chairman, President, CEO and Director, New                  1997-1999
                                      Century-Cadence, Inc.
                                   Chairman, 1480 Welton, Inc., Green and Clear Lakes               1997-Present
                                      Company, and WestGas InterState, Inc.
                                   Chairman, PSR Investments, Inc. and PS Colorado Credit           1997-1998
                                      Corporation
                                   President and Director, 1480 Welton, Inc.                        1996-Present
                                   Vice Chairman, CEO, and Director, Southwestern Public            1997-Present
                                      Service Company
                                   Director, Cheyenne Light, Fuel and Power Co., Green and          1994-Present
                                      Clear Lakes Company, and WestGas InterState, Inc.
                                   Director, PSR Investments, Inc. and PS Colorado Credit           1994-1998

                                      Corporation
                                   Director, Young Gas Storage Company and e prime, inc.            1995-Present
                                   President and Director, Fuel Resources Development Co.           1995-Present
                                   President, Green and Clear Lakes Company and WestGas             1995-Present
                                      InterState, Inc.
                                   President, New Century International, Inc.                       1997-1997
                                   Director, New Century International, Inc.                        1997-Present
                                   Chairman of the Board, New Century International, Inc.           1998-Present
                                   President, PSR Investments, Inc. and PS Colorado Credit          1996-1998
                                      Corporation
                                   Director, Yorkshire Electricity Group plc, Yorkshire             1997-Present
                                      Holdings, plc and Yorkshire Power Group Limited
                                   Chairman of the Board, Cheyenne Light, Fuel and Power            1997-1997
                                      Company and e prime, inc.
                                   Vice Chairman and Director, Quixx Corporation and
                                      Utility Engineering Corporation                               1997-Present
                                   Vice Chairman, Yorkshire Holdings plc                            1997-1998
                                   Vice Chairman, e prime, inc.                                     1997-Present
                                   Vice Chairman, Yorkshire Electricity Group plc                   1997-1998
                                   Chairman of the Board, Yorkshire Electricity Group, plc          1998-Present
                                   Chairman of the Board and Director, Yorkshire Power              1998-Present
                                      Group Limited, Yorkshire Holdings plc
                                   Chairman of the Board and Director                               1998-1999
                                      Planergy (Delaware) Inc., Planergy Energy Services
                                      Corporation, Planergy New York, Inc., Planergy
                                      Power II, Inc., Planergy Services USA, Inc., Planergy
                                      Services of California, Inc., Planergy Services of Houston,
                                      Inc., Planergy Services of Texas, Inc., Planergy Services,
                                      Inc., Planergy, Inc., Cogeneration Capital Associates
                                      Incorporated, The Planergy Group, Inc.
                                   President and Director, New Century Energies Foundation          1998-Present
                                   Vice Chairman, Director, President and CEO, New Century-         1998-Present
                                      Centrus, Inc.
                                   Director, New Century O&M Services, Inc.                         1998-Present
                                   Director, New Century WYCO, Inc.                                 1999-Present
Richard C. Kelly (e)     53        Executive Vice President and Chief Financial Officer             1997-Present
                                   President, Treasurer, and Director                               1995-1997
                                   Executive Vice President and Director, Public Service            1997-Present
                                      Company of Colorado and Southwestern Public Service
                                      Company
                                   Chief Financial Officer, Public Service Company of               1997-1998
                                      Colorado and Southwestern Public Service
                                      Company
                                   Senior Vice President, Public Service Company of Colorado        1990-1997
                                   Treasurer, Public Service Company of Colorado                    1986-1997
                                   Executive Vice President and Director, NC Enterprises, Inc.      1997-Present
                                      and New Century Services, Inc.
                                   Treasurer, Fuel Resources Development Co., Green and             1994-Present
                                      Clear Lakes Company and WestGas InterState, Inc.
                                   Treasurer, 1480 Welton, Inc. and Cheyenne Light, Fuel and        1994-1998
                                      Power Company
                                   Director, Texas-Ohio Pipeline, Inc.,                             1996-Present
                                      and e prime Networks, Inc.
                                   Director, Quixx Corporation, Utility Engineering Corporation,    1997-Present

                                      Yorkshire Electricity Group plc, Yorkshire Holdings plc
                                      and Yorkshire Power Group Limited
                                   Director, 1480 Welton, Inc.                                      1989-Present
                                   Director, Cheyenne Light, Fuel and Power Company                 1990-Present
                                   Vice President, Fuel Resources Development Co.                   1990-Present
                                   Director, Fuel Resources Development Co.                         1991-Present
                                   Director, Green and Clear Lakes Company and Natural Fuels        1990-Present
                                      Corporation
                                   Director, New Century International, Inc.                        1997-Present
                                   Secretary, New Century International, Inc.                       1997-1998
                                   Chairman of the Board, New Century-Cadence, Inc.                 1999-Present
                                   Treasurer, New Century-Cadence, Inc.                             1997-1999
                                   Director, New Century-Cadence, Inc.                              1997-Present
                                   Director, PSR Investments, Inc.                                  1986-Present
                                   Vice President, PSR Investments, Inc.                            1986-1998
                                   Director, PS Colorado Credit Corporation                         1987-Present
                                   Vice President, PS Colorado Credit Corporation                   1987-1998
                                   Director, WestGas InterState, Inc.                               1993-Present
                                   Director, Young Gas Storage Company and e prime inc.             1995-Present
                                   Vice President and Treasurer, Young Gas Storage Company          1995-1998
                                   Secretary, Treasurer and Director, e prime Energy Marketing,     1997-Present
                                      Inc.
                                   President and CEO, e prime inc.                                  1997-Present
                                   Chairman and Director, e prime Florida, Inc. and e prime         1999-Present
                                      Georgia, Inc.
                                   Vice President and Treasurer, e prime, inc.                      1995-1997
                                   Chairman of the Board, Texas-Ohio Pipeline, Inc.                 1997-Present
                                   Chairman of the Board, Young Gas Storage Company                 1998-Present
                                   Chief Financial Officer, New Century Services, Inc.,             1998-Present
                                      WestGas InterState, Inc. and Green and Clear Lakes
                                      Company
                                   Director, Planergy (Delaware), Inc., Planergy Energy             1998-Present
                                      Services Corporation, Planergy Services USA, Inc.,
                                      Planergy Services of California, Inc., Planergy Services
                                      of Houston, Inc., Planergy Services of Texas, Inc.,
                                      Planergy Services, Inc., Planergy, Inc., Cogeneration
                                      Capital Associates Incorporated
                                   Vice President and Director, Planergy New York, Inc.,            1998-Present
                                      Planergy Power II, Inc., The Planergy Group, Inc.
                                   President and Director, NCE Communications, Inc.                 1996-Present
                                      (formerly e prime Telecom, Inc.)
                                   Treasurer, New Century-Centrus, Inc.                             1998-Present
                                   Director, New Century-Centrus, Inc.                              1998-1999
                                   Treasurer and Director, New Century Energies Foundation          1998-Present
                                   Management Committee Representative, ep3, L.P.                   1996-Present
                                   Director, ep3, L.P.                                              1998-Present
                                   Treasurer and Corporate Secretary, e prime Networks, Inc.        1998-Present
Paul J. Bonavia (c)      48        Senior Vice President and General Counsel                        1997-Present
                                   General Counsel, 1480 Welton, Inc., Green and Clear Lakes        1998-Present
                                      Company, NC Enterprises, Inc., PSR Investments, Inc.,
                                      PS Colorado Credit Corporation, WestGas InterState, Inc.
                                   Senior Vice President and General Counsel, Cheyenne Light,       1998-Present
                                      Fuel and Power Company, New Century Services, Inc.,

                                      Public Service Company of Colorado and Southwestern
                                      Public Service Company
                                   President, General Counsel and Director, New Century             1998-Present
                                      International, Inc.
                                   Director, Yorkshire Power Group Limited, Yorkshire Holdings      1998-Present
                                      plc and Yorkshire Electricity Group plc
Brian P. Jackson (d)     41        Senior Vice President Finance and Administrative Services        1997-Present
                                   Treasurer, Chief Financial Officer and Director,
                                      1480 Welton, Inc., NC Enterprises,                            1998-Present
                                      Inc. and Cheyenne Light, Fuel and Power Company
                                   Treasurer and Chief Financial Officer, NCE                       1998-Present
                                      Communications, Inc. and New Century International, Inc.
                                   Chairman of the Board, President, Chief Financial                1998-Present
                                   Officer, and Director, PSR Investments, Inc.
                                      and PS Colorado Credit Corporation
                                   Chairman of the Board, New Century-Centrus, Inc.                 1999-Present
                                   Treasurer, Planergy (Delaware), Inc., Planergy Energy            1998-Present
                                      Services Corporation, Planergy Limited, Planergy New
                                      York, Inc., Planergy Power II, Inc., Planergy Services
                                      USA, Inc., Planergy Services of California, Inc., Planergy
                                      Services of Houston, Inc., Planergy Services of Texas, Inc.,
                                      Planergy Services, Inc., Planergy, Inc., The Planergy Group,
                                      Inc., Cogeneration Capital Associates Incorporated
                                   Treasurer                                                        1999-Present
                                   Treasurer, Public Service Company of Colorado,                   1999-Present
                                      Southwestern Public Service Company, New Century
                                      Services, Inc., New Century O&M Services, Inc., e prime
                                      Florida, Inc. and e prime Georgia, Inc.
                                   Treasurer and Vice President, New Century-Cadence, Inc.          1999-Present
                                   Director, New Century-Centrus, Inc.                              1998-Present
                                   Treasurer and Director, New Century WYCO, Inc.                   1999-Present
                                   Treasurer and Director, e prime, inc.                            1998-Present
                                   Vice President, WestGas Interstate, Inc.                         1999-Present
                                   Senior Vice President and Chief Financial Officer,               1998-Present
                                      Southwestern Public Service Company
                                   Senior Vice President, Chief Financial Officer and               1998-Present
                                      Director, Public Service Company of Colorado
                                   Senior Vice President, New Century Services, Inc.                1998-Present
                                   Management Committee Representative, Centrus, LLP                1998-Present
Teresa S. Madden         43        Controller                                                       1997-Present
                                   Secretary                                                        1997-1998
                                   Controller, Public Service Company of Colorado, Southwestern     1997-Present
                                      Public Service Company and New Century Services, Inc.
                                   Secretary, Public Service Company of Colorado and New            1997-1998
                                      Century Services, Inc.
                                   Assistant Secretary, Southwestern Public Service Company         1997-1998
                                   Director, Yorkshire Power Group Limited, Yorkshire Holdings      1997-1998
                                      plc and Yorkshire Electricity Group plc
                                   Secretary, Fuel Resources Development Co.                        1997-Present
                                   Secretary, NC Enterprises, Inc.,  WestGas InterState, Inc.,      1997-1998
                                      e prime, inc., Cheyenne Light, Fuel and Power Company,
                                      New Century-Cadence, Inc. and Texas-Ohio Pipeline, Inc.
                                   Manager of Corporate Accounting, Public Service Company          1990-1997

                                      of Colorado
                                   Assistant Secretary, Public Service Company of Colorado          1995-1997
                                      and e prime, inc.
                                   Assistant Secretary, 1480 Welton, Inc., PSR Investments, Inc.,   1991-1998
                                      PS Colorado Credit Corporation,
                                   Assistant Secretary, Cheyenne Light, Fuel and Power              1991-1997
                                      Company and Fuel Resources Development Co.
                                   Controller, 1480 Welton, Inc., Cheyenne Light, Fuel              1998-Present
                                      and Power Company, Green and Clear Lakes Company,
                                      NC Enterprises, Inc., New Century International, Inc.,
                                      PSR Investments, Inc., PS Colorado Credit Corporation,
                                      and WestGas InterState, Inc.
                                   Assistant Secretary, Yorkshire Electricity Group plc, Yorkshire  1998-Present
                                      Holdings plc, and Yorkshire Power Group Limited
David M. Wilks           53        Executive Vice President and Director, Public Service Company    1997-Present
                                      of Colorado and New Century Services, Inc.
                                   Executive Vice President and Director, New Century-Cadence,      1997-1998
                                      Inc.
                                   Director, Cheyenne Light, Fuel and Power Company                 1997-Present
                                   Director, Southwestern Public Service Company, Quixx Power       1995-Present
                                      Services, Inc., Utility Engineering Corporation and Quixx
                                      Corporation
                                   President and Chief Operating Officer, Southwestern Public       1995-Present
                                      Service Company
                                   Senior Vice President, Southwestern Public Service Company       1991-1995
                                   Director, WestGas InterState, Inc. and Young Gas Storage         1998-Present
                                      Company
                                   Vice President and Director, New Century Energies Foundation     1998-Present
                                   Chairman, President and Director, New Century O&M                1999-Present
                                      Services Inc.
                                   Chairman, President, CEO and Director, New Century               1999-Present
                                      WYCO, Inc.
Cathy J. Hart (f)        50        Secretary                                                        1998-Present
                                   Secretary, 1480 Welton, Inc., Cheyenne Light, Fuel and Power     1998-Present
                                      Company, Cogeneration Capital Associates Incorporated,
                                      Green and Clear Lakes Company, NC Enterprises, Inc.,
                                      New Century International, Inc., New Century Services,
                                      Inc., New Century-Cadence, Inc., New Century-Centrus,
                                      Inc., PSR Investments, Inc., PS Colorado Credit Corporation,
                                      Planergy (Delaware), Inc., Planergy Energy Services
                                      Corporation, Planergy Limited, Planergy New York, Inc.,
                                      Planergy Power II, Inc., Planergy Services USA, Inc.,
                                      Planergy Services of California, Inc., Planergy Services
                                      of Houston, Inc., Planergy Services of Texas, Inc.,
                                      Planergy Services, Inc., Planergy, Inc., Public Service
                                      Company of Colorado, Texas-Ohio Pipeline, Inc.,
                                      The Planergy Group, Inc., WestGas InterState, Inc.,
                                      Young Gas Storage Company and e prime, Inc.
                                   Secretary, NCE Communications, Inc., New Century                 1999-Present
                                      O&M Services, Inc., New Century WYCO, Inc.,
                                      e prime Florida, Inc. and e prime Georgia, Inc.
                                   Assistant Secretary, Southwestern Public Service Company         1998-Present
                                   Manager, Corporate Communications, Public Service                1993-1996

                                      Company of Colorado
Tom Petillo (g)          55        Executive Vice President, New Century Services, Inc.             1998-Present
                                   President and Director, New Century International, Inc.          1997-1998
                                   Executive Vice President, Public Service Company of
                                      Colorado and Southwestern Public Service Company              1998-Present
                                  Chairman of the Board and Director, Planergy Limited              1998-Present
                                  Senior Vice President Planergy New York, Inc. and                 1998-1999
                                      Planergy, Inc.
                                   Vice President, Cogeneration Capital Associates                  1998-1999
                                      Incorporate, Planergy (Delaware), Inc.,
                                      Planergy Energy Services Corporation,
                                      Planergy Services USA, Inc., Planergy Services of
                                      California Inc., Planergy Services of Houston, Inc.,
                                      Planergy Services of Texas, Inc., Planergy Services, Inc.
                                   Director, Cogeneration Capital Associates Incorporated,          1998-Present
                                      Planergy (Delaware), Inc., Planergy Energy Services
                                      Corporation, Planergy Services USA, Inc., Planergy Services
                                      of California, Inc., Planergy Services of Houston, Inc.,
                                      Planergy Services of Texas, Inc. Planergy Services, Inc.,
                                      Planergy, Inc. and Planergy New York, Inc.
                                   President, Planergy Power II, Inc. and The Planergy Group, Inc.  1998-1999
                                   Director, Planergy Power II, Inc. and The Planergy Group, Inc.   1998-Present
                                   Chairman of the Board, Planergy (Delaware) Inc.,                 1999-Present
                                      Planergy Energy Services Corporation,
                                      Planergy New York, Inc., Planergy Power II, Inc.,
                                      Planergy Services USA, Inc., Planergy Services of
                                      California, Inc., Planergy Services of Houston, Inc.,
                                      Planergy Services of Texas, Inc., Planergy Services,
                                      Inc., Planergy, Inc., Cogeneration Capital Associates
                                      Incorporated, The Planergy Group, Inc.
                                   President and CEO, New Century-Cadence, Inc.                     1999-Present
                                   Executive Vice President, New Century-Cadence, Inc.              1998-1999
                                   Director, New Century-Cadence, Inc.                              1998-Present
                                   Director, e prime Florida, Inc. and e prime Georgia, Inc.        1999-Present
                                   Vice President and Director, New Century-Centrus, Inc.           1998-1999
Henry H. Hamilton        61        Executive Vice President and Director, Southwestern Public       1997-Present
                                      Service Company, Public Service Company of
                                      Colorado and New Century Services, Inc.
                                   Vice President of Production, Southwestern Public Service        1987-1997
                                      Company
                                   Director, Quixx Power Services, Inc.                             1993-Present
                                   Chairman of the Board and President                              1998-1999
                                      KES Montego, Inc., Quixx Borger Cogen, Inc.,
                                      Quixx Carolina, Inc., Quixx Mustang Station, Inc.,
                                      Quixx WPP94, Inc. and Quixxlin Corp.
                                   Director, KES Montego, Inc., Quixx Borger Cogen, Inc.,           1998-Present
                                      Quixx Carolina, Inc.,
                                      Quixx Mustang Station, Inc., Quixx WPP94, Inc.
                                      and Quixxlin Corp.
                                   President, CEO, COO and Director, Quixx Corporation              1998-1999
                                   President and CEO, Quixx Power Services, Inc.                    1998-Present
                                   Vice President, Quixx Carolina, Inc.,                            1999-Present

                                      Quixx Power Services, Inc., Quixx WPP94, Inc.
                                      KES Montego, Inc., Quixx Borger Cogen, Inc.,
                                      Quixx Mustang Station, Inc. and Quixxlin Corp.
                                   Director, Utility Engineering Corporation                        1998-Present
                                   CEO, Borger Funding Corporation                                  1998-Present

     There are no family relationships between executive officers or directors of the registrants. There are no arrangements or understandings between the executive officers individually and any other person with reference to their being selected as officers of each registrant. All executive officers of each registrant are elected annually by the respective Board of Directors.

(a) Mr. Helton will retire as Chairman and CEO effective March 1, 2000 and Mr. Brunetti has been elected to succeed Mr. Helton.
(b) Mr. Brunetti was Executive Vice President of Florida Power & Light Company from 1987 through May 1991.
(c) Mr. Bonavia was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP from March 1997 through December 1997 and Senior Vice President at Dominion Resources, Inc. from 1991 through February 1997. Also, Mr. Bonavia is a member of the audit and finance committee of Yorkshire Electricity Group plc.
(d) Mr. Jackson was named Treasurer of New Century Energies, Inc. effective January 1, 1999. Mr. Jackson was employed by Arthur Andersen LLP from 1980 through November 1997. He was a partner with the firm from 1994 through 1997.
(e) Mr. Kelly is Chairman of the audit committee and a member of the finance committee of Yorkshire Electricity Group plc.
(f) Ms. Hart was self-employed as communications and marketing consultant, Sydney, Australia and Denver, Colorado from June 1996 through June 1998.
(g) Mr. Petillo was Director and President, Qualtec Quality Services, Inc. from August 1992 through October 1995 and Senior Vice President of Florida Power & Light Company from June 1991 through December 1995.

Item 11.  Executive Compensation

     Information concerning executive compensation for NCE is contained under Compensation Of Executive Officers And Directors in NCE's 2000 Proxy Statement, which information is incorporated herein by reference. Information concerning executive compensation for PSCo and SPS has been omitted pursuant to General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of the directors and officers of NCE is contained under Election Of Directors in NCE's 2000 Proxy Statement, which information is incorporated herein by reference. Information concerning the security ownership of the directors and officers of PSCo and SPS is omitted pursuant to General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions

     Information concerning relationships and related transactions of the directors and officers of NCE is contained under Certain Relationships And Related Transactions in NCE's 2000 Proxy Statement, which information is incorporated herein by reference. PSCo and SPS have no information concerning relationships and related transactions required to be disclosed.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules, and Exhibits:

     (1) Financial Statements and Reports of Independent Public Accountants on the financial statements for NCE, PSCo and SPS are listed under Item
          8. herein.

     (2)  Financial Statement Schedules.
          Reports of Independent Public Accountants as to Schedules for NCE, PSCo and SPS are included in the Reports of Independent Public Accountants for each registrant.

     (3)  Exhibits.
          Exhibits for NCE, PSCo and SPS are listed in Index to Exhibits below.

(b)  Reports on Form 8-K:

     No Form 8-K reports were filed since the end of the third quarter of 1999.

                                    EXPERTS

     The consolidated balance sheets of New Century Energies, Inc. and its subsidiaries as of December 31, 1999 and 1998, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and the related financial statement schedule, included in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report with respect thereto, and are included herein in reliance upon the authority of said firm as experts in giving said report.

     The consolidated balance sheets and statements of capitalization of Public Service Company of Colorado and its subsidiaries as of December 31, 1999 and 1998, the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999, and the related financial statement schedule, included in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report with respect thereto, and are included herein in reliance upon the authority of said firm as experts in giving said report.

     The balance sheets and statements of capitalization of Southwestern Public Service Company as of December 31, 1999 and 1998, the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999, and the related financial statement schedule, included in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report with respect thereto, and are included herein in reliance upon the authority of said firm as experts in giving said report.

                                                                      EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into New Century Energies, Inc.'s previously filed Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; New Century Energies, Inc.'s Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; New Century Energies, Inc.'s Registration Statements (Forms S-3, File Nos. 333-40361 and 333-6407) pertaining to the registration of NCE Common Stock and New Century Energies, Inc.'s Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan.

     As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into Public Service Company of Colorado's previously filed Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; Public Service Company of Colorado's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; Public Service Company of Colorado's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; Public Service Company of Colorado's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; Public Service Company of Colorado's Registration Statement
(Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and Public Service Company of Colorado's Registration Statement (Form S-3, File No. 333-81791) pertaining to the shelf registration of Public Service Company of Colorado's Senior Debt Securities.

     As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into Southwestern Public Service Company's previously filed Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; Southwestern Public Service Company's Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and Southwestern Public Service Company's Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan.


                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
 February 22, 2000.

                                                                      EXHIBIT 24
                               POWER OF ATTORNEY

     Each director and/or officer of New Century Energies, Inc., whose signature appears herein hereby appoints Wayne H. Brunetti and Richard C. Kelly, and each of them severally, and each director and/or officer of Public Service Company of Colorado and Southwestern Public Service Company, whose signature appears herein hereby appoints Wayne H. Brunetti and Brian P. Jackson, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated herein, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K.

                          NEW CENTURY ENERGIES, INC.
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2000.

                                    NEW CENTURY ENERGIES, INC.

                                    By   /s/ Richard C. Kelly
                                    ---------------------------------
                                            Richard C. Kelly
                                       Executive Vice President and
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of New Century Energies, Inc. and in the capacities and on the date indicated.


     Signature                     Title                         Date
--------------------------------------------------------------------------------


/s/ Bill D. Helton              Principal Executive           February 22, 2000
-----------------------------
Bill D. Helton                  Officer and Director
Chairman of the Board and
Chief Executive Officer


/s/ Richard C. Kelly            Principal Financial Officer   February 22, 2000
-----------------------------
Richard C. Kelly
Executive Vice President and
Chief Financial Officer


/s/ Teresa S. Madden            Principal Accounting Officer  February 22, 2000
-----------------------------
Teresa S. Madden
Controller

     Signature                               Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ Bill D. Helton
-------------------------------         Chairman of the Board                   February 22, 2000
Bill D. Helton                          and Director

/s/ Wayne H. Brunetti
-------------------------------         Vice Chairman and
Wayne H. Brunetti                       Director                                February 22, 2000

/s/ C.Coney Burgess
-------------------------------         Director                                February 22, 2000
C. Coney Burgess

/s/ Danny H. Conklin
-------------------------------         Director                                February 22, 2000
Danny H. Conklin

/s/ Giles M. Forbess
-------------------------------         Director                                February 22, 2000
Giles M. Forbess

/s/ Gayle L. Greer
-------------------------------         Director                                February 22, 2000
Gayle L. Greer

/s/ R. R. Hemminghaus
-------------------------------         Director                                February 22, 2000
R. R. Hemminghaus

/s/ A. Barry Hirschfeld
-------------------------------         Director                                February 22, 2000
A. Barry Hirschfeld

/s/ J. Howard Mock
-------------------------------         Director                                February 22, 2000
J. Howard Mock


-------------------------------         Director                                February 22, 2000
Albert F. Moreno

/s/ J. Michael Powers
-------------------------------         Director                                February 22, 2000
J. Michael Powers

/s/ Rodney E. Slifer
-------------------------------         Director                                February 22, 2000
Rodney E. Slifer

     Signature                               Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ W.Thomas Stephens
-------------------------------         Director                                February 22, 2000
W. Thomas Stephens

/s/ Robert G. Tointon
-------------------------------         Director                                February 22, 2000
Robert G. Tointon

                      PUBLIC SERVICE COMPANY OF COLORADO
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2000.

                                    PUBLIC SERVICE COMPANY OF COLORADO

                                    By   /s/ Brian P. Jackson
                                    ------------------------------
                                            Brian P. Jackson
                                       Senior Vice President, Finance and
                                      Administrative Services, Chief Financial
                                           Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Public Service Company of Colorado and in the capacities and on the date indicated.

     Signature                                    Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ Wayne H. Brunetti                        Principal Executive                     February 22, 2000
----------------------------------------
Wayne H. Brunetti                            Officer and Director
Chairman, President and
Chief Executive Officer


/s/ Brian P. Jackson                         Principal Financial Officer             February 22, 2000
----------------------------------------
Brian P. Jackson                             and Director
Senior Vice President, Finance and
Administrative Services, Chief Financial
Officer and Treasurer


/s/ Teresa S. Madden                         Principal Accounting Officer            February 22, 2000
----------------------------------------
Teresa S. Madden
Controller

     Signature                                    Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ Wayne H. Brunetti                        Director                                February 22, 2000
----------------------------------------
Wayne H. Brunetti

/s/ Henry H. Hamilton                        Director                                February 22, 2000
----------------------------------------
Henry H. Hamilton

/s/ Brian P. Jackson                         Director                                February 22, 2000
----------------------------------------
Brian P. Jackson

/s/ Richard C. Kelly                         Director                                February 22, 2000
----------------------------------------
Richard C. Kelly

/s/ David M. Wilks                           Director                                February 22, 2000
----------------------------------------
David M. Wilks

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2000.

                                    SOUTHWESTERN PUBLIC SERVICE COMPANY

                                    By   /s/ Brian P. Jackson
                                    ------------------------------
                                           Brian P. Jackson
                                     Senior Vice President, Finance and
                                    Administrative Services, Chief Financial
                                           Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southwestern Public Service Company and in the capacities and on the date indicated.

     Signature                                    Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ Wayne H. Brunetti
----------------------------------------     Principal Executive                     February 22, 2000
Wayne H. Brunetti                            Officer and Director
Chairman and
Chief Executive Officer


/s/ Brian P. Jackson
----------------------------------------     Principal Financial Officer             February 22, 2000
Brian P. Jackson
Senior Vice President, Finance and
Administrative Services, Chief Financial
Officer and Treasurer


/s/ Teresa S. Madden
----------------------------------------     Principal Accounting Officer            February 22, 2000
Teresa S. Madden
Controller

     Signature                                    Title                                 Date
-----------------------------------------------------------------------------------------------------
/s/ Wayne Brunetti                           Director                                February 22, 2000
----------------------------------------
Wayne H. Brunetti

/s/ Henry H. Hamilton
----------------------------------------     Director                                February 22, 2000
Henry H. Hamilton

/s/ Richard C. Kelly
----------------------------------------     Director                                February 22, 2000
Richard C. Kelly

/s/ David M. Wilks
----------------------------------------     Director                                February 22, 2000
David M. Wilks

                                 EXHIBIT INDEX

2  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
NCE
2(a) 1* NCE/NSP Agreement and Plan of Merger dated March 24, 1999 (Form 8-K, March 24, 1999, Exhibit 2.1).

2(b) 1* Merger Agreement and Plan of Reorganization dated August 22, 1995 (Form S-4, Annex I, File No. 33-64951).

PSCo
2(a) 1* Merger Agreement and Plan of Reorganization dated August 22, 1995 (Form 8-K, dated August 22, 1995, File No. 1-3280 - Exhibit 2).

SPS
2(a) 1*   Agreement and Plan of Reorganization dated August 22, 1995 (Form 8-K,
          Exhibit 2, dated August 22, 1995).

3 (i) Articles of Incorporation
NCE
3(a) 1*   Restated Articles of Incorporation dated December 8, 1995 (Form S-4,
          Exhibit 3(a)).

PSCo
3(a) 1* Amended and Restated Articles of Incorporation dated July 10, 1998 (Form 10-K, December 31, 1998, Exhibit 3(a)(1)).

SPS
3(a) 1* Amended and Restated Articles of Incorporation dated September 30, 1997 (Form 10-K, December 31, 1997, Exhibit 3(a)(2)).

3 (ii) By-Laws
NCE
3(b) 1* Restated By-laws dated December 15, 1998 (Form 10-K, December 31, 1998, Exhibit 3(b)(1)).

PSCo
3(b) 1* By-laws dated November 20, 1997 (Form 10-K, December 31, 1997, Exhibit 3(b)(1)).

SPS
3(b) 1*   By-laws dated September 29, 1997 (Form 10-K, December 31, 1997,
          Exhibit 3(b)(2)).

4  Instruments Defining the Rights of Security Holders, Including Indentures
NCE
4(a) 1* Rights Agreement, dated as of August 1, 1997, between New Century Energies, Inc. and the Bank of New York, as Rights Agent (Form 8-K, August 1, 1997-Exhibit 1).

4(a) 2* Amendment as March 24, 1999 to the Rights Agreement, dated as of August 1, 1997, between New Century Energies, Inc. and the Bank of New York (Form 8-K, March 24, 1999, Exhibit 99.2).

PSCo
4(a) 1* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4(a) 2*   Indentures supplemental to Indenture dated as of December 1, 1939:

                            Previous Filing                                                 Previous Filing
                             Form; Date or           Exhibit                                 Form; Date or        Exhibit
        Dated as of            File No.                No.            Dated as of               File No.            No.
        -----------            -------                 ---            -----------               -------             ---
       Mar. 14, 1941             10, 1946              B-2           Sept. 1, 1970           8-K, Sept. 1970         2
       May 14, 1941              10, 1946              B-3           Feb. 1, 1971            8-K, Feb. 1971          2
       Apr. 28, 1942             10, 1946              B-4           Aug. 1, 1972            8-K, Aug. 1972          2
       Apr. 14, 1943             10, 1946              B-5           June 1, 1973            8-K, June 1973          1
       Apr. 27, 1944             10, 1946              B-6           Mar. 1, 1974            8-K, Apr. 1974          2
       Apr. 18, 1945             10, 1946              B-7           Dec. 1, 1974            8-K, Dec. 1974          1
       Apr. 23, 1946            10-K, 1946             B-8           Oct. 1, 1975            S-7, (2-60082)       2(b)(3)
       Apr. 9, 1947             10-K, 1946             B-9           Apr. 28, 1976           S-7, (2-60082)       2(b)(4)
       June 1, 1947           S-1, (2-7075)            7(b)          Apr. 28, 1977           S-7, (2-60082)       2(b)(5)
       Apr. 1, 1948           S-1, (2-7671)          7(b)(1)         Nov. 1, 1977            S-7, (2-62415)       2(b)(3)
       May 20, 1948           S-1, (2-7671)          7(b)(2)         Apr. 28, 1978           S-7, (2-62415)       2(b)(4)
       Oct. 1, 1948             10-K, 1948              4            Oct. 1, 1978             10-K, 1978            D(1)
       Apr. 20, 1949            10-K, 1949              1            Oct. 1, 1979            S-7, (2-66484)       2(b)(3)
       Apr. 24, 1950         8-K, Apr. 1950             1            Mar. 1, 1980             10-K, 1980           4(c)
       Apr. 18, 1951         8-K, Apr. 1951             1            Apr. 28, 1981           S-16, (2-74923)       4(c)
       Oct. 1, 1951          8-K, Nov. 1951             1            Nov.1, 1981             S-16, (2-74923)       4(d)
       Apr. 21, 1952         8-K, Apr. 1952             1            Dec. 1, 1981              10-K, 1981          4(c)
       Dec. 1, 1952          S-9, (2-11120)          2(b)(9)         Apr. 29, 1982             10-K, 1982          4(c)
       Apr. 15, 1953         8-K, Apr. 1953             2            May 1, 1983               10-K, 1983          4(c)
       Apr. 19, 1954         8-K, Apr. 1954             1            Apr. 30, 1984           S-3, (2-95814)        4(c)
       Oct. 1, 1954          8-K, Oct. 1954             1            Mar. 1, 1985              10-K, 1985          4(c)
       Apr. 18, 1955         8-K, Apr. 1955             1            Nov. 1, 1986              10-K, 1986          4(c)
       Apr. 24, 1956            10-K, 1956              1            May 1, 1987               10-K, 1987          4(c)
       May 1, 1957           S-9, (2-13260)         2(b)(15)         July 1, 1990            S-3, (33-37431)       4(c)
       Apr. 10, 1958         8-K, Apr. 1958             1            Dec. 1, 1990              10-K, 1990          4(c)
       May 1, 1959           8-K, May 1959              2            Mar. 1, 1992              10-K, 1992          4(d)
       Apr. 18, 1960         8-K, Apr. 1960             1            Apr. 1, 1993          10-Q, June 30, 1993     4(a)
       Apr. 19, 1961         8-K, Apr. 1961             1            June 1, 1993          10-Q, June 30, 1993     4(b)
       Oct. 1, 1961          8-K, Oct. 1961             2            Nov. 1, 1993            S-3, (33-51167)     4(a)(3)
       Mar. 1, 1962          8-K, Mar. 1962            3(a)          Jan. 1, 1994              10-K, 1993        4(a)(3)
       June 1, 1964          8-K, June 1964             1            Sept. 2, 1994           8-K, Sept. 1994       4(a)
       May 1, 1966           8-K, May 1966              2            May 1, 1996           10Q, June 30, 1996      4(a)
       July 1, 1967          8-K, July 1967             2            Nov. 1, 1996              10-K, 1996        4(a)(3)
       July 1, 1968          8-K, July 1968             2            Feb. 1, 1997          10-Q, Mar. 31, 1997     4(a)
       Apr. 25, 1969         8-K, Apr. 1969             1            April 1, 1998         10-Q, Mar. 31, 1998     4(a)
       Apr. 21, 1970         8-K, Apr. 1970             1

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

4(c) 1* Indenture date May 1, 1998, between PSCo and The Bank of New York, providing for the issuance of Subordinated Debt Securities (Form 8-K, May 6, 1998 - Exhibit 4.2).

4(c) 2* Supplemental Indenture dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 - Exhibit 4.3).

4(c) 3* Preferred Securities Guarantee Agreement dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 - Exhibit 4.4).

4(c) 4* Amended and Restated Declaration of Trust of PSCo Capital and Trust I date May 11, 1998, (Form 8-K, May 6, 1998 - Exhibit 4.1).

4(d) 1* Indenture dated July 1, 1999, between PSCo and The Bank of New York, providing for the issuance of Senior Debt Securities (Form 8-K, July 13, 1999, Exhibit 4.1) and Supplemental Indenture dated July 15, 1999, between PSCo and The Bank of New York (Form 8-K, July 13, 1999,
          Exhibit 4.2).

SPS
4(a) 1* Indenture, dated as of August 1, 1946, providing for the issuance of First Mortgage Bonds (Registration No. 2-6910, Exhibit 7-A).

4(a) 2*   Indentures supplemental to Indenture dated as of August 1, 1946:

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

4(b) 1* Indenture dated February 1, 1999 between SPS and The Chase Manhattan Bank (Form 8-K, February 25, 1999, Exhibit B).

4(b) 2* Supplemental Indenture dated March 1, 1999, between SPS and The Chase Manhattan Bank (Form 8-K, February 25, 1999, Exhibit C).

4(c) 1* Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, August 31, 1991-Exhibit 4(b)).

4(d) 1* Indenture dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(a)).

4(e) 1* Supplemental Indenture dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(b)).

4(f) 1* Guarantee Agreement dated October 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, November 30, 1996 - Exhibit 4(c)).

4(g) 1* Amended and Restated Trust Agreement dated October 21, 1996, among SPS, David M. Wilks, as initial depositor, Wilmington Trust Company and the administrative trustees named therein (Form 10-Q, November 30, 1996 -Exhibit 4(d)).

4(h) 1* Agreement as to Expenses dated October 21, 1996, between SPS and Southwestern Public Service Capital I, (Form 10-K, December 31, 1996 - Exhibit F).

10 Material Contracts
NCE
10(a) 1* Form of Key Executive Change in Control Agreement (Form 10-K, December 31, 1998, Exhibit 10(a)(1)).

10(a) 2* Senior Executive Severance Policy, effective March 24, 1999, between New Century Energies, Inc. and Senior Executives ( Form 10-Q, March 31, 1999, Exhibit 10(a)(2)).

10(b) 1*+   Employment Agreement, effective August 1, 1997, between the Company and Mr. Bill D. Helton (Form S-4, Annex I, File No. 33-64951).

10(b) 2*+   Employment Agreement, effective August 1, 1997, between the Company and Mr. Wayne H. Brunetti (Form S-4, Annex I, File No. 33-64951).

10(b) 3*+   Employment Agreement, effective December 15, 1997, between company and Mr. Paul J. Bonavia (Form 10Q, September 30, 1998 - Exhibit
            10(a)).

10(b) 4+ Amendments to the Employment Agreement between the Company and Mr. Bill D. Helton.

10(b) 5*+   The employment agreement, dated March 24, 1999, among Northern
            States Power Company, New Century Energies, Inc. and Wayne H.
            Brunetti (Form 10-Q, March 31, 1999, Exhibit 10(b)).

10(c) 1*+   Omnibus Incentive Plan, effective August 1, 1997 (Form Def 14A,
            December 31, 1997 - Exhibit A)

10(d) 1*+   Directors' Voluntary Deferral Plan (Form 10-K, December 31, 1998,
            Exhibit 10(d) (1)).

10(e) 1*+   Supplemental Executive Retirement Plan (Form 10-K, December 31,
            1998, Exhibit 10(e) (1)).

10(f) 1*+   Salary Deferral and Supplemental Savings Plan for Executive Officers
            (Form 10-K, December 31, 1998, Exhibit 10(f) (1)).

10(g) 1*+   Salary Deferral and Supplemental Savings Plan for Key Managers (Form
            10-K, December 31, 1998, Exhibit 10(g) (1)).

PSCo
10(a) 1* Amended and Restated Coal Supply Agreement entered into October 1, 1984 but made effective as of January 1, 1976 between the Registrant and Amax Inc. on behalf of its division, Amax Coal Company (Form 10-K, December 31, 1984 - Exhibit 10(c)(1)).

10(a) 2* First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (Form 10-K, December 31, 1988-
            Exhibit 10(c)(2).

10(b) 1*+   Supplemental Executive Retirement Plan for Key Management Employees,
            as amended and restated March 26, 1991 (Form 10-K, December 31,
            1991 - Exhibit 10(e)(2)).

10(b) 2*+   Executive Savings Plan (Form 10-K, December 31, 1991 - Exhibit
            10(e)(5)).

10(b) 3*+   Form of Key Executive Severance Agreement, as amended on August 22, and November 27, 1995. (Form 10-K, December 31, 1995 - Exhibit
            10(3)(4)).

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

10(e) 1* Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated December 30, 1981, as amended November 1, 1979 and December 30, 1981 (Form 10-Q, February 28, 1982 - Exhibit 10(c)).

10(f) 1*+   Incentive Compensation Plan (an Executive Management Plan) as
            amended July 23, 1996 (Form 10-K, August 31, 1996 - Exhibit 10(a)).

10(g) 1*+   1989 Stock Incentive Plan as amended April 23, 1996 (Form 10-K,
            August 31, 1996 - Exhibit 10(b)).

10(h) 1*+   Director's Deferred Compensation Plan as amended January 10, 1990
            (Form 10-K, August 31, 1996 - Exhibit 10(c)).

10(i) 1*+   Supplemental Retirement Income Plan as amended July 23, 1991 (Form
            10-K, August 31, 1996 - Exhibit 10(e)).

10(j) 1*+   EPS Performance Unit Plan dated October 27, 1992 (Form 10-K, August
            31, 1996 - Exhibit 10(a)).

12  Statement Re Computation of Ratios
12(a) PSCo Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 121 herein.

12(b) SPS Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 122 herein.

21          Subsidiaries of the Registrants

23(a)       Consent of Arthur Andersen LLP is set forth at page 132 herein.

24          Power of Attorney is set forth at page 133 herein.

27 Financial Data Schedule UT
27 (a)    Financial Data Schedule for NCE as of December 31, 1999

27 (b)    Financial Data Schedule for PSCo as of December 31, 1999

27 (c)    Financial Data Schedule for SPS as of December 31, 1999

99 Unaudited Pro Forma Combined Condensed Financial Information of New Century Energies, Inc. and Northern States Power Company

-----------
*      Previously filed as indicated and incorporated herein by reference.
+      Management contracts of compensatory plans or arrangements.