Form 10-K/A
period 1999-12-31
NEW CENTURY ENERGIES INC
filed 2000-03-30
CIK 1004858

Form 10-K/A
                                 Amendment No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

             Exact name of registrant as specified in its
             charter, State or other jurisdiction of incorporation
             or organization, Address of principle executive
Commission   offices and Registrant's Telephone Number,           IRS Employer
File Number  including area code                              Identification No.
-----------  -----------------------------------------------  ------------------

1-12927      NEW CENTURY ENERGIES, INC.                           84-1334327
             (a Delaware Corporation)
             1225 17th Street
             Denver, Colorado  80202
             Telephone (303) 571-7511

                                    --------------------

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

      The  following  table  sets  forth  certain  information   concerning  the
directors of NCE as of December 31, 1999.

                         First Year              Principal Occupation and
                         Served as                  Business Experience;
Name and Age              Director                  Other Directorships
--------------------------------------------------------------------------------
R. R. Hemminghaus [f][g]    1997     Chairman Emeritus (1999 to present), Chairman (1987 to 1999)and
63                                     Chief Executive Officer (1987  to  1998), Ultramar Diamond
                                       Shamrock Corporation, San Antonio, Texas;
                                     Chairman, Federal Reserve Bank of Dallas, Texas, 1994 to present;
                                     Director, Luby's, Inc., San Antonio, Texas, 1989 to present;
                                     Director, billserv.com, Inc. (electronic bill presentment company),
                                       San Antonio, Texas, 1999 to present;
                                     Director, CTS Corporation (manufacturer of electronic
                                       components), Elkhart, Indiana, 2000 to present;
                                     Director,  Southwestern  Public Service Company, Amarillo, Texas,
                                       1994 to 1997.

J. Howard Mock [a][g]       1997     Chairman and Chief Executive Officer, Jaynes Corporation (general
58                                     contracting firm), Albuquerque, New Mexico, 1988 to present;
                                     Chairman,  Colorado Jaynes Construction Company, Durango and
                                       Denver, Colorado, 1996 to present;
                                     Advisory  Director,  Norwest  Banks New  Mexico, Albuquerque,
                                       New Mexico, 1994 to present;
                                     President, Associated General Contractors of America, Washington,
                                       D.C., 1997 to 1998;
                                     Chairman, Banes General Contractors, El Paso, Texas, 1988 to
                                       1997;
                                     Director, Southwestern Public Service Company, Amarillo, Texas,
                                       1992 to 1997.

Rodney E. Slifer [a]        1997     Partner, Slifer, Smith & Frampton (a real estate firm), Vail,
65                                     Colorado, 1989 to present;
                                     Director, Alpine Banks of Colorado, 1983 to present;
                                     Director, Public Service Company of Colorado, Denver, Colorado,
                                       1988 to 1997.

                         First Year              Principal Occupation and
                         Served as                  Business Experience;
Name and Age              Director                  Other Directorships
--------------------------------------------------------------------------------
W. Thomas Stephens[e][h]    1997     President, Chief Executive Officer and Director, MacMillan Bloedel
57                                     Ltd. (Canadian manufacturer of building materials,  paper and packaging), 1997 to retirement in 1999;
                                     Chairman (1990 to 1996), President and Chief Executive Officer
                                       (1986 to 1996), Manville Corporation, Denver, Colorado;
                                     Director, The Putnam Funds, 1997 to present;
                                     Director, Qwest Communications International Inc., 1997 to present;
                                     Director, TransCanada Pipeline, 1999 to present;
                                     Director, Fletcher Challenge Canada (paper manufacturer), 1999 to present;
                                     Director, Public Service Company of Colorado, Denver, Colorado,
                                       1989 to 1997.

Robert G. Tointon [e][g]    1997     President and Chief Executive Officer, Phelps-Tointon, Inc.
66                                     (specialty construction contractor and manufacturer), Greeley,
                                       Colorado, 1989 to present;
                                     Director,  Writer  Corporation  (home  builder), Denver, Colorado,
                                       1992 to present;
                                     Director, Public Service Company of Colorado, Denver, Colorado,
                                       1988 to 1997.
Wayne H. Brunetti *         1997     Chairman and Chief Executive Officer (March 2000 to  present),
57                                     Vice Chairman and Chief Operating Officer (1997 to March
                                       2000), President and Director (1997 to present), New Century
                                       Energies, Inc., Denver, Colorado;
                                     Chairman (February 2000 to present), Vice Chairman (1997 to
                                       February 2000), President (1994 to present), Chief Executive
                                       Officer (1997 to present) and Director (1994 to present), Public
                                       Service Company of Colorado and subsidiaries, Denver, Colorado;
                                     Chairman (February 2000 to present), Vice Chairman (1997 to
                                       February 2000), Chief Executive Officer and Director (1997 to
                                       present), Southwestern Public Service Company, Amarillo,
                                       Texas;
                                     Chairman (March 2000 to present), Vice Chairman (1997 to March
                                       2000), Chief Executive Officer (1997  to  present), Chairman
                                       (1997) and Director (1994 to present), Cheyenne Light, Fuel and
                                       Power Company;
                                     Vice Chairman, President and Chief Executive Officer (1997 to
                                       March 2000) and Director (1997 to present),  NC Enterprises,
                                       Inc., and subsidiaries;
                                     Chairman (March 2000 to present), Vice Chairman (1997 to March
                                       2000), President, Chief Executive Officer and Director (1997 to
                                       present), New Century Services, Inc.;
                                     Chairman (1997 to present),  President (1995 to present) and
                                       Director (1994 to present), WestGas InterState, Inc.;
                                     Chairman (2000 and 1998), Vice Chairman (1999 and 1997) and
                                       Director (1997 to present), Yorkshire Power Group Limited,
                                       United Kingdom.

                                       2

                         First Year              Principal Occupation and
                         Served as                  Business Experience;
Name and Age              Director                  Other Directorships
--------------------------------------------------------------------------------
C. Coney Burgess [c][e]     1997     Chairman,  Herring Bancorp, Inc., Vernon, Texas, 1991 to present;
62                                   Chairman,  Herring Bancshares Inc. (bank holding company), Altus,
                                       Oklahoma, 1992 to present;
                                     Chairman and President, Burgess-Herring Ranch Company,
                                       Amarillo, Texas, 1974 to present;
                                     Chairman and President, Chain-C, Inc. (agricultural firm),
                                       Amarillo, Texas, 1968 to present;
                                     Director, Herring National Bank, Clarendon, Texas, 1993 to
                                       present;
                                     Director, Herring National Bank, Vernon, Texas, 1972 to present;
                                     President and Director, Monarch Trust Company, Amarillo, Texas,
                                       1975 to present;
                                     Director,  Southwestern  Public Service Company, Amarillo, Texas,
                                       1994 to 1997.

Danny H. Conklin [d][e]     1997     President (1999 to present) and Partner (1960 to 1998),  Philcon
65                                     Development Co. (oil and gas production and exploration),
                                       Amarillo, Texas;
                                     Director,  Tejas Bancshares,  Inc. (bank holding company), Amarillo,
                                       Texas, 1997 to present;
                                     Director,   First  National  Bank  of  Amarillo, Amarillo, Texas, 1997
                                       to present;
                                     Director, Parallel Petroleum Corporation, Midland, Texas, 1983
                                       to 1999;
                                     Director,  Southwestern  Public Service Company, Amarillo, Texas,
                                       1988 to 1997.

Gayle L. Greer [b]          1997     Chairperson/Co-Founder, GS2, Inc. (internet consulting), Denver,
58                                     Colorado, 1998 to present;
                                     Senior Vice President, Time Warner Communications, Denver,
                                       Colorado, 1997 to 1998;
                                     Senior Vice  President  (1996 to 1997) and Group Vice President
                                       (1984 to 1996), Time Warner Cable, Denver, Colorado;
                                     Director, ING - North America Financial Services, 1996 to present;
                                     Director, Young Americans Bank, Denver, Colorado, 1999 to present;
                                     Director, Exempla Health Care, Denver, Colorado, 1998 to present;
                                     Director, Public Service Company of Colorado, Denver, Colorado,
                                       1986 to 1997.

A. Barry Hirschfeld [c]     1997     President, A. B. Hirschfeld Press, Inc., Denver, Colorado, 1984
57                                     to present;
                                     Director,  Public  Service  Company of Colorado, Denver, Colorado,
                                       1988 to 1997.
Giles M. Forbess [a][c]     1997     Chairman (1970 to present), President and Chief Operating Officer
64                                     (1970 to 1998),  Benton Oil Company, Lubbock, Texas;
                                     Chairman (1970 to present) and President (1970 to 1997),
                                       Petroleum Transport, Inc., Lubbock, Texas;

                         First Year              Principal Occupation and
                         Served as                  Business Experience;
Name and Age              Director                  Other Directorships
--------------------------------------------------------------------------------
Giles M. Forbess [a][c]              Director, State National Bank of West Texas, Lubbock, Texas, 1996
64 (continued)                         to present;
                                     Director,  Southwestern  Public Service Company, Amarillo, Texas,
                                       1991 to 1997.

Bill D. Helton *            1997     Chairman Emeritus (March 2000 to present), Chairman, Director
61                                     and Chief Executive Officer (1997 to March 2000), New Century
                                       Energies, Inc., Denver, Colorado;
                                     Chairman and Director, Public Service Company of  Colorado,
                                        Denver, Colorado, 1997 to February 2000;
                                     Chairman (1991 to February 2000), Director (1990 to February
                                        2000) and Chief Executive Officer (1990 to 1997), Southwestern
                                        Public Service Company, Amarillo, Texas;
                                     Chairman and Director,  Cheyenne Light, Fuel and Power Company,
                                        1997 to March 2000;
                                     Chairman and Director, NC Enterprises, Inc. and subsidiaries, 1997 to March 2000;
                                     Chairman and Director, New Century Services, Inc., 1997 to March
                                        2000.

Albert F. Moreno [a][g]     1999     Senior Vice President and General Counsel (1996 to present) and
56                                     Chief Counsel (1994 to 1996), Levi Strauss & Co., San
                                       Francisco, California.

J. Michael Powers [c]       1997     President, Powers Masonry Supply, Cheyenne, Wyoming, and Fort
57                                     Collins, Colorado, 1974 to present;
                                     President, Powers Products Company (a specialty
                                        construction company), Cheyenne, Wyoming, and
                                        Denver, Colorado, 1974 to present;
                                     Director, American National Bank, Cheyenne, Wyoming, 1992 to
                                        present;
                                     Director, Public Service Company of Colorado, Denver, Colorado,
                                        1978 to 1997.

NOTES

The age of each Director was as of December 31, 1999.

(a) Member of Nominations and Civic Responsibility Committee.
(b) Chairperson of Nominations and Civic Responsibility Committee.
(c) Member of Audit Committee.
(d) Chairperson of Audit Committee.
(e) Member of Finance Committee.
(f) Chairperson of Finance Committee.
(g) Member of Compensation Committee.
(h) Chairperson of Compensation Committee.
* Mr. Helton retired as Chairman of the Board and Chief Executive Officer, effective March 1, 2000. The NCE Board named Mr. Helton to the honorary position of Chairman Emeritus in recognition of his 36 years of service and leadership. Mr. Brunetti was elected to succeed Mr. Helton as Chairman of the Board, President and Chief Executive Officer.

      The Board held nine meetings in 1999. All of the above Directors attended 75% or more of the aggregate of NCE meetings of the Board and the committees on which they served in 1999. According to the Bylaws of the Company, the Board has standing committees, which facilitate the carrying out of its responsibilities.

      The Nominations and Civic Responsibility Committee, which held three meetings in 1999, is responsible for nominating new members to the Board. This committee also oversees the Company's procedures for the compliance with its legal obligations, its relationship with the communities in which it operates and its corporate governance procedures. Shareholders wishing to nominate candidate(s) for future consideration by the Nominations and Civic Responsibility Committee may do so by writing to the Secretary of the Company, at the address shown on the cover of this Form 10-K/A. Your nomination should include the candidate's name, biographical data and qualifications, along with a statement acknowledging their willingness to serve.

      The Audit Committee held three meetings during 1999. The functions of the Audit Committee are 1) to select and recommend to the Board a firm of independent public accountants to audit the books and records of NCE and its subsidiaries annually and review the scope of such audit; 2) to receive and review the audit reports and recommendations and transmit the audit reports and recommendations to the Board; and 3) to review the internal control procedures of NCE and its subsidiaries and recommend to the Board any necessary changes in those procedures. Additionally, the Audit Committee assists the Board in fulfilling its responsibilities related to the accounting policies and reporting practices of NCE and its subsidiaries and adequacy of disclosures to shareholders.

      The Compensation Committee, which met four times during 1999, reviews the performance of and recommends salaries and other forms of compensation for all executive officers. The Compensation Committee annually reviews the process of establishing salaries and wages of Company employees; reviews the process of management development and long-range planning for Company development; and reviews and makes recommendations regarding fees and other compensation for outside Directors of the Board. In addition, the Compensation Committee is responsible for the oversight of the retirement, savings and welfare plans (except for the Finance Committee responsibilities described below) and the NCE Omnibus Incentive Plan. It also appoints the executive officers responsible for the day-to-day management of the NCE Omnibus Incentive Plan and approves the guidelines for granting awards under the plan.

     The Finance Committee, which held five meetings in 1999, reviews management's strategic financial plans for the Company, makes recommendations regarding that strategy to the Board and reviews and approves strategic financial goals, including new business opportunities for NCE. It also oversees the financial management of funds of the retirement, savings and welfare plans for employees and executive officers, which includes: selection of investment objectives, monitoring of investments, establishing policy guidelines, and selection and evaluation of trustees and investment managers for these plans. The Committee receives regular reports on the status of these plans and reports to the Board, at least annually.

Executive Officers

      The  following  table  sets  forth  certain  information   concerning  the
executive officers of NCE as of December 31, 1999.

Name                Age       Occupation/Title                                          Period
----                ---       ----------------                                          ------

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
                              Chairman of the Board and Director, New Century-          1997-1999
                                Cadence, Inc.
                              Director, Southwestern Public Service Company             1990-Present

Name                Age       Occupation/Title                                          Period
----                ---       ----------------                                          ------

Bill D. Helton                CEO, Southwestern Public Service Company                  1990-1997
(continued)                   Chairman of the Board, Southwestern Public
                                Service Company, Quixx Corporation and                  1991-Present
                                Utility  Engineering  Corporation
                              Director,  Quixx Corporation                              1990-Present
                              Chairman of the Board and Director, Quixx Power
                                Services, Inc.                                          1993-Present
                              Director, Utility Engineering Corporation                 1989-Present
                              Director, New Century International, Inc.                 1998-Present
                              Chairman of the Board and Director, New Century-          1998-1999
                                Centrus, Inc.
                              Chairman of the Board and Director,                       1998-Present
                                New Century Energies Foundation
Wayne H. Brunetti(a) 57       Vice  Chairman, President, COO, and Director              1997-Present
                              Vice Chairman and CEO, Public Service Company of          1997-Present
                                Colorado and Cheyenne Light, Fuel and Power Company
                              President and Director, Public Service Company
                                of Colorado                                             1994-Present
                              Vice Chairman, President, CEO, and Director,              1997-Present
                                NC Enterprises, Inc. and New Century Services, Inc.
                              Vice Chairman, President, CEO and Director, New           1997-1999
                                Century-Cadence, Inc.
                              Chairman, 1480 Welton, Inc., Green and Clear Lakes        1997-Present
                                Company, and WestGas InterState, Inc.
                              Chairman, PSR Investments, Inc. and PS Colorado Credit    1997-1998
                                Corporation
                              President and Director, 1480 Welton, Inc.                 1996-Present
                              Vice Chairman, CEO, and Director, Southwestern Public     1997-Present
                                Service Company
                              Director, Cheyenne Light, Fuel and Power Co., Green and   1994-Present
                                Clear Lakes Company, and WestGas InterState, Inc.
                              Director, PSR Investments, Inc. and PS Colorado Credit    1994-1998
                                Corporation
                              Director, Young Gas Storage Company and e prime, inc.     1995-Present
                              President and Director, Fuel Resources Development Co.    1995-Present
                              President, Green and Clear Lakes Company and WestGas      1995-Present
                                InterState, Inc.
                              President, New Century International, Inc.                1997-1997
                              Director, New Century International, Inc.                   1997-Present
                              Chairman of the Board, New Century International, Inc.      1998-Present
                              President, PSR Investments, Inc. and PS Colorado Credit     1996-1998
                                Corporation
                              Director, Yorkshire Electricity Group plc, Yorkshire        1997-Present
                                Holdings, plc and Yorkshire Power Group Limited
                              Chairman of the Board, Cheyenne Light, Fuel and Power       1997-1997
                                Company and e prime, inc.
                              Vice Chairman and Director, Quixx Corporation and           1997-Present
                                Utility Engineering Corporation
                              Vice Chairman, Yorkshire Holdings plc                       1997-1998
                              Vice Chairman, e prime, inc.                                1997-Present
                              Vice Chairman, Yorkshire Electricity Group plc              1997-1998
                              Chairman of the Board, Yorkshire Electricity Group, plc     1998-Present
                              Chairman of the Board and Director, Yorkshire Power         1998-Present
                                Group Limited, Yorkshire Holdings plc

                                      6

Name                Age       Occupation/Title                                            Period
----                ---       ----------------                                            ------

Wayne H. Brunetti             Chairman of the Board and Director                          1998-1999
(continued)                     Planergy (Delaware) Inc., Planergy Energy Services
                                Corporation, Planergy New York, Inc., Planergy
                                Power II, Inc., Planergy Services USA, Inc., Planergy
                                Services of California, Inc., Planergy Services of
                                Houston, Inc., Planergy Services of Texas, Inc.,
                                Inc., Planergy, Inc., Cogeneration Capital Associates
                                Planergy Services, Incorporated, The Planergy Group, Inc.
                              President and Director, New Century Energies Foundation     1998-Present
                              Vice Chairman, Director, President and CEO, New Century-    1998-Present
                                Centrus, Inc.
                              Director, New Century O&M Services, Inc.                    1998-Present
                              Director, New Century WYCO, Inc.                            1999-Present
Richard C. Kelly (d) 53       Executive Vice President and Chief Financial Officer        1997-Present
                              President, Treasurer, and Director                          1995-1997
                              Executive Vice President and Director, Public Service       1997-Present
                                Company of Colorado and Southwestern Public Service
                                Company
                              Chief Financial Officer, Public Service Company of          1997-1998
                                Colorado and Southwestern Public Service Company
                              Senior Vice President, Public Service Company of Colorado   1990-1997
                                Treasurer,  Public Service Company of Colorado            1986-1997
                              Executive  Vice President and Director,  NC  Enterprises,
                                Inc. and New Century Services, Inc.                       1997-Present
                              Treasurer, Fuel Resources Development Co., Green and        1994-Present
                                Clear Lakes Company and WestGas InterState, Inc.
                              Treasurer, 1480 Welton, Inc. and Cheyenne Light, Fuel
                                and Power Company                                         1994-1998
                              Director, Texas-Ohio Pipeline, Inc.,                        1996-Present
                                and e prime Networks, Inc.
                              Director, Quixx Corporation, Utility Engineering            1997-Present
                                Corporation, Yorkshire Electricity Group plc, Yorkshire
                                Holdings plc and Yorkshire Power Group Limited
                              Director, 1480 Welton, Inc.                                 1989-Present
                              Director, Cheyenne Light, Fuel and Power Company            1990-Present
                              Vice President, Fuel Resources Development Co.              1990-Present
                              Director, Fuel Resources Development Co.                    1991-Present
                              Director, Green and Clear Lakes Company and Natural Fuels
                                Corporation                                               1990-Present
                              Director, New Century International, Inc.                   1997-Present
                              Secretary, New Century International, Inc.                  1997-1998
                              Chairman of the Board, New Century-Cadence, Inc.            1999-Present
                              Treasurer, New Century-Cadence, Inc.                        1997-1999
                              Director, New Century-Cadence, Inc.                         1997-Present
                              Director, PSR Investments, Inc.                             1986-Present
                              Vice President, PSR Investments, Inc.                       1986-1998
                              Director, PS Colorado Credit Corporation                    1987-Present
                              Vice President, PS Colorado Credit Corporation              1987-1998
                              Director, WestGas InterState, Inc.                          1993-Present
                              Director, Young Gas Storage Company and e prime inc.        1995-Present

Name                Age       Occupation/Title                                            Period
----                ---       ----------------                                            ------

Richard C. Kelly              Vice President and Treasurer, Young Gas Storage Company     1995-1998
(continued)                     Secretary, Treasurer and Director, e prime Energy
                                Marketing, Inc.                                           1997-Present
                              President and CEO, e prime inc.                             1997-Present
                              Chairman and Director, e prime Florida, Inc. and e prime    1999-Present
                                Georgia, Inc.
                              Vice President and  Treasurer,  e prime,  inc.              1995-1997
                              Chairman of the Board, Texas-Ohio Pipeline, Inc.            1997-Present
                              Chairman of the Board, Young Gas Storage Company            1998-Present
                              Chief Financial Officer, New Century Services, Inc.,        1998-Present
                                WestGas InterState, Inc. and Green and Clear Lakes
                                Company
                              Director, Planergy (Delaware), Inc., Planergy Energy        1998-Present
                                Services Corporation, Planergy Services USA, Inc.,
                                Planergy Services of California, Inc., Planergy Services
                                of Houston, Inc., Planergy Services of Texas, Inc.,
                                Planergy Services, Inc., Planergy, Inc., Cogeneration
                                Capital Associates Incorporated
                              Vice President and Director, Planergy New York, Inc.,       1998-Present
                                Planergy Power II, Inc., The Planergy Group, Inc.
                              President and Director, NCE Communications, Inc.            1996-Present
                                (formerly e prime Telecom, Inc.)
                              Treasurer, New Century-Centrus, Inc.                        1998-Present
                              Director, New Century-Centrus, Inc.                         1998-1999
                              Treasurer and Director, New Century Energies Foundation     1998-Present
                                Management Committee Representative, ep3, L.P.            1996-Present
                              Director, ep3, L.P.                                         1998-Present
                              Treasurer and Corporate Secretary, e prime Networks, Inc.   1998-Present
Paul J. Bonavia (b)  48       Senior Vice President and General Counsel  1997-Present
                              General Counsel, 1480 Welton, Inc., Green and Clear Lakes   1998-Present
                                Company, NC Enterprises, Inc., PSR Investments, Inc.,
                                PS Colorado Credit Corporation, WestGas InterState, Inc.
                              Senior Vice President and General Counsel, Cheyenne Light,  1998-Present
                                Fuel and Power Company, New Century Services, Inc.,
                                Public Service Company of Colorado and Southwestern
                                Public Service Company
                              President, General Counsel and Director, New Century        1998-Present
                                International, Inc.
                              Director, Yorkshire Power Group Limited, Yorkshire          1998-Present
                                Holdings plc and Yorkshire Electricity Group plc
Brian P. Jackson (c) 41       Senior Vice President Finance and Administrative Services   1997-Present
                              Treasurer, Chief Financial Officer and Director,            1998-Present
                                1480 Welton, Inc., NC Enterprises, Inc. and Cheyenne
                                Light, Fuel and Power Company
                              Treasurer and Chief Financial Officer, NCE                  1998-Present
                                Communications, Inc. and New Century International, Inc.
                              Chairman of the Board, President, Chief Financial           1998-Present
                              Officer, and Director, PSR Investments, Inc. and PS
                                Colorado Credit Corporation
                              Chairman of the Board, New Century-Centrus, Inc.            1999-Present
                              Treasurer, Planergy (Delaware), Inc., Planergy Energy       1998-Present
                                Services Corporation, Planergy Limited, Planergy New
                                York, Inc., Planergy Power II, Inc., Planergy Services

Name                Age       Occupation/Title                                          Period
----                ---       ----------------                                          ------

Brian P. Jackson                USA, Inc., Planergy Services of California, Inc.,
(continued)                     Planergy Services of Houston, Inc., Planergy Services
                                of Texas, Inc., Planergy Services, Inc., Planergy, Inc.,
                                The Planergy Group, Inc., Cogeneration Capital
                                Associates Incorporated
                              Treasurer                                                   1999-Present
                              Treasurer, Public Service Company of Colorado,              1999-Present
                                Southwestern Public Service Company, New Century
                                Services, Inc., New Century O&M Services, Inc., e prime
                                Florida, Inc. and e prime Georgia, Inc.
                              Treasurer and Vice President, New Century-Cadence, Inc.     1999-Present
                              Director, New Century-Centrus, Inc.                         1998-Present
                              Treasurer and Director, New Century WYCO, Inc.              1999-Present
                              Treasurer and Director, e prime, inc.                       1998-Present
                              Vice President, WestGas Interstate, Inc.                    1999-Present
                              Senior Vice President and Chief Financial Officer,          1998-Present
                                Southwestern Public Service Company
                              Senior Vice President, Chief Financial Officer and          1998-Present
                              Director, Public Service Company of Colorado
                              Senior Vice President, New Century Services, Inc.           1998-Present
                                Management Committee Representative, Centrus, LLP         1998-Present
Teresa S. Madden     43       Controller                                                  1997-Present
                              Secretary                                                   1997-1998
                              Controller, Public Service Company of Colorado,             1997-Present
                                Southwestern Public Service Company and New Century
                                Services, Inc.
                              Secretary, Public Service Company of Colorado and New       1997-1998
                                Century Services, Inc.
                              Assistant Secretary, Southwestern Public Service Company    1997-1998
                              Director, Yorkshire Power Group Limited, Yorkshire          1997-1998
                                Holdings plc and Yorkshire Electricity Group plc
                              Secretary, Fuel Resources Development Co.                   1997-Present
                              Secretary, NC Enterprises, Inc., WestGas InterState, Inc.,  1997-1998
                                e prime, inc., Cheyenne Light, Fuel and Power Company,
                                New Century-Cadence, Inc. and Texas-Ohio Pipeline, Inc.
                              Manager of Corporate Accounting, Public Service Company     1990-1997
                                of Colorado
                              Assistant Secretary, Public Service Company of Colorado     1995-1997
                                and e prime, inc.
                              Assistant Secretary, 1480 Welton, Inc., PSR Investments,    1991-1998
                                Inc., PS Colorado Credit Corporation,
                              Assistant  Secretary, Cheyenne Light, Fuel and Power        1991-1997
                                Company and Fuel Resources Development Co.
                              Controller, 1480 Welton, Inc., Cheyenne Light, Fuel         1998-Present
                                and Power Company, Green and Clear Lakes Company,
                                NC Enterprises, Inc., New Century International, Inc.,
                                PSR Investments, Inc., PS Colorado Credit Corporation,
                                and WestGas InterState, Inc.
                              Assistant Secretary, Yorkshire Electricity Group plc,       1998-Present
                                Yorkshire Holdings plc, and Yorkshire Power Group
                                Limited
David M. Wilks       53       Executive Vice President and Director, Public Service       1997-Present
                                Company of Colorado and New Century Services, Inc.
                              Executive Vice President and Director, New Century-         1997-1998
                                Cadence, Inc.

Name                Age       Occupation/Title                                            Period
----                ---       ----------------                                            ------

David M. Wilks                Director, Cheyenne Light, Fuel and Power Company            1997-Present
(continued)                   Director, Southwestern Public Service Company, Quixx        1995-Present
                               Power Services, Inc., Utility Engineering Corporation
                               and Quixx Corporation
                              President and Chief Operating Officer, Southwestern Public  1995-Present
                                Service Company
                              Senior Vice President, Southwestern Public Service Company  1991-1995
                              Director, WestGas InterState, Inc. and Young Gas Storage    1998-Present
                                Company
                              Vice President and Director, New Century Energies
                                Foundation                                                1998-Present
                              Chairman, President and Director, New Century O&M           1999-Present
                                Services Inc.
                              Chairman, President, CEO and Director, New Century          1999-Present
                                WYCO, Inc.
Cathy J. Hart(e)    50        Secretary                                                   1998-Present
                              Secretary, 1480 Welton, Inc., Cheyenne Light, Fuel          1998-Present
                                and Power Company, Cogeneration Capital Associates
                                Incorporated, Green and Clear Lakes Company, NC
                                Enterprises, Inc., New Century International, Inc.,
                                New Century Services, Inc., New Century-Cadence, Inc.,
                                New Century-Centrus, Inc., PSR Investments, Inc., PS
                                Colorado Credit Corporation, Planergy (Delaware), Inc.,
                                Planergy Energy Services Corporation, Planergy Limited,
                                Planergy New York, Inc., Planergy Power II, Inc.,
                                Planergy Services USA, Inc., Planergy Services of
                                California, Inc., Planergy Services of Houston, Inc.,
                                Planergy Services of Texas, Inc., Planergy Services,
                                Inc., Planergy, Inc., Public Service Company of Colorado,
                                Texas-Ohio Pipeline, Inc., The Planergy Group, Inc.,
                                WestGas InterState, Inc., Young Gas Storage Company and
                                e prime, Inc.
                              Secretary, NCE Communications, Inc., New Century            1999-Present
                                O&M Services, Inc., New Century WYCO, Inc.,
                                e prime Florida, Inc. and e prime Georgia, Inc.
                              Assistant Secretary, Southwestern Public Service Company    1998-Present
                              Manager, Corporate Communications, Public Service           1993-1996
                                Company of Colorado
Tom Petillo (f)      55       Executive Vice President, New Century Services, Inc.        1998-Present
                              President and Director, New Century International, Inc.     1997-1998
                              Executive Vice President, Public Service Company of         1998-Present
                                Colorado and Southwestern Public Service Company
                              Chairman of the Board and Director, Planergy Limited        1998-Present
                              Senior Vice President Planergy New York, Inc. and           1998-1999
                                Planergy, Inc.
                              Vice President, Cogeneration Capital Associates             1998-1999
                                Incorporate, Planergy (Delaware), Inc.,
                                Planergy Energy Services Corporation,
                                Planergy Services USA, Inc., Planergy Services of
                                California Inc., Planergy Services of Houston, Inc.,
                                Planergy Services of Texas, Inc., Planergy Services, Inc.
                              Director, Cogeneration Capital Associates Incorporated,     1998-Present
                                Planergy (Delaware), Inc., Planergy Energy Services
                                Corporation, Planergy Services USA, Inc., Planergy

Name                Age       Occupation/Title                                            Period
----                ---       ----------------                                            ------

Tom Petillo                     Services of California, Inc., Planergy Services of
(continued)                     Houston, Inc., Planergy Services of Texas, Inc.
                                Planergy Services, Inc., Planergy, Inc. and Planergy
                                New York, Inc.
                              President, Planergy Power II, Inc. and The Planergy         1998-1999
                                Group, Inc.
                              Director, Planergy Power II, Inc. and The                   1998-Present
                                Planergy Group, Inc.
                              Chairman of the Board, Planergy (Delaware) Inc.,            1999-Present
                                Planergy Energy Services Corporation,
                                Planergy New York, Inc., Planergy Power II, Inc.,
                                Planergy Services USA, Inc., Planergy Services of
                                California, Inc., Planergy Services of Houston, Inc.,
                                Planergy Services of Texas, Inc., Planergy Services,
                                Inc., Planergy, Inc., Cogeneration Capital Associates
                                Incorporated, The Planergy Group, Inc.
                              President and CEO, New Century-Cadence, Inc.                1999-Present
                              Executive Vice President, New Century-Cadence, Inc.         1998-1999
                              Director, New Century-Cadence, Inc.                         1998-Present
                              Director, e prime Florida, Inc. and e prime Georgia, Inc.   1999-Present
                              Vice President and Director, New Century-Centrus, Inc.      1998-1999
Henry H. Hamilton    61       Executive Vice President and Director, Southwestern         1997-Present
                                Public Service Company, Public Service Company of
                                Colorado and New Century Services, Inc.
                              Vice President of Production, Southwestern Public Service   1987-1997
                                Company
                              Director, Quixx Power Services, Inc.                        1993-Present
                              Chairman of the Board and President                         1998-1999
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

(a) Mr. Helton retired as Chairman and CEO effective March 1, 2000 and Mr. Brunetti has been elected to succeed Mr. Helton.
(b) Mr. Bonavia was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP from March 1997 through December 1997 and Senior Vice President at Dominion
     Resources, Inc. from 1991 through February 1997. Also, Mr. Bonavia is a member of the audit and finance committee of Yorkshire Electricity Group plc.

(c) Mr. Jackson was named Treasurer of New Century Energies, Inc. effective January 1, 1999. Mr. Jackson was employed by Arthur Andersen LLP from 1980 through November 1997. He was a partner with the firm from 1994 through 1997.
(d) Mr. Kelly is Chairman of the audit committee and a member of the finance committee of Yorkshire Electricity Group plc.
(e) Ms. Hart was self-employed as communications and marketing consultant, Sydney, Australia and Denver, Colorado from June 1996 through June 1998.
(f) Mr. Petillo was Director and President, Qualtec Quality Services, Inc. from August 1992 through October 1995 and Senior Vice President of Florida Power & Light Company from June 1991 through December 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and written representations furnished to the Company, the Company believes that all Directors and Officers filed in a timely manner their 1999 reports required under Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, other than the following two exceptions. Mr. Albert F. Moreno, a Director of the Company, filed an amended Form 4, for April 1999 to report a transaction not included on the original report. Ms. Marilyn E. Taylor, an officer of the Company, filed a Form 5, which included a transaction omitted from her Form 4, for December 1999.

Item 11. Executive Compensation

Compensation Plans

      The Compensation Committee of the Board administers the Company's executive compensation and benefit programs. All committee members are independent, "non-employee directors" of the Company as defined by Section 16(b) of the 1934 Act. They are also "outside directors" as defined within the meaning of Section 162(m) of the Internal Revenue Code of 1986.

Compensation Philosophy

      The Committee has implemented executive compensation programs that:

- provide a competitive level of total compensation necessary to attract and retain talented and experienced executives.
-    align management interests with shareholders' interests.
- link compensation to, and encourage achievement of, strong financial and operational performance.
- encourage management to respond to business challenges and opportunities as owners.

Compensation Components

      There are three components: base salary, an annual incentive plan and a long-term incentive plan. The annual and long-term incentive plans are administered under the New Century Energies, Inc. Omnibus Incentive Plan, which was approved by shareholders in 1998.

      Base salaries are targeted to the 50th percentile of utility industry levels. Annual incentives are targeted to the 50th percentile of general industry levels. Long-term incentives are targeted to the 25th-50th percentile of general industry. Stock-based compensation is a significant portion of overall executive pay.

Base Salaries

      The Committee reviews Company officer base salaries each December. In determining salaries, the Committee uses data primarily from Edison Electric Institute's annual Executive Compensation Survey. This survey contains data from almost all of the companies included in the Standard and Poor's Electric Utilities Index.

Survey data has been size-adjusted based on NCE's company and business unit revenues that reflect both domestic operations and the Company's 50 percent ownership of Yorkshire Power Group Ltd.

     Base salaries are disclosed in the Summary Compensation Table. Mr. Helton received a base salary increase in 1999 of 8%. Other Named Executive Officers received salary increases in 1999, ranging from 4% to 9%. Messrs. Helton, Brunetti and Bonavia have Employment Agreements, as described later in "Employment Agreements and Change in Control Agreements."

Annual Incentives

      Annual incentive awards are based on achieving corporate financial, business unit operational and individual goals.

      In 1999, for all Company officers, the corporate financial measure was basic earnings per share ("EPS"). Target EPS for the Annual Incentive Plan was $3.30, the achievement of which would have resulted in target awards under the corporate financial portion of the plan. EPS of $2.97 was the threshold below which no awards would be paid. Operational goals were unique to each operational unit and encouraged achievement of objectives such as customer service, service reliability, budget compliance and revenue growth.

      Target annual incentive awards (as a percent of base salary) were set for all Company officers, ranging from 70 percent of salary for Messrs. Helton and Brunetti to 35 percent of salary for other Company officers. Maximum awards may be up to two times the target awards.

      The annual incentive formula is calculated on pre-determined performance measures. For Messrs. Helton and Brunetti, the formula is weighted 100% to attaining corporate financial goals. For the other Named Executive Officers, the formula is weighted 67% to attaining corporate financial goals and 33% to attaining operational goals. The Committee may adjust an award using a leadership rating, multiplying the award by a factor from zero to two.

      The Company's actual EPS for 1999 was $3.01. Therefore, all Named Executive Officers earned 55.4% of the target award for corporate financial goals.

      Because their awards are weighted 100% to corporate financial goals, Messrs. Helton and Brunetti earned 55.4% of their target awards for this plan.

      The other Named Executive Officers earned awards under the operational goals ranging from 62.5% to 90%. When weighted at 33% and combined with the corporate financial goal achievement, the other Named Executive Officers earned awards ranging from 57.7% to 93.5% of target, adjusted for their individual leadership ratings. The annual incentive compensation is disclosed in the Summary Compensation Table.

      Company officers may elect to receive annual incentive awards in NCE common stock.

Long-term Incentives

      The long-term incentive plan has two parts:

-     stock options and
-     a performance-based cash plan, called the Value Creation Plan.

Stock options deliver approximately two-thirds of each officer's long-term incentive opportunity, with one-third delivered through the Value Creation Plan. Total long-term incentive opportunities ranged from 135% of salary for Messrs. Helton and Brunetti to 40% of salary for other Company officers.

      Stock Options

      Company officers may exercise stock options during the nine-year period beginning one year after the stock options are granted. The actual number of stock options and the grant price of the option are based on the fair market value of NCE common stock on the date of grant and the officer's long-term incentive target percentage. On December 13, 1999, the Committee granted stock options to all Company officers, as well as to key managers and employees. The grants were for the year 2000 and were made according to the provisions of the long-term incentive plan, taking into account the employee's base salary and long-term incentive target. Award sizes ranged from 123,000 options for Mr. Helton to 25,000 options for Mr. Wilks. The stock option grants are disclosed in the Option/SAR Grants in Last Fiscal Year table.

      Value Creation Plan ("VCP")

      The VCP provides Company officers with the opportunity to earn compensation based upon Company performance compared to performance of other utility companies. The VCP uses a single performance measure, Total Shareholder Return ("TSR"). TSR is measured over a three-year period using overlapping cycles. NCE's TSR is measured against all major publicly traded United States utility companies. At the end of each three-year period, the VCP provides payments at target for performance at the 50th percentile of the peer group, at 200% of target for performance at the 75th percentile of the peer group and at a maximum of 300% of target for performance at the top of the peer group. The VCP provides smaller payments for performance below the 50th percentile. No payment is made for performance below the 40th percentile.

      In 1999, the first three-year period ended, with no VCP payments made during 1999. On January 1, 1999, the Named Executive Officers, together with other Company officers, were awarded VCP incentive opportunities, which will be measured over the three-year period ending December 31, 2001.

Deductibility of Executive Compensation

      The 1993 Omnibus Budget Reconciliation Act includes several provisions that apply to executive compensation. In general, the Internal Revenue Code limits the income tax deductions of a publicly traded company if the compensation for any officer named in its proxy statement exceeds $1 million in any year, unless the compensation is performance-based. Compensation subject to the limitations on deductibility under section 162(m) did not exceed $1 million for any of the Named Executive Officers in 1999.

     The Committee will continue to base executive compensation decisions principally on corporate, businessunit and individual performance and will consider deductibility for federal income tax purposes as one of the relevant factors in its decisions.

Stock Ownership Guidelines

      The Committee believes that it is essential to align management's interests with those of shareholders. In order to emphasize this belief, NCE adopted stock ownership guidelines for Company officers who participate in the Company's long-term incentive plan. The Committee believes that linking a significant portion of an executive's current and potential future net worth to the Company's success, as reflected in stock price, ensures that executives have a stake similar to that of Company shareholders. Such guidelines also encourage the long-term management of the Company for the benefit of shareholders.

      The share ownership guideline for each executive is based on the executive's corporate position. The guideline for the Chairman of the Board and Chief Executive Officer, and the Vice Chairman, President and Chief Operating Officer is three times base salary. The guideline for Executive Vice Presidents and Senior Vice Presidents, which include Messrs. Kelly, Bonavia and Wilks, is two times base salary. All other Company officers have share ownership guidelines of one and one-half times base salary. Each executive is expected to achieve the ownership guidelines by August 1, 2002. All shares that the executive is able to vote count toward compliance with the ownership guidelines.

      The following tables show information about the total compensation paid or awarded for 1999 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers serving on December 31, 1999 (collectively, the "Named Executive Officers"). As described in the footnotes, the data presented in this table and the tables that follow include amounts paid in 1997 to the Named Executive Officers by NCE, as well as Public Service Company of Colorado ("PSCo") and Southwestern Public Service Company ("SPS") for the period prior to the PSCo/SPS Merger on August 1, 1997:

=============================================================================
                         Summary Compensation Table
=============================================================================
                               Annual Compensation           Long-Term Compensation (c)       All Other
Name and Principal                                                                           Compensation
     Position                                                                                  ($) (d)(e)
                         ---------------------------------   --------------------------
                    Year                                       Awards        Payouts
                                                             ----------      -------
                         Salary($)     Bonus($)    Other     Securities       LTIP
                                         (a)       Annual    Underlying      Payouts
                                       Compen-                Options/         ($)
                                       sation($)              SAR's (#)
                                         (b)
----------------------------------------------------------   ---------------------------

Bill D. Helton      1999  685,000      265,643        9,000     123,000               0          40,699
Chairman of the     1998  635,000      333,756       24,875           0               0          25,881
Board and           1997  455,833       78,363      271,092     300,000               0          27,524
Chief Executive
Officer
--------------------------------------------------------------------------------
Wayne H. Brunetti   1999  590,000      228,802        9,000     106,000               0          32,984
Vice Chairman,      1998  540,000      283,824        9,000           0               0          35,939
President and       1997  435,853      104,994        3,750     314,400         231,726          27,304
Chief Operating
Officer
--------------------------------------------------------------------------------
Richard C. Kelly    1999  330,000      154,350        9,000      45,000               0          15,998
Executive Vice      1998  305,000      125,847        9,000           0               0          16,247
President and       1997  254,382       48,997        3,750     107,100         120,484          16,089
Chief Financial
Officer
--------------------------------------------------------------------------------
Paul J. Bonavia     1999  290,000       87,197        9,000      32,000               0          13,543
Senior Vice         1998  270,000      111,406       34,762           0               0          13,789
President and       1997   11,250       20,000          375      88,000               0               0
General Counsel
--------------------------------------------------------------------------------
David M. Wilks      1999  275,000       71,457        9,000      25,000               0          13,710
President and       1998  265,000      111,966        9,000           0               0          14,445
Chief Operating     1997  238,958       41,285       2,4809      87,000               0           9,618
Officer of SPS and
Executive Vice
President of PSCo
and New Century
Services, Inc.
================================================================================

(a) The amounts in this column for 1999 and 1998 were earned under the annual incentive plan described under "Annual Incentives" in the Report of the Compensation Committee on Executive Compensation.

The amounts for 1997 for Messrs. Helton and Wilks were based on the average of their two highest bonuses paid by SPS in fiscal years 1993, 1994 and 1995, according to their employment agreements. The amounts paid to Messrs. Brunetti and Kelly represented 7/12 of the target award earned under the PSCo Omnibus Incentive Plan, paid according to their Change in Control agreements.

Mr.  Bonavia was hired  December 15,  1997.  The amount for 1997  represents  an
amount  paid  according  to  his  Employment   Agreement,   described  later  in
"Employment Agreements and Change in Control Agreements."

(b) The amounts shown in this column for 1999 and 1998 include a $9,000 flexible perquisite allowance for each Named Executive Officer. In addition, the amounts shown in this column for 1998 include relocation benefits of $25,762 for Mr. Bonavia and the reimbursement of certain taxes related to the exercise of NCE stock options of $15,875 for Mr. Helton.

The amounts shown for 1997 include relocation benefits of $238,125 for Mr. Helton and the reimbursement of certain taxes related to the exercise of SPS stock options of $24,639 for Mr. Helton and $16,042 for Mr. Wilks.

Also,  the  amounts  include  flexible   perquisite   allowances  or  automobile
allowances of $8,328 for Mr. Helton, $3,750 for Mr. Brunetti, $3,750 for Mr. Kelly, $375 for Mr. Bonavia and $8,767 for Mr. Wilks.

(c) The amounts shown for 1999 include stock option awards made to the Named Executive Officers under the NCE Omnibus Incentive Plan for the year 2000.

The amounts shown for 1997 include stock option awards made to the Named Executive Officers under the NCE Omnibus Incentive Plan. These awards represented three-year front-loaded grants for the years 1997-1999. Additionally, the amounts include stock option awards made under the PSCo Omnibus Incentive Plan for Messrs. Brunetti and Kelly (14,400 and 7,100, respectively).

(d) The amounts shown for 1997 for Messrs. Brunetti and Kelly represent dividend equivalent payments made under the PSCo Omnibus Incentive Plan, which vested in connection with the PSCo/SPS Merger.

(e) The 1999 amounts represented in the "All Other Compensation" column reflect the total of employer matching contributions made under the Company's employee savings plan and non-qualified savings plan and taxable insurance premiums paid by the Company:

-------------------------------------------------------------------------------
      Name           Contributions   Contributions     Insurance      Total ($)
                         to the          to the        Premiums ($)
                        Employee     Non-Qualified
                     Savings Plans   Savings Plans
                           ($)             ($)
-------------------------------------------------------------------------------
Bill D. Helton             5,000         22,317          13,382         40,699
-------------------------------------------------------------------------------
Wayne H. Brunetti          5,000         15,577          12,407         32,984
-------------------------------------------------------------------------------
Richard C. Kelly           5,000          7,686           3,312         15,998
-------------------------------------------------------------------------------
Paul J. Bonavia            5,000          6,567           1,976         13,543
-------------------------------------------------------------------------------
David M. Wilks             5,000          5,983           2,727         13,710
-------------------------------------------------------------------------------

      The following table indicates for each of the Named Executives the extent to which the Company used stock options and SARs for executive compensation purposes in 1999 and the potential value of such options and SARs as determined pursuant to the Securities and Exchange Commission rules.

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
                   Granted      Fiscal      ($/Share)    Date       ($)(c)
                    (#)(a)      year(b)
--------------------------------------------------------------------------------

Bill D. Helton       123,000        12.28%   31.0625  12/12/09         655,590
-------------------------------------------------------------------------------
Wayne H. Brunetti    106,000        10.58%   31.0625  12/12/09         564,980
-------------------------------------------------------------------------------
Richard C. Kelly      45,000         4.49%   31.0625  12/12/09         239,850
-------------------------------------------------------------------------------
Paul J. Bonavia       32,000         3.20%   31.0625  12/12/09         170,560
-------------------------------------------------------------------------------
David M. Wilks        25,000         2.50%   31.0625  12/12/09         133,250
===============================================================================

(a) The options were granted by the Compensation Committee with an exercise price equal to the closing price on the New York Stock Exchange of NCE Common Stock on December 13, 1999. The options are fully exercisable on the first anniversary of the date of grant. All options expire 10 years from the date of the grant. When the NCE/NSP Merger is consummated, NCE outstanding options will be converted to Xcel options at a rate of 1.55

Xcel  options for every NCE option with no change to the option  terms (see Note
2. Proposed Merger with Northern States Power Company in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

(b) These amounts represent a theoretical present valuation based on the Black-Scholes Option Pricing Model as adjusted for dividends. The values in the column are estimates based upon on an option value of $5.33. The option values were derived using the following assumptions:

-    option life of ten years;
- risk-free rate of 6.43% is based on the yield of a U.S. Treasury strip available on the date of grant and expiring at the approximate end of the option's term;
-    strike price of $31.0625;
-    stock price at grant date of $31.0625;
- standard deviation of NCE common stock, which is a measure of the volatility of the stock, of 21.28%;
-    risk of forfeiture discount 3% and
-    dividend yield of 5.44%.

Executives may not sell or assign these options, which have value only to the extent of the future stock price appreciation. These amounts or any of the assumptions should not be used to predict future performance of the stock price or dividends.

      The following table indicates for each Named Executive the number and value of exercisable and unexercisable options and SARs as of December 31, 1999.

===============================================================================
             Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values
===============================================================================
                                              Number of         Value of
                                             Securities       Unexercised
                                             Underlying       In-the-Money
                                             Unexercised    Options/SARs at
                                            Options/SARs     FY-End ($) (a)
                                            at FY-End (#)
                                            -----------------------------------
       Name          Shares       Value     Exercisable/      Exercisable/
                    Acquired   Realized ($) Unexercisable    Unexercisable
                       on
                    Exercise
                       (#)
-------------------------------------------------------------------------------
Bill D. Helton               0            0      296,890/                   0/
                                                  124,781                    0
--------------------------------------------------------------------------------
Wayne H. Brunetti             0           0      348,334/               28,728/
                                                  106,000                     0
-------------------------------------------------------------------------------
Richard C. Kelly             0            0      100,000/                   0/
                                                   45,000                    0
-------------------------------------------------------------------------------
Paul J. Bonavia              0            0       88,000/                   0/
                                                   32,000                    0
-------------------------------------------------------------------------------
David M. Wilks             543        2,174       87,476/                   0/
                                                   25,953                    0
===============================================================================

(a) Option values were calculated based on a $30.375 closing price of NCE Common Stock, as reported on the New York Stock Exchange at December 31, 1999.

      The following table indicates for each of the Named Executives the long-term incentive opportunities awarded in 1999 and their estimated future payout at the end of the term.

===============================================================================
          Long-Term Incentive Plans - Awards in Last Fiscal Year (a)
===============================================================================
     Name        Number of   Performance     Estimated Future Payouts Under
                  Shares,     or Other        Non-Stock Price-Based Plans
                 Units or   Period Until
                   Other     Maturation
                  Rights      or Payout
                                          -------------------------------------
                                            Threshold     Target     Maximum
                                             ($) (b)       ($)         ($)
-------------------------------------------------------------------------------
Bill D. Helton      308,250 1/1/99-12/31/01     0          308,250     924,750
-------------------------------------------------------------------------------
Wayne        H.     265,500 1/1/99-12/31/01     0          265,500     796,500
Brunetti
-------------------------------------------------------------------------------
Richard      C.     110,000 1/1/99-12/31/01     0          110,000     330,000
Kelly
-------------------------------------------------------------------------------
Paul J. Bonavia      72,500 1/1/99-12/31/01     0           72,500     217,500
-------------------------------------------------------------------------------
David M. Wilks       68,750 1/1/99-12/31/01     0           68,750     206,250
===============================================================================

(a) The amounts in this table represent awards made under the VCP described under "Long-term Incentives" in the Report of the Compensation Committee on Executive Compensation.

(b) If the threshold or the 40th percentile is achieved, the payout could range between zero and the target amount.

      The following table shows estimated combined pension benefits payable to a covered participant from the qualified defined benefit plans maintained by NCE and its subsidiaries and the NCE Supplemental Executive Retirement Plan (the "SERP"). The Named Executive Officers are all participants in the SERP and the qualified defined benefit plans sponsored by the Company.

===============================================================================
                              Pension Plan Table
===============================================================================
           Remuneration                    Years of Service
                        -------------------------------------------------------
                                     10                 15    20 or more years
-------------------------------------------------------------------------------
               $200,000         $55,000            $82,500            $110,000
                225,000          61,875             92,813             123,750
                250,000          68,750            103,125             137,500
                275,000          75,625            113,438             151,250
                300,000          82,500            123,750             165,000
                350,000          96,250            144,375             192,500
                400,000         110,000            165,000             220,000
                450,000         123,750            185,625             247,500
                500,000         137,500            206,250             275,000
                600,000         165,000            247,500             330,000
                700,000         192,500            288,750             385,000
                800,000         220,000            330,000             440,000
                900,000         247,500            371,250             495,000
              1,000,000         275,000            412,500             550,000
              1,100,000         302,500            453,750             605,000
              1,200,000         330,000            495,000             660,000
===============================================================================

      The benefits listed in the Pension Plan Table are not subject to any deduction or offset. The compensation used to calculate SERP benefits is base salary plus annual incentive. The Salary and Bonus columns of the Summary Compensation Table for 1999 reflect the covered compensation used to calculate SERP benefits.

      The SERP benefit accrues over 20 years and is equal to 55% of the highest three years covered compensation of the five years preceding retirement or termination minus the qualified plan benefit. The SERP benefit is payable as an annuity for 20 years, or as a single lump-sum amount equal to the actuarial equivalent present value of the 20-year annuity. Benefits are payable at age 62, or as early as age 55 reduced 5% for each year that the benefit commencement date precedes age 62.

      The estimated credited years of service under the SERP as of December 31, 1999, were as follows:

          Mr. Helton           35
          Mr. Brunetti         12
          Mr. Kelly            32
          Mr. Bonavia           2
          Mr. Wilks            22

      Notwithstanding any special provisions related to pension benefits described under "Employment Agreements and Change in Control Agreements," the Company has granted additional credited years of service to Mr. Brunetti for purposes of SERP accrual. The additional credited years of service (approximately seven) are included in the above table. Additionally, the Company has agreed to grant full accrual of SERP benefits to Mr. Brunetti at age 62 and to Mr. Bonavia at age 57 and 8 months, if they continue to be employed by the Company until such age.

Employment Agreements and Change in Control Agreements

      The Company has executed employment agreements with Messrs. Helton, Brunetti and Bonavia. Messrs. Helton's and Brunetti's employment agreements originally specified each would serve the Company for an initial period (the "Initial Period") and for a further period (the "Secondary Period") (jointly referred to as the "Employment Period"). The Initial Period began August 1, 1997, and ended January 31, 2000. The Secondary Period began February 1, 2000, and will end on May 31, 2001.

     In early 2000, the term of Mr. Helton's agreement was amended to end on February 29, 2000. On March 1, 2000, Mr. Helton retired from employment with the Company and assumed the honorary position of Chairman Emeritus. The Company made a lump-sum payment of approximately $2.5 million to Mr. Helton. This amount was for the forfeiture of compensation and benefits Mr. Helton would have earned or been paid had he continued employment under his original agreement. This amendment also cancelled Mr. Helton's Change in Control Agreement.

      Without amendment to his own employment agreement, Mr. Brunetti concurred with the above amendment to Mr. Helton's agreement. Mr. Brunetti's concurrence means that, as a practical matter, the Initial Period in his employment agreement, which began on August 1, 1997, ended on February 29, 2000. The Secondary Period in his employment agreement began on March 1, 2000, and will end on May 31, 2001. Mr. Brunetti will serve as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from March 1, 2000, to May 31, 2001.

      During the Employment Period, Mr. Brunetti is entitled to a compensation package comprised of a base salary, annual and long-term incentive compensation and various other benefits. These other benefits include participation in a supplemental executive retirement plan and life insurance coverage providing a death benefit of not less than two times his annual base salary. He shall also be entitled to participate in all Company-sponsored incentive, savings and retirement plans, practices, policies and programs to the same extent as other senior executives of the Company. In all instances, the compensation awarded Mr. Brunetti will be at least equal to what he would have received under similar plans and programs in effect at Public Service Company of Colorado. If Mr. Brunetti's employment is terminated during the Employment Period by:

- the Company for reasons other than cause or disability (as defined in the agreement), or
- Mr. Brunetti for good reason (as defined in the agreement), he shall receive his base salary, incentive compensation and certain other benefits. These include continued accruals under the supplemental executive retirement plan and life and medical benefits through the Employment Period. Also, all options will become exercisable and restrictions on restricted stock shall lapse. If applicable, Mr. Brunetti shall receive a tax-free reimbursement of any excise tax imposed under Internal Revenue Code Section 4999. The Board of Directors, upon the recommendation of the Compensation Committee of the Board, is responsible for administering Mr. Brunetti's compensation.

      The Company has executed an employment agreement with Mr. Bonavia for a term beginning December 15, 1997, and ending December 14, 2000. During the employment period, Mr. Bonavia is entitled to a compensation package comprised of a base salary, annual and long-term incentive compensation and various other benefits. These other benefits include participation in a supplemental executive retirement plan and life insurance coverage providing a death benefit of not less than two times his annual base salary. Mr. Bonavia shall also be entitled to participate in all Company-sponsored incentive, savings and retirement plans, practices, policies and programs to the same extent as other senior executives of the Company. If Mr. Bonavia's employment is terminated during the period of his employment agreement by:

- the Company for reasons other than cause or disability (as defined in the agreement), or
-    Mr. Bonavia for good reason (as defined in the agreement),

he shall receive his base salary, incentive compensation and certain other benefits. These include continued accruals under the supplemental executive retirement plan and life and medical benefits through the period of his employment agreement. Also, all options shall become exercisable and restrictions on restricted stock shall lapse. If applicable, Mr. Bonavia shall receive a tax-free reimbursement of any excise tax imposed under Internal Revenue Code Section 4999. The Board of Directors, upon the recommendation of the Compensation Committee of the Board, is responsible for administering Mr. Bonavia's compensation.

     The Company has executed a Change in Control Agreement with Mr. Brunetti. This Change in Control Agreement provides that if his employment is terminated during the term of the agreement by:

- the Company any reason other than cause (as defined in that agreement) or death, or
-    Mr. Brunetti for good reason (as defined in that agreement)

following, or in anticipation of, a Change in Control (as defined in that agreement), Mr. Brunetti will receive a lump sum equal to three times his base salary and annual and long-term incentives. Also, stock options will become exercisable and restrictions on restricted stock shall lapse. Further, welfare benefits will be continued for the 36 months following termination of employment, and Mr. Brunetti will receive a payment equal to the present value of the benefits he would have received under the existing qualified retirement plan had he received credit for 36 additional months. Finally, Mr. Brunetti will receive a tax-free reimbursement of any excise taxes imposed under Internal Revenue Code Section 4999. The Change in Control Agreement specifically provides that such agreement supersedes all prior agreements relating to separation payments following a Change in Control.

     Additionally, the Company has executed Change in Control Agreements with Messrs. Kelly, Bonavia, and Wilks. These Change in Control Agreements provide that if the covered Executive's employment is terminated during the term of the agreement by:

- the Company for any reason other than cause (as defined in that agreement) or death, or
-    the Executive for good reason (as defined in that agreement)

following, or in anticipation of, a Change in Control (as defined in that agreement), the Executive will receive a lump sum equal to two and 1/2 times his base salary and annual and long-term incentives. Also, stock options will become exercisable and restrictions on restricted stock shall lapse. Further, welfare benefits will be continued for the 30 months following termination of employment. The Executive will receive a payment equal to the present value of the benefits he would have received under the existing qualified retirement plan had he received credit for 30 additional months. Finally, the Executive will receive a tax-free reimbursement of any excise taxes imposed under Internal Revenue Code Section 4999. The Change in Control Agreement specifically provides that such agreements supersede all prior agreements relating to separation payments following a Change in Control.

      The proposed NCE/NSP Merger does not constitute a Change in Control as defined in the agreements discussed above.

Executive Severance

     Prior to entering into the NCE/NSP Merger Agreement, the Company adopted a severance plan for executives, including Messrs. Kelly, Bonavia and Wilks. Mr. Helton and Mr. Brunetti are not covered by this severance plan.

      Under the plan a participant whose employment is terminated within three years of the NCE/NSP Merger will receive severance benefits unless the termination is:

-     for cause,
-     because of death, disability or retirement or
-     voluntary and without good reason (as defined in the policy).

      The severance benefits for Messrs. Kelly, Bonavia and Wilks under the plan include:

- a cash payment equal to 2.5 years base salary, annual incentive payment, and annualized long-term incentive award, plus prorated incentive compensation for the year of termination,
- a cash payment equal to additional amounts that would have been earned under pension and retirement saving plans during the same period of time,
- continued welfare benefits and perquisite allowances for the same period of time, and
-    financial planning and outplacement benefits.

      They will also receive a tax-free reimbursement of any excise taxes imposed under Internal Revenue Code Section 4999.

Compensation of Directors

      The Company pays each Director who is not an employee a retainer of $60,000 per year. Committee Chairpersons are paid an additional retainer of $3,000 per year. If the Board meets more than twelve times per year, each non-employee Director is paid an additional attendance fee of $1,000 per meeting. No additional attendance fees were paid in 1999, since the board met nine times during 1999. Directors will have 50% or, at their election, more than 50% of retainer and fees paid in NCE Common Stock and the balance paid in cash. Directors may defer receipt of all or a portion of such fees under the "Directors' Voluntary Deferral Plan" portion of the NCE Outside Directors Compensation Plan. These deferrals are made on a pre-tax basis. Messrs. Forbess, Hemminghaus, Mock, Moreno, Powers, Slifer and Stephens and Ms. Greer elected to participate in the Directors' Voluntary Deferral Plan, a non-qualified plan, during 1999.

Compensation Committee Interlocks and Insider Participation

     During  1999,  the  following  Directors  served  on the  NCE  Compensation
Committee: W. Thomas Stephens (Chairperson), R. R. Hemminghaus, J. Howard Mock, Albert F. Moreno, and Robert G. Tointon. None of these Directors are or have been an officer or employee of the Company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

    The following table sets forth information regarding the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, based upon total shares outstanding as of the dates listed in the footnotes to the table.

================================================================================
 Title of Class         Name of Beneficial Owner         Amount and   % of
                                                         nature of      Class
                                                         beneficial
                                                         ownership
--------------------------------------------------------------------------------
Common Stock      Sanford C. Bernstein & Co., Inc. (1)     8,840,048       7.7%
                  767 5th Avenue
                  New York, New York 10153-0002

--------------------------------------------------------------------------------
Common Stock      Capital Research and Management          6,250,000       5.4%
                  Company (2)
                  333 South Hope Street
                  Los Angeles, California 90071-1447
================================================================================

Notes

1) Sanford C. Bernstein & Co., Inc., an investment adviser and broker dealer, has sole voting power with respect to 3,798,215 shares, shared voting power with respect to 901,820 shares and sole dispositive power with respect to all shares. Based on information contained in Schedule 13G dated February 9, 2000, filed with the Securities and Exchange Commission.

2) Capital Research and Management Company, a registered investment adviser, has sole dispositive power with respect to all shares. Based on information as of December 31, 1999, contained in Schedule 13G filed with the Securities and Exchange Commission.

Security Ownership of Management and Directors
As of January 31, 2000

================= =================================== =============== ==========
 Title of Class        Name of Beneficial Owner         Amount and    % of
      (a)                                               nature of     Class (e)
                                                        beneficial
                                                      ownership (b)
----------------- ----------------------------------- --------------- ----------
Common Stock      Wayne H. Brunetti (1)                  378,124(c)
----------------- ----------------------------------- --------------- ----------
Common Stock      C. Coney Burgess (2)                     4,112
----------------- ----------------------------------- --------------- ----------
Common Stock      Danny H. Conklin (3)                     7,312
----------------- ----------------------------------- --------------- ----------
Common Stock      Giles M. Forbess                         3,869 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Gayle L. Greer                           3,882 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Bill D. Helton (4)                     338,722 (c)
----------------- ----------------------------------- --------------- ----------
Common Stock      R. R. Hemminghaus                        6,145 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      A. Barry Hirschfeld                      6,050
----------------- ----------------------------------- --------------- ----------
Common Stock      J. Howard Mock                           6,255 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Albert F. Moreno                         3,322 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      J. Michael Powers                        8,308 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Rodney E. Slifer (5)                    16,776 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      W. Thomas Stephens                       9,699 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Robert G. Tointon (6)                    8,798 (d)
----------------- ----------------------------------- --------------- ----------
Common Stock      Richard C. Kelly (7)                   111,217 (c)
----------------- ----------------------------------- --------------- ----------
Common Stock      Paul J. Bonavia                         88,848 (c)
----------------- ----------------------------------- --------------- ----------
Common Stock      David M. Wilks (8)                     101,432 (c)
----------------- ----------------------------------- --------------- ----------
Common Stock      All the directors and executive      1,344,874(c)(d)    1.15%
                  officers as a group (22 persons)
================= =================================== =============== ==========

Notes

(a) Common Stock listed in the table represents the Company's Common Stock, $1 par value.

(b)The common shares represented above include those shares, if any, held under the NCE Employees' Savings and Stock Ownership Plan.

(c)The number of shares includes those which the following have the right to acquire as of January 31, 2000, through the exercise of options, currently exercisable or exercisable within 60 days, granted under the NCE Omnibus Incentive Plan and the predecessor PSCo Omnibus Incentive Plan and the SPS 1989 Stock Incentive Plan: Mr. Helton, 296,890 shares; Mr. Brunetti, 348,334 shares; Mr. Kelly, 100,000 shares; Mr. Bonavia, 88,000 shares; Mr. Wilks, 87,476 shares, and all executive officers as a group, 1,138,871 shares.

(d)The number of shares includes share equivalents accrued to accounts of the directors under the NCE Directors' Voluntary Deferral Plan, payable in stock following their retirement from the Board of Directors: Mr. Forbess, 1,367 shares; Ms. Greer, 2,472 shares; Mr. Hemminghaus, 4,253 shares; Mr. Mock, 4,286 shares; Mr. Moreno, 1,822 shares; Mr. Powers, 1,899 shares; Mr. Slifer, 3,798 shares; Mr. Stephens, 3,988 shares, and Mr. Tointon, 626 shares. These share equivalents have no voting or investment powers.

(e)As of January 31, 2000, the percentage of shares beneficially owned by any Director or Named Executive Officer individually does not exceed one percent of the Company's Common Stock.

Unless otherwise specified, each Director and Named Executive Officer has sole voting and investment power with respect to the shares indicated.

1) Includes 29,127 shares which Mr. Brunetti and his wife share voting and investment powers.

2) Includes 1,900 shares held by Herring Bancorp, Inc., of which Mr. Burgess is the majority shareholder.

3) Includes 100 shares owned by Mr. Conklin's wife, 443 shares held by Philcon Development Co. Retirement Plan and Trust, and 475 shares held in a trust of which Mr. Conklin is trustee and his sons are beneficiaries.

4) Includes 716 shares held in trusts for the benefit of Mr. Helton's grandchildren. Mr. Helton's wife retains the right to the corpus of the trusts upon their termination. Mr. Helton disclaims beneficial ownership of the shares held in the trusts and 82 shares held by Mr. Helton's wife. Includes 33,395 shares which Mr. Helton and his wife share voting and investment powers.

5) Includes 4,615 shares owned by Slifer Family Foundation which Mr. Slifer shares voting and investment powers.

6) Includes 5,000 shares which Mr. Tointon shares voting and investment powers with Phelps-Tointon, Inc., of which Mr. Tointon is President and Chief Executive Officer.

7) Mr. Kelly's wife owns 263 of these shares; Mr. Kelly disclaims beneficial ownership of those shares.

8) Includes 10,362 shares which Mr. Wilks shares voting and investment powers related to 9,887 shares with his wife and 475 shares with his mother.

Item 13.  Certain Relationships and Related Transactions

     To the best of the Company's knowledge, there are no relationships or certain related transactions to be reported according to Regulation 14A of the 1934 Act.

                           NEW CENTURY ENERGIES, INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

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


   Signature                      Title                          Date
--------------------------------------------------------------------------------


/s/Wayne H. Brunetti
________________________       Principal Executive            March 29, 2000
Wayne H. Brunetti              Officer and Director
Chairman of the Board,
President  and
Chief Executive Officer


/s/Richard C. Kelly
________________________       Principal Financial Officer    March 29, 2000
Richard C. Kelly
Executive Vice President and
Chief Financial Officer


/s/Teresa S. Madden
________________________       Principal Accounting Officer   March 29, 2000
Teresa S. Madden
Controller