Form 10-Q
period 2000-03-31
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 2000-05-15
CIK 1004858, 81018, 92521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

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
----------- ------------------------------                    ------------------

1-12927    NEW CENTURY ENERGIES, INC.                            84-1334327
           (a Delaware Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3280     PUBLIC SERVICE COMPANY OF COLORADO                    84-0296600
           (a Colorado Corporation)
           1225 17th Street
           Denver, Colorado  80202
           Telephone (303) 571-7511

1-3789     SOUTHWESTERN PUBLIC SERVICE COMPANY                   75-0575400
           (a New Mexico Corporation)
           Tyler at Sixth
           Amarillo, Texas  79101
           Telephone (303) 571-7511
                                    -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On May 10, 2000, 116,484,880 shares of the New Century Energies, Inc.'s Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $3,953,205,615.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements ............................................    1

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...........................................   34


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 47

Item 6.  Exhibits and Reports on Form 8-K.................................. 47








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

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
----------------------------------------------------------------------
AEP......................................................American Electric Power
Cheyenne..................................Cheyenne Light, Fuel and Power Company
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court....District Court in and for the City and County of Denver
DSM.......................................................Demand Side Management
Dth....................................................................Dekatherm
EPA.........................................U.S. Environmental Protection Agency
e prime...........................................e prime, inc. and subsidiaries
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain.......................Fort St. Vrain Electric Generating Station,
                                           formerly a nuclear generating station
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
IRS.....................................................Internal Revenue Service
Kwh................................................................kilowatt-hour
PSCo/SPS Merger........................business combination between PSCo and SPS
NCE or Company........................................New Century Energies, Inc.
NCE/NSP Merger..........................business combination between NCE and NSP
NCI..............................................New Century International, Inc.
NMPRC....................................New Mexico Public Regulation Commission
NOx...............................................................Nitrogen Oxide
NSP................................................Northern States Power Company
PSCo..........................................Public Service Company of Colorado
PSRI.......................................................PSR Investments, Inc.
PUHCA.....................Public Utility Holding Company Act of 1935, as amended
PUCT..........................................Public Utility Commission of Texas
QF...........................................................Qualifying Facility
SEC...........................................Securities and Exchange Commission
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
Thunder Basin.........................................Thunder Basin Coal Company
Y2K....................................................................Year 2000
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power.......................................Yorkshire Power Group Ltd.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----
Property, plant and equipment, at cost:
   Electric .......................................... $7,605,066   $ 7,496,942
   Gas................................................  1,347,766     1,327,048
   Steam and other....................................    116,749       113,050
   Common to all departments..........................    475,831       464,059
   Construction in progress...........................    360,305       400,439
                                                          -------       -------
                                                        9,905,717     9,801,538
   Less: accumulated depreciation ....................  3,619,950     3,540,516
                                                        ---------     ---------
     Total property, plant and equipment..............  6,285,767     6,261,022
                                                        ---------     ---------



Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated subsidiaries (Note 3) ............    413,094       391,754
   Other..............................................     86,300        89,404
                                                          -------        ------
    Total investments.................................    499,394       481,158
                                                          -------       -------


Current assets:
   Cash and temporary cash investments................     48,483        83,763
   Accounts receivable, less reserve for uncollectible
    accounts ($4,494 at March 31, 2000; $4,601 at
    December 31, 1999)................................    346,816       371,116
   Accrued unbilled revenues..........................    158,216       266,537
   Recoverable purchased gas and electric energy costs     35,797        46,863
   Materials and supplies, at average cost............     77,077        75,021
   Fuel inventory, at average cost....................     33,101        29,618
   Gas in underground storage, at cost (LIFO).........     28,087        63,656
   Prepaid expenses...................................     72,359        74,905
   Other..............................................      9,543        15,659
                                                          -------        ------
    Total current assets..............................    809,479     1,027,138
                                                          -------     ---------

Deferred charges:
   Regulatory assets (Note 1).........................    328,094       337,965
   Unamortized debt expense...........................     29,621        29,775
   Other..............................................    218,194       184,934
                                                          -------       -------
    Total deferred charges............................    575,909       552,674
                                                          -------       -------
                                                       $8,170,549    $8,321,992
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

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                             CAPITAL AND LIABILITIES

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----

Common stock.......................................... $1,934,314    $1,916,088
Retained earnings.....................................    857,225       819,553
Accumulated other comprehensive income (Note 1) ......     (6,483)       (2,951)
                                                          -------        ------
    Total common equity...............................  2,785,056     2,732,690

PSCo and SPS obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely
  subordinated debentures of PSCo and SPS (Note 6)....    294,000       294,000
Long-term debt of subsidiaries........................  2,313,511     2,374,121
                                                        ---------     ---------
                                                        5,392,567     5,400,811

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................     59,614        57,596
   Employees' postemployment benefits.................     32,847        32,823
                                                          -------        ------
    Total noncurrent liabilities......................     92,461        90,419
                                                          -------        ------

Current liabilities:
   Notes payable and commercial paper.................    590,434       633,527
   Long-term debt due within one year.................    171,154       136,218
   Accounts payable...................................    337,596       471,757
   Dividends payable..................................     69,628        70,045
   Recovered electric energy costs....................     13,694        11,873
   Customers' deposits................................     31,344        30,810
   Accrued taxes......................................    124,586        88,617
   Accrued interest...................................     42,722        61,701
   Other..............................................    128,940       152,535
                                                          -------       -------
    Total current liabilities.........................  1,510,098     1,657,083
                                                        ---------     ---------

Deferred credits:
   Customers' advances for construction...............     58,980        56,259
   Unamortized investment tax credits.................     94,222        95,426
   Accumulated deferred income taxes..................    970,239       967,408
   Other..............................................     51,982        54,586
                                                          -------        ------
    Total deferred credits............................  1,175,423     1,173,679
                                                        ---------     ---------

Commitments and contingencies (Notes 4 and 5).........  ---------     ---------
                                                       $8,170,549    $8,321,992
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

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating revenues:
   Electric...........................................       $633,122  $594,531
   Gas................................................        284,035   305,135
   Other..............................................         21,513    15,029
                                                              -------    ------
                                                              938,670   914,695

Operating expenses:
   Fuel used in generation............................        142,895   133,849
   Purchased power....................................        162,629   127,244
   Cost of gas sold...................................        186,753   219,079
   Other operating and maintenance expenses-regulated.        133,906   129,426
   Other operating and maintenance expenses-nonregulated       23,250    20,683
   Depreciation and amortization......................         72,190    69,502
   Taxes (other than income taxes) ...................         34,224    37,620
                                                              -------    ------
                                                              755,847   737,403
Operating income......................................        182,823   177,292

Other income and deductions:
   Equity in earnings of Yorkshire Power and other
     unconsolidated subsidiaries (Note 3) ............         23,141    15,811
   Miscellaneous income and deductions - net..........           (986)   (3,542)
                                                              -------    ------
                                                               22,155    12,269

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         43,535    41,410
   Other interest.....................................         10,923     6,889
   Allowance for borrowed funds used during construction       (3,045)   (2,916)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts holding solely subordinated debentures of
    PSCo and SPS .....................................          5,763     5,763
                                                                -----   -------
                                                               57,176    51,146

Income before income taxes............................        147,802   138,415
Income taxes..........................................         42,474    37,115
                                                              -------    ------
Net income............................................       $105,328  $101,300
                                                             ========  ========

Weighted average common shares outstanding:
   Basic..............................................        116,108   114,681
   Diluted............................................        116,108   114,743

Basic and diluted earnings per share of common stock
 outstanding                                                   $ 0.91    $ 0.88
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

                           NEW CENTURY ENERGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................       $105,328  $101,300
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         75,710    73,027
     Amortization of investment tax credits...........         (1,204)   (1,275)
     Deferred income taxes............................          9,205    (3,428)
     Equity in earnings of Yorkshire Power and other
       unconsolidated subsidiaries, net ..............        (23,141)  (15,811)
     Allowance for equity funds used during construction            -      (173)
     Change in accounts receivable....................         24,395    (4,622)
     Change in inventories............................         30,030    17,154
     Change in other current assets...................        125,979    70,338
     Change in accounts payable.......................       (131,891)  (29,525)
     Change in other current liabilities..............            765    46,037
     Change in deferred amounts.......................        (30,287)  (17,440)
     Change in noncurrent liabilities.................          2,042    (3,500)
     Other............................................            662         -
                                                              -------   -------
       Net cash provided by operating activities......        187,593   232,082

Investing activities:
   Construction expenditures..........................        (96,617) (116,753)
   Allowance for equity funds used during construction              -       173
   Proceeds from disposition of property, plant and
     equipment .......................................          2,011       715
   Purchase of other investments......................         (3,642)   (3,740)
   Sale of other investments..........................          4,051     5,181
                                                              -------   -------
       Net cash used in investing activities..........        (94,197) (114,424)

Financing activities:
   Proceeds from sale of common stock.................         10,990     8,789
   Proceeds from sale of long-term debt...............          1,566   149,118
   Redemption of long-term debt.......................        (27,989)  (65,212)
   Short-term borrowings - net........................        (43,093) (115,494)
   Dividends on common stock..........................        (70,150)  (66,709)
                                                              -------   -------
       Net cash used in financing activities..........       (128,676)  (89,508)
                                                             --------   -------
       Net (decrease) increase in cash and temporary
         cash investments ............................        (35,280)   28,150
       Cash and temporary cash investments at beginning
         of period ...................................         83,763    56,667
                                                               ------    ------
       Cash and temporary cash investments at end of
         period ......................................       $48,483   $ 84,817
                                                             =======   ========



           The accompanying notes to consolidated condensed financial statements are an integral part of these financial
                                   statements

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                (Thousands of Dollars, Except Share Information)

                                                                                           Accumulated
                                                                 Paid                          Other
                                  Common Stock, $1 par value      in        Retained      Comprehensive
                                     Shares        Amount       Capital     Earnings           Income        Total
                                     ------        ------       -------     --------           ------        -----
Balance at December 31, 1998     114,490,772    $  114,491   $1,751,895     $ 740,677        $  7,764     $2,614,827
Comprehensive income (Note 1):
  Net income................               -             -            -       101,300               -        101,300
  Foreign currency translation
   adjustment...............               -             -            -             -         (10,620)       (10,620)
                                                                                                             -------
      Comprehensive income                                                                                    90,680

Dividends declared on common
 stock                                     -             -            -       (66,662)               -       (66,662)
Issuance of common stock             434,210           434       17,867             -                -        18,301
Other:......................               -             -            -          (299)               -          (299)
                                     -------        ------      -------       -------          -------        ------

Balance at March 31, 1999        114,924,982    $  114,925   $1,769,762     $ 775,016        $(2,856)     $2,656,847
                                 ===========    ==========   ==========     =========        =======      ==========



Balance at December 31, 1999     115,837,199    $  115,837   $1,800,251     $ 819,553        $(2,951)     $2,732,690
Comprehensive income (Note 1):
  Net income................               -             -            -       105,328              -         105,328
  Foreign currency translation
   adjustment...............               -             -            -             -         (3,532)         (3,532)
                                                                                                              ------
      Comprehensive income                                                                                   101,796

Dividends declared on common
 stock .....................               -             -            -       (67,656)             -         (67,656)
Issuance of common stock             629,296           629       17,597             -              -          18,226
                                     -------       -------      -------       -------        -------          ------

Balance at March 31, 2000        116,466,495    $  116,466   $1,817,848     $ 857,225        $(6,483)     $2,785,056
                                 ===========    ==========   ==========     =========        =======      ==========


Authorized shares of common stock were 260 million at March 31, 2000 and 1999.

           The accompanying notes to consolidated condensed financial statements are an integral part of these financial
                                   statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----

Property, plant and equipment, at cost:
   Electric ..........................................  $4,706,769   $4,629,092
   Gas................................................   1,310,031    1,289,995
   Steam and other....................................      68,378       68,109
   Common to all departments..........................     470,712      458,940
   Construction in progress...........................     267,398      300,224
                                                          --------     --------
                                                         6,823,288    6,746,360
   Less: accumulated depreciation ....................   2,432,531    2,373,824
                                                         ---------    ---------
     Total property, plant and equipment..............   4,390,757    4,372,536
                                                         ---------    ---------

Investments, at cost:
   Note receivable from affiliate (Note 3)............     192,620      192,620
   Other..............................................      12,405       12,679
                                                           -------     --------
    Total investments.................................     205,025      205,299
                                                           -------     --------

Current assets:
   Cash and temporary cash investments................      19,566       51,731
   Accounts receivable, less reserve for uncollectible
     accounts ($2,567 at March 31, 2000; $2,533 at
     December 31, 1999) ..............................      185,801     199,304
   Accrued unbilled revenues .........................       99,681     220,330
   Recoverable purchased gas and electric energy costs       25,013      42,697
   Materials and supplies, at average cost............       51,855      53,984
   Fuel inventory, at average cost....................       30,809      27,326
   Gas in underground storage, at cost (LIFO).........       27,868      62,487
   Current portion of deferred income taxes...........        5,030       3,532
   Prepaid expenses and other.........................       13,762      42,760
                                                            -------    --------
    Total current assets..............................      459,385     704,151
                                                            -------    --------

Deferred charges:
   Regulatory assets (Note 1).........................      227,100     236,251
   Unamortized debt expense ..........................       18,386      18,892
   Other..............................................       65,457      51,813
                                                           --------    --------
    Total deferred charges............................      310,943     306,956
                                                           --------    --------
                                                         $5,366,110  $5,588,942
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES


                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----


Common stock..........................................   $1,414,835  $1,414,835
Retained earnings.....................................      367,118     346,050
                                                           --------     -------
    Total common equity...............................    1,781,953   1,760,885

PSCo obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures of PSCo (Note 6)                  194,000     194,000
Long-term debt........................................    1,687,259   1,721,959
                                                          ---------   ---------
                                                          3,663,212   3,676,844

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions    52,648      51,080
   Employees' postemployment benefits.................       26,229      26,229
                                                            -------     -------
    Total noncurrent liabilities......................       78,877      77,309
                                                             ------     -------

Current liabilities:
   Notes payable and commercial paper.................      232,393     356,192
   Long-term debt due within one year.................      166,961     132,823
   Accounts payable...................................      190,922     336,891
   Dividends payable..................................       47,691      44,575
   Recovered electric energy costs....................       13,694      11,873
   Customers' deposits................................       24,910      24,370
   Accrued taxes......................................      115,351      67,030
   Accrued interest...................................       33,856      44,034
   Other..............................................       67,809      91,067
                                                           --------    --------
    Total current liabilities.........................      893,587   1,108,855
                                                           --------   ---------

Deferred credits:
   Customers' advances for construction...............       57,622      54,826
   Unamortized investment tax credits ................       88,162      89,286
   Accumulated deferred income taxes..................      557,781     555,829
   Other..............................................       26,869      25,993
                                                           --------     -------
    Total deferred credits............................      730,434     725,934
                                                           --------     -------

Commitments and contingencies (Notes 4 and 5).........
                                                         $5,366,110  $5,588,942
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                                2000     1999
                                                                ----     ----

Operating revenues:
   Electric...........................................       $406,095  $381,322
   Gas................................................        270,721   254,171
   Other..............................................          3,734     3,377
                                                              -------   -------
                                                              680,550   638,870

Operating expenses:
   Fuel used in generation............................         56,202    51,865
   Purchased power....................................        133,156   114,226
   Gas purchased for resale...........................        176,349   172,842
   Other operating and maintenance expenses...........         97,666    94,511
   Depreciation and amortization......................         50,364    48,540
   Taxes (other than income taxes) ...................         21,346    23,487
   Income taxes  .....................................         35,797    29,214
                                                              -------   -------
                                                              570,880   534,685
Operating income......................................        109,670   104,185

Other income and deductions-net.......................           (438)   (1,566)

Interest charges:
   Interest on long-term debt.........................         32,522    29,883
   Other interest.....................................          6,146     5,220
   Allowance for borrowed funds used during construction       (1,995)   (2,223)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo ..........          3,800     3,800
                                                                -----     -----

                                                               40,473   36,680

Net income............................................        $68,759  $65,939
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................        $68,759   $65,939
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         52,384    50,507
     Amortization of investment tax credits...........         (1,124)   (1,194)
     Deferred income taxes............................          3,586       251
     Change in accounts receivable....................         13,503    13,580
     Change in inventories............................         33,265    17,296
     Change in other current assets...................        167,331    84,098
     Change in accounts payable.......................       (145,969)  (45,137)
     Change in other current liabilities..............         17,246    37,111
     Change in deferred amounts.......................         (8,595)   (9,683)
     Change in noncurrent liabilities.................          1,590    (3,860)
                                                              -------   -------
       Net cash provided by operating activities......        201,976   208,908

Investing activities:
   Construction expenditures..........................        (68,493)  (86,857)
   Proceeds from disposition of property, plant and
     equipment .......................................          2,203    10,532
   Purchase of other investments......................         (1,761)     (321)
   Sale of other investments..........................          3,033     4,861
                                                              -------   -------
       Net cash used in investing activities..........        (65,018)  (71,785)

Financing activities:
   Proceeds from the sale of long-term debt...........              -    47,909
   Redemption of long-term debt.......................           (749)  (65,063)
   Short-term borrowings - net........................       (123,799)  (63,395)
   Dividends on common stock..........................        (44,575)  (46,461)
                                                              -------   -------
       Net cash used in financing activities..........       (169,123) (127,010)
                                                             --------  --------

       Net (decrease) increase in cash and temporary
         cash investments ............................        (32,165)   10,113
       Cash and temporary cash investments at beginning
        of period ....................................         51,731    19,926
                                                              -------    ------

       Cash and temporary cash investments at end
         of period ...................................       $ 19,566  $ 30,039
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

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----

Property, plant and equipment, at cost:
   Electric...........................................  $2,831,781  $2,802,077
   Construction in progress...........................      87,737      95,477
                                                            ------     -------
                                                         2,919,518   2,897,554
   Less: accumulated depreciation.....................   1,142,606   1,123,739
                                                         ---------   ---------
    Total property, plant and equipment...............   1,776,912   1,773,815
                                                         ---------   ---------

Investments, at cost:
   Notes receivable from affiliate....................     119,036     119,036
   Other..............................................       5,979       5,946
                                                           -------     -------
    Total investments.................................     125,015     124,982
                                                           -------     -------

Current assets:
   Cash and temporary cash investments................       7,427       1,532
   Accounts receivable, less reserve for uncollectible
    accounts ($294 at March 31, 2000; $682 at December
    31, 1999).........................................      62,024      83,928
   Accrued unbilled revenues..........................      56,748      44,631
   Recoverable electric energy cost...................       8,855       1,948
   Materials and supplies, at average cost............      21,518      18,035
   Fuel inventory, at average cost....................       2,293       2,292
   Prepaid expenses and other.........................       4,185       4,324
                                                           -------     -------
    Total current assets..............................     163,050     156,690
                                                           -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................     100,748     101,419
   Prepaid pension asset..............................      45,425      40,087
   Unamortized debt expense...........................       9,641       9,605
   Other..............................................      15,844      12,778
                                                           -------     -------
    Total deferred charges............................     171,658     163,889
                                                           -------     -------
                                                        $2,236,635  $2,219,376
                                                        ==========  ==========



          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----

Common stock..........................................  $  353,099  $  353,099
Retained earnings.....................................     406,866     408,284
                                                           -------     -------
    Total common equity...............................     759,965     761,383

SPS obligated mandatorily redeemable preferred securities
 of subsidiary trust holding solely subordinated
 debentures of SPS (Note 6) ..........................     100,000     100,000
Long-term debt........................................     578,908     605,875
                                                           -------     -------
                                                         1,438,873   1,467,258

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................       6,309       6,086
   Employees' postemployment benefits.................       4,963       4,940
                                                            ------     -------
    Total noncurrent liabilities......................      11,272      11,026
                                                            ------     -------

Current liabilities:
   Notes payable and commercial paper.................     225,234     177,746
   Accounts payable...................................      81,608      76,560
   Dividends payable..................................      19,680      20,963
   Customers' deposits................................       5,822       5,833
   Accrued taxes......................................      18,857      23,486
   Accrued interest...................................       8,498      17,223
   Other..............................................      39,168      26,857
                                                           -------     -------
    Total current liabilities.........................     398,867     348,668
                                                           -------     -------

Deferred credits:
   Unamortized investment tax credits.................       4,905       4,969
   Accumulated deferred income taxes..................     377,280     376,245
   Other..............................................       5,438      11,210
                                                           -------     -------
    Total deferred credits............................     387,623     392,424
                                                           -------     -------

Commitments and contingencies (Notes 4 and 5).........  ----------  ----------
                                                        $2,236,635  $2,219,376
                                                        ==========  ==========



          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating revenues....................................        $216,232 $202,552

Operating expenses:
   Fuel used in generation............................          86,693   82,053
   Purchased power....................................          21,161    5,105
   Other operating and maintenance expenses...........          35,861   33,804
   Depreciation and amortization......................          19,354   18,472
   Taxes (other than income taxes)....................          12,082   13,384
   Income taxes.......................................          10,930   14,365
                                                               -------  -------
                                                               186,081  167,183
Operating income......................................          30,151   35,369

Other income and deductions - net.....................           3,410    2,080

Interest charges:
   Interest on long-term debt.........................          10,657   11,195
   Other interest.....................................           3,731    1,589
   Allowance for borrowed funds used during construction        (1,046)    (689)
   Dividends on SPS obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures of SPS                        1,963    1,963
                                                                 -----    -----
                                                                15,305   14,058
                                                                ------   ------

Net income............................................         $18,256  $23,391
                                                               =======  =======


          The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................        $18,256  $ 23,391
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................         20,352    19,611
     Amortization of investment tax credits...........            (63)      (63)
     Deferred income taxes............................          3,803    (3,460)
     Allowance for funds used during construction.....              -      (173)
     Change in accounts receivable....................         21,904     9,014
     Change in inventories............................         (3,484)     (278)
     Change in other current assets...................        (18,955)  (14,072)
     Change in accounts payable.......................          5,048     9,079
     Change in other current liabilities..............         (2,590)   11,195
     Change in deferred amounts.......................        (15,135)   (4,853)
     Change in noncurrent liabilities.................            246       376
                                                              -------   -------
       Net cash provided by operating activities......         29,382    49,767

Investing activities:
   Construction expenditures..........................        (22,356)  (27,170)
   Allowance for equity funds used during construction              -       173
   Cost of disposition of property, plant and equipment          (629)   (1,029)
   Purchase and sale of other investments.............            (33)      (54)
                                                                  ---      ----
       Net cash used in investing activities..........        (23,018)  (28,080)

Financing activities:
   Proceeds from sale of long-term debt...............              -    99,196
   Redemption of long-term notes and bonds............        (27,000)        -
   Short-term borrowings - net........................         47,488   (85,162)
   Dividends on common stock..........................        (20,957)  (20,007)
                                                              --------  -------
       Net cash used in financing activities..........           (469)   (5,973)
                                                              --------  -------
       Net increase in cash and temporary cash
         investments .................................          5,895    15,714
       Cash and temporary cash investments at beginning
         of period ...................................          1,532     1,350
                                                                -----     -----
       Cash and temporary cash investments at end of period   $ 7,427  $ 17,064
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

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. Accounting under SFAS 71 is appropriate as long as 1) rates are established by or subject to approval by independent, third party regulators, 2) rates are designed to recover an enterprise's cost-of-service and 3) in view of the demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers. Management has concluded that as of March 31, 2000, the requirements to apply SFAS 71 continue to be met since its utility subsidiaries continue to be subject to cost-based rate regulation.

      The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. While legislation has been enacted in Texas and New Mexico, there are several unresolved issues that will significantly impact how and when deregulation related to the generation portion of the business will be implemented by SPS. It is expected that SPS will discontinue the application of SFAS 71 related to the generation portion of the business when the provisions of EITF 97-4 have been met, which may occur in 2000 and could be as early as the second quarter (see
Note 4. Regulatory Matters for further discussion).

      In the event that a portion of a subsidiary's operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the affected subsidary could be required to write-off its regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and/or SPS financial position, results of operations or cash flows.

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

March 31, 2000                          NCE         PSCo            SPS
                                      -------      -------       ------

Income taxes........................  $118,935     $ 55,879      $ 63,665
Nuclear decommissioning costs.......    61,405       61,405             -
Employees' postretirement benefits
  other than pensions...............    52,326       49,598         2,728
Employees' postemployment benefits..    23,343       23,018             -
Demand-side management costs........    34,250       22,284        11,966
Unamortized debt reacquisition costs    31,620       13,760        17,329
Other...............................     6,215        1,156         5,060
                                       -------      -------       -------
  Total.............................  $328,094     $227,100      $100,748
                                      ========     ========      ========

December 31, 1999                        NCE        PSCo            SPS
                                      -------      -------        ------

Income taxes........................  $123,241     $ 59,011       $64,829
Nuclear decommissioning costs.......    63,835       63,835             -
Employees' postretirement benefits
  other than pensions...............    53,321       50,570         2,751
Employees' postemployment benefits..    23,374       23,018             -
Demand-side management costs........    35,614       24,211        11,403
Unamortized debt reacquisition costs    31,492       14,284        16,671
Other...............................     7,088        1,322         5,765
                                       -------      -------       -------
  Total.............................  $337,965     $236,251      $101,419
                                      ========     ========      ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of March 31, 2000 and December 31, 1999 are reflected in rates charged to customers. The recovery of regulatory assets over the next three years is estimated to exceed $130 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein and in the NCE, PSCo and SPS 1999 Annual Report on Form 10-K for a more detailed discussion regarding recovery periods.

      The Company and its subsidiaries adopted accrual accounting for postemployment benefits under SFAS 112 in 1994. The costs of these benefits were historically recorded on a pay-as-you go basis and, accordingly, PSCo and Cheyenne recorded regulatory assets in anticipation of obtaining future rate recovery of these costs. PSCo and Cheyenne subsequently requested rate recovery of these costs on a jurisdictional basis before applicable federal and state regulatory agencies. PSCo recovered its FERC jurisdictional portion of these costs during 1996 to 1998 and Cheyenne received Wyoming Public Service Commission approval to recover its portion of these costs. PSCo requested approval to recover its Colorado retail gas jurisdictional portion ($8.9 million balance at December 31, 1995) in a 1996 retail rate case and its retail electric jurisdictional portion ($14.1 million balance at December 31, 1996) in the electric department earnings test filing for 1997. In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the regulatory asset. PSCo appealed this decision to the Denver District Court, arguing the CPUC's decision was not based on substantial evidence, disregarded prior CPUC precedent allowing recovery of the amortization of similar costs, and failed to state a valid rationale to support a disallowance of these legitimate costs of service. In 1998, the CPUC approved a settlement agreement in connection with the electric department earnings test filing for 1997, which deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeals on the gas rate case. On December 16, 1999, the Denver District Court affirmed the decision by the CPUC in the gas rate case. The District Court based its decision primarily on the absence of a provision in SFAS 112 allowing for a transition obligation to be established and amortized. PSCo believes the District Court fatally misconstrued the ratemaking significance of this fact. On January 31, 2000, PSCo filed a Notice of Appeal with the Colorado Supreme Court and expects a final decision on this matter during 2000. PSCo continues to believe that it will ultimately be allowed to recover this regulatory asset. If PSCo is unsuccessful in its appeal, all unrecoverable amounts totaling approximately $23 million will be written off.

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $26.2 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. PSCo is earning a return on these investments based on its weighted average cost of debt in accordance with a CPUC rate order.

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

      Effective July 1, 1999, the Company sold all of the outstanding common stock of Texas-Ohio Gas, Inc., a gas marketing company, including all retail gas marketing contracts serving customers in the northeast region of the U.S. Certain operations were retained and transferred to new subsidiaries of e prime. This sale did not have a significant impact on the Company's financial position, results of operations or cash flows.

Consolidation and Financial Statement Presentation

      The Company follows the practice of consolidating the accounts of its majority owned and controlled subsidiaries. The Company recognizes equity in earnings from its unconsolidated investments accounted for under the equity method of accounting. All significant intercompany items and transactions have been eliminated.

Risk Management

      The Company and its subsidiaries adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), effective January 1, 1999. EITF 98-10 requires gains or losses resulting from market value changes on energy trading contracts to be recorded in earnings. The initial adoption of EITF 98-10 had no impact on the net income of NCE, PSCo or SPS. For the three month period ended March 31, 2000 and 1999, NCE recognized a net loss of $275,000 and $1,239,000, respectively, and PSCo recognized a net loss of $124,000 and $183,000, respectively, for market value changes on energy trading contracts. SPS does not currently have any trading activities.

      Revenues and purchased energy costs associated with trading activities are presented net on the income statement in electric and gas revenues. Certain prior year amounts have been reclassified for comparative purposes.

Comprehensive Income

      Comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components were reported in NCE's Consolidated Condensed Statements of Shareholders' Equity for the three-month periods ended March 31, 2000 and 1999. Other comprehensive income consists solely of foreign currency translation adjustments related to the investment in Yorkshire Power.

      For the three months ending March 31, 2000 and 1999, PSCo and SPS had no comprehensive income items, therefore, comprehensive income equals net income.

Basic and Diluted Earnings Per Share

      Basic earnings per share is based upon the weighted average common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during periods presented. Employee stock options are the Company's only common stock equivalents. The Company has no other potentially dilutive securities.

      The potentially dilutive securities included in the computation of diluted earnings per share were approximately 300 shares and 62,000 shares for the three months ended March 31, 2000 and 1999, respectively. These shares had no impact on the Company's reported earnings per share information.

      Approximately 2,230,000 common shares are issuable under stock option grants as of March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

Statements of Cash Flows - Non-cash Transactions:

      Shares of common stock (264,042 in 2000 and 200,880 in 1999), valued at the market price on the date of issuance (approximately $7 million in 2000 and $8 million in 1999), were issued to savings plans of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years. The stock issuances were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

      The changes in current assets, current liabilities and deferred amounts for the period prior to the sale of Texas-Ohio Gas, Inc. for 1999 are reflected in operating activities on the NCE Consolidated Condensed Statement of Cash Flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the NCE, PSCo and SPS 1999 Annual Report on Form 10-K for a summary of the companies and their subsidiaries significant accounting policies.

2. Proposed Merger with Northern States Power Company (NCE, PSCo and SPS)

      On March 24, 1999, NCE and Northern States Power Company ("NSP") entered into the NCE/NSP Merger Agreement providing for a strategic business combination of NCE and NSP. Pursuant to the NCE/NSP Merger Agreement, NCE will be merged with and into NSP. NSP will be the surviving corporation in the merger and the holding company for the combined assets and operations. NSP will be renamed Xcel Energy Inc. ("Xcel Energy"). Concurrently with the closing of the NCE/NSP Merger, NSP will contribute all of its utility assets, other than shares that it owns in subsidiaries, to a newly formed wholly-owned subsidiary. At the same time, the new subsidiary will assume all of NSP's liabilities associated with the assets that it receives in the contribution.

      Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at March 31, 2000, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

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

      Applications or submissions to the state utility regulators, where required, and the FERC were completed in July 1999. In general, such filings propose the sharing of cost savings among customers and shareholders for up to five years. The required authorizations from the state utility regulators in Arizona, Colorado, Kansas, Minnesota, New Mexico, North Dakota, Oklahoma,
Wisconsin and Wyoming have been obtained with final written orders pending in certain of these states. On April 18, 2000, the Company entered into a stipulation with all major parties in Texas, which concludes that the merger is in the public interest. Final approval in Texas is expected by the end of the second quarter of 2000. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings (see Note 4. Regulatory Matters for further discussion of NCE/NSP Merger rate proceedings). In February 2000, filings required under the PUHCA were made with the SEC and as required under HSR. The waiting period under HSR expired March 1, 2000, effectively approving the NCE/NSP Merger. NCE and NSP also have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to be completed in mid-2000.

      A merger integration team, consisting of executives from each company, was formed and is overseeing merger-related activities and the future integration of operations of NCE and NSP. The executive officers and organization of Xcel Energy Inc. have been announced and merger integration plans have been prepared. It is Management's intention that the combined company will begin realizing certain savings upon the consummation of the NCE/NSP Merger.

      The following unaudited summarized pro forma financial information gives effect to the NCE/NSP Merger as if it had occurred at March 31, 2000 for balance sheet information and at January 1, 1999 for income statement information. This financial information should be read in conjunction with the historical financial statements and related notes of NCE and NSP, which are included in the Annual Reports on Form 10-K of the respective companies.

      These summarized pro forma amounts do not include any of the estimated cost savings expected to result from the NCE/NSP Merger. Such cost savings, net of the costs incurred to achieve such savings and to complete the merger transaction, are subject to regulatory review and approval. However, the pro forma amounts for NCE and NSP include approximately $20 million and $28 million, respectively, of deferred nonrecurring merger costs as of March 31, 2000, mainly those directly attributable to the merger transaction. Assuming the business combination is accounted for as a pooling-of-interests, these costs will be expensed upon the consummation of the NCE/NSP Merger. The pro forma income statement information amounts do not reflect any of these costs. The pro forma balance sheet information has been adjusted to reflect a write-off of the deferred costs and a related reduction of retained earnings.

      The unaudited summarized pro forma financial information has been prepared using information provided by NSP. This information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.

Unaudited Summarized Pro Forma Balance Sheet information as of March 31, 2000 (in millions):

                             NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------
Property, plant &
  equipment- net .......   $4,449      $6,286      $3,852    $ 14,587
Current assets..........    1,156         810           -       1,966
Other assets............    5,991       1,075      (3,900)      3,166
                           ------      ------      ------      ------
  Total assets..........   $11,596     $8,171      $  (48)     $19,719
                           =======     ======      ======      =======

Common equity...........   $2,537      $2,785      $  (48)     $5,274
Preferred securities....      305         294           -         599
Long-term debt..........    4,984       2,314           -       7,298
                           ------      ------      ------      ------
  Total capitalization..    7,826       5,393         (48)     13,171
Current liabilities.....    2,059       1,510           -       3,569
Other liabilities.......    1,711       1,268           -       2,979
                           ------      ------      ------      ------
  Total equity and
    liabilities ........  $11,596      $8,171      $  (48)   $ 19,719
                          =======      ======      ======    ========

      The unaudited pro forma balance sheet information at March 31, 2000 reflects reporting adjustments to conform the presentation of nonregulated property (in property, plant and equipment).

Unaudited Summarized Pro Forma Income Statement information for the three months ended March 31 2000 and 1999 (in millions, except per share data):

   2000                      NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Revenues................   $  793      $  939      $  366      $2,098
Operating income........       84         183         102         369
Net income..............       48         105           -         153
Earnings available for
 common                        47         105           -         152
Basic & diluted earnings
     per share..........    $0.30       $0.91           -       $0.45

   1999
Revenues................   $  743      $  915      $   86      $1,744
Operating income........       88         177          41         306
Net income..............       52         101           -         153
Earnings available for
  common                       51         101           -         152
Basic & diluted earnings
     per share..........    $0.34       $0.88           -       $0.46

      The unaudited pro forma income statement information for the three months ended March 31, 2000 and 1999 reflect reporting adjustments to conform the presentation of nonregulated revenues and earnings from equity investments in operating revenues.

3. Investment in Yorkshire Power (NCE)

Investment

  Yorkshire Power is a joint venture equally owned by NCI, a subsidiary of NCE, and AEP, which acquired indirectly all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom ("U.K.") regional electricity company. NCI accounts for its investment in Yorkshire Power using the equity method. NCI's equity in earnings of Yorkshire Power is 50%, the same as its ownership share. Yorkshire Electricity's main business is the distribution and supply of electricity and the supply of natural gas.

      Summarized income statement information for the three months ended March 31, 2000 and 1999, respectively is presented below (in millions):

                                                      2000         1999
                                                      ----         ----

    Yorkshire Power:
      Operating revenues.......................    $  662.5      $  652.0
                                                   --------      --------

      Operating income.........................       117.1         113.5
                                                   --------      --------

      Net income...............................    $   48.3      $   34.6
                                                   ========      ========

    NCI's equity in earnings of Yorkshire Power    $   24.2      $   17.3
                                                    =======      ========

      Yorkshire Power changed its accounting for depreciation, effective January 1, 2000. NCI's equity in earnings for the three months ended March 31, 2000 include approximately $6.5 million (after-tax) related to this change.

Distribution and Supply Price Proposals

      In December 1999, the Office of Gas and Electricity Markets ("Ofgem"), the body appointed by the U.K. government to regulate the gas and electricity industries in the U.K., published its final price proposals for regional electricity distribution and supply businesses. The final proposals for
Yorkshire Power's distribution business provided for a 15% reduction in Yorkshire Power's distribution revenues and a further 8% transfer of costs to Yorkshire Power's electricity supply business. The final proposal for Yorkshire Power's supply business provided for a supply price cap for domestic U.K. consumers, which would apply for two years from April 2000 until March 2002 and would not apply to small industrial and commercial customers, where the market was sufficiently competitive. These supply proposals for Yorkshire Power provided for a real price reduction of approximately 3.6% on the standard domestic tariff and a nominal price freeze from April 2001 ending in March 2002.

      On December 20, 1999, Yorkshire Power accepted these final proposals. Yorkshire Power believes that the supply prices established in the competitive market may require Yorkshire to charge supply prices for customers it wishes to retain who are subject to supply price controls which are lower than the maximum prices established by Ofgem. If Yorkshire Power charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem.

      In response to Ofgem's final proposals and the increasing competition in the supply business, Yorkshire Power's management announced on January 18, 2000 the adoption of an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditures, staff reductions, outsourcing of certain functions and consolidations of facilities. Yorkshire Power intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the impact of the future distribution and supply price reductions. Should Yorkshire Power be unable to reduce costs or grow revenues to the extent required to offset the effect of the price proposals, the Company's equity earnings from its investment in Yorkshire Power will be reduced, possibly significantly, in comparison to its current level of earnings. Additionally, earnings continue to be impacted by the changes in the pricing and purchase of bulk electric power and earnings during the first and fourth quarter of 2000 are expected to exceed the second and third quarter earnings.

4. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

PSCo Performance Based Regulatory Plan (PBRP)

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

     o an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
     o a Quality Service Plan ("QSP") which provides for refunds to customers if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries; and
     o an ICA which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

      PSCo has recorded an estimated customer refund obligation under the earnings test for the calendar years 1997 to 1999 and the first quarter of 2000. In April of each year following the measurement period, PSCo files its proposed rate adjustment under the PBRP. The CPUC conducts proceedings to review and approve these rate adjustments annually. Since July 1998, PSCo has been refunding amounts related to the sharing of earnings in excess of 11% return on equity to customers. PSCo has recorded customer refund obligations for its earnings test of approximately $15 million for 1997, $8 million for 1998, and an estimate of $17 million for 1999. Final determinations of amounts to be refunded for 1998 and 1999 have not been made.

      In 1999, PSCo did not achieve all of the minimum service performance measures under the QSP, due in part to circumstances associated with extreme weather conditions. PSCo recorded an estimated refund obligation of approximately $3.6 million in 1999. PSCo has filed its report for the year ended 1999 with the CPUC addressing the calculated amount of the refund. Final approval by the CPUC is pending.

      Additionally, PSCo agreed to freeze base electric rates after the PSCo/SPS Merger rate reductions for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary for the recovery of DSM, QF capacity costs and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding. Various provisions of their regulatory plan were extended and modified as discussed in "NCE/NSP Merger Rate Filings".

SPS Electric Cost Adjustment Mechanisms

      Substantially all fuel and purchased power costs are recoverable from utility customers, as determined on a jurisdictional basis, using approved cost adjustment mechanisms.

Texas

      The PUCT's regulations require periodic examination of SPS's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the Commission to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from

January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in under-recovered fuel costs associated with the Texas retail jurisdiction. SPS has entered into a settlement agreement with the General Counsel of the PUCT, which, if approved, would provide for the recovery of substantially all fuel costs. The final outcome of this fuel reconciliation proceeding is pending. Various parties in the proceedings are contesting the settlement agreement, which includes the recovery of the Thunder Basin costs discussed below. Hearings were held in October 1999. It is anticipated that a decision will be issued during the second quarter of 2000.

      SPS was named as a defendant in a case entitled Thunder Basin Coal Co. vs. Southwestern Public Service Co. In November 1994, the jury returned a verdict in favor of Thunder Basin and awarded damages of approximately $18.8 million. SPS appealed the judgment to the Tenth Circuit Court of Appeals and, in January 1997, that Court found in favor of Thunder Basin and upheld the judgment. In February 1997, SPS recorded the liability for the judgment including interest and court costs. The amount of approximately $22.3 million was paid in April 1997.

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

SPS Rate Cases

Wholesale - FERC

      On November 9, 1999, SPS filed with the FERC a transmission rate case to increase electric transmission rates annually by approximately $1 million, with an effective date of January 1, 2000. In April 2000, SPS, the

FERC and other parties reached a tenative unanimous settlement agreement in principal. It is anticipated that the final settlement agreement will be issued during the second quarter of 2000.

Cheyenne Rate Case

      In August of 1999, Cheyenne filed a combined gas and electric rate case with the WPSC requesting an increase in the annual combined electric and gas base rates. This followed the expiration of the two-year moratorium on filing rate cases agreed to in connection with the WPSC approval of the PSCo/SPS Merger. Hearings were held in January 2000 and the WPSC approved annual electric and gas base rate increases of $2.1 million and $1.2 million, respectively, effective March 1, 2000, based on a 12% return on equity.

Restructuring Legislation (NCE and SPS)

      SPS is an integrated electric utility and serves approximately 385,000 retail customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas. Over 97% of SPS' retail customers, sales and revenues are in Texas and New Mexico. SPS serves wholesale customers within its service territory that comprise approximately 30-35% of total electric revenues and Kwh sales.
Restructuring legislation has been enacted in Texas and New Mexico, as summarized below. SPS has and continues to make filings with the PUCT and the NMPRC, as required under each state's legislation, to address critical issues related to SPS' transition plans for retail competition. SPS believes that retail competition will be implemented in these states on or before January 1, 2002. Texas will institute a 5% pilot program beginning June 2001. State and Federal regulators will be addressing a number of issues related to the implementation of restructuring during 2000 and 2001. SPS is diligently working to satisfy the conflicting legislative and regulatory requirements in developing its transition plans. It is currently anticipated that the implementation approach being developed in Texas, as discussed below, will satisfy the legislative and regulatory requirements in New Mexico and will be consistent with other state and Federal regulations.

Overview of New Mexico Legislation

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which provides for customer choice for residential, small commercial and educational customers beginning January 1, 2001 and all remaining retail customers beginning January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs for all utilities as quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing due to be filed on June 1, 2000. SPS must separate its utility operations into at least two segments: 1) energy generation and competitive services and 2) transmission and distribution utility services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company, in general, is prohibited from providing unregulated services.

      In January 2000, SPS petitioned and received approval from the NMPRC to file its transition plan by June 1, 2000. Additionally, SPS requested that the NMPRC postpone the beginning of customer choice for certain retail customers until June 1, 2001 and postpone the completion of SPS corporate separation from January 1, 2001 to January 1, 2002. The NMPRC considered these requests and comments by other New Mexico utilities. On April 20, 2000, the NMPRC approved:
1) a one-year delay of customer choice for residential, small commercial and educational customers to January 1, 2002 (the timing for implementing customer choice for other retail customers has not been finalized) and 2) SPS' proposal to delay corporate separation for one year. Final written orders related to these matters are pending.

Overview of Texas Legislation

      On June 18, 1999, an electric utility restructuring act ("SB-7") was passed in Texas, which provides for the implementation of retail competition for most areas of the state beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002, together with an annual earnings test through 2001; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during the 2001 pilot projects.

      Overall, SB-7's objective is to introduce full retail competition into the Texas electric utility industry. SB-7 requires each utility to unbundle its business activities into three separate legal entities: 1) a power generation company, 2) a regulated transmission and distribution company, and 3) a retail electric provider. SB-7 limits the market share that a single generation provider can control to 20% of the generating capacity within a power region. The establishment of a qualified power region with multiple generation suppliers is required under SB-7 in order to implement full retail competition. SB-7 specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that may require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated net stranded costs, must return any excess earnings indicated in the annual earnings tests to customers during the period January 1, 1999 through December 31, 2001 or alternatively may direct any excess earnings to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

Implementation Approach

      SPS filed its business separation plan in Texas during the first quarter of 2000 for the unbundling of business activities relating to power generation, transmission and distribution and retail electric provider services. In summary, SPS has committed to separate into distinct businesses and to operate in an arm's length manner so that the transactions between affiliated entities and regulated entities do not confer any unduly competitive advantages on NCE's businesses as compared to non-affiliates. In April 2000, the PUCT approved SPS' business separation plan. Overall, the plan provides for the separation of all competitive energy services by September 1, 2000, including the establishment of an NCE customer care company, which will provide customer services for all of NCE's operating utilities and a formal code of conduct and compliance manual for managing affiliate transactions. Prior to any legal separation and unbundling, SPS will be required to address the provisions limiting or otherwise affecting such activities contained in its first mortgage bond indenture. SPS plans to arrange interim financing, as approved by the NMPRC, to enable open market purchases and/or tender and/or monetary defeasance of all outstanding first mortgage bonds. Subject to all required approvals and indebtedness restrictions, it is anticipated that all generation-related and certain other assets and liabilities will be transferred at net book value to newly-formed affiliates in accordance with SPS' business separation plan (up to approximately 50% of SPS' assets). It is expected that SPS and its affiliates will be capitalized consistent with their respective business operations.

      On April 18, 2000, SPS entered into a Stipulation with the staff of the PUCT and other significant parties, which was filed with the PUCT, and among other things, specifically addresses SPS implementation plans to meet the requirements of the Texas deregulation legislation. In summary, the Stipulation provides for the implementation of full retail customer choice by SPS in its Texas service region, including the future divestiture of certain SPS generation assets. Subject to certain market conditions, SPS has agreed to divest 1,750 megawatts, at a minimum, by January 1, 2002 and has specifically identified the plants that it would sell in connection with additional divestitures required to establish a qualified power region. For SPS to comply with this qualified power region requirement and to implement full customer choice in Texas, a minimum of 2,843 megawatts and a maximum of 3,184 megawatts of existing power generation assets or capacity must be sold to third party non-affiliates. SPS has committed to complete these divestitures by January 1, 2006. These divestitures represent approximately 64-71% of the generation capacity owned by SPS and its affiliates. SPS expects some or all of these divestitures to be completed by the end of 2001. Assuming these divestitures are completed, approximately 1,281 to 1,608 megawatts of generation capacity in Texas and New Mexico would be retained by the Company through an affiliated power generation company. Management believes that these divestitures are in response to the legal requirements of SB-7 and, that these divestitures can occur consistent with the pooling-of-interests accounting requirements. The Stipulation provides that if the SEC determines that the divestitures would be a pooling violation, the divestitures would be scheduled to meet the SEC's pooling-of-interests requirements.

      The Stipulation also resolves certain issues related to the proposed merger between NCE and NSP and concludes that such merger is in the public interest. A PUCT meeting is scheduled to address this matter on May 18, 2000 and a rate order approving the NCE/NSP Merger is expected during the second quarter of 2000 (see Note 2. Proposed Merger with Northern States Power Company).

      SPS has committed, upon closing of the NCE/NSP Merger, to transfer functional control of its electric transmission system to the Midwest Independent System Operator, Inc. ("MISO"), a regional transmission organization that will operate the transmission systems of multiple owners in the central United States.

      SPS  filed a rate  case  on  March  31,  2000  to set  the  rates  for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company requested recovery of all jurisdictional costs associated with restructuring in Texas. Hearings and a final rate order are not expected before 2001.

Financial Reporting Matters

      SPS prepares its financial statements in accordance with SFAS 71 (see Note
1. Summary of Significant Accounting Policies). The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. Restructuring legislation has been enacted in Texas and New Mexico and a settlement has been achieved with all intervenors in Texas. Absent final approvals of the Stipulation and such transition plans by the PUCT and the NMPRC, uncertainties continue to exist which preclude a reasonable determination of the impacts of the deregulation of SPS' generation business and discontinuing the application of SFAS 71 to that operation. SPS will discontinue the application of SFAS 71 related to the generation portion of its business when the provisions of EITF 97-4 have been met, which may be in 2000 and could be as early as the second quarter. The accounting for the discontinuation of the application of SFAS 71 could include the write-off of all generation-related regulatory assets (approximately $20 million) and an impairment of other assets resulting from deregulation.

      Additionally, there may be other significant financial implications of implementing SB-7 and electric restructuring in New Mexico. These implications include, but are not limited to, the refinancing of securities, investments in information technology, establishing an independent operation of the electric transmission systems, implementing the procedures to govern affiliate transactions, the pricing of unbundled energy services and the regulatory recovery of incurred costs related to these issues. Based on current estimates these incurred costs could be as much as $150 million.

      The resolution of these matters may have a significant financial impact on the financial position, results of operations and cash flows of SPS and NCE.

NCE/NSP Merger Rate Filings

      The Company and its utility subsidiaries filed applications or submissions with its state utility regulators, where required, and the FERC to obtain approvals of the NCE/NSP Merger. In general, the filings propose the sharing of cost savings among customers and shareholders. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings. All regulatory approvals have been received in Wyoming, Kansas and Oklahoma. Following is a brief summary of the merger rate proceedings in Colorado, Texas and New Mexico.

Colorado

      On January 31, 2000, PSCo, the CPUC Staff, the OCC and substantially all other parties to the proceeding filed a stipulation and agreement recommending approval of the merger with the following major conditions:

     o PSCo will reduce its retail electric rates by $11 million annually for the two-year period from July 1, 2000 through June 30, 2002;
     o PSCo will file a combined electric and gas rate case in early 2002 with new rates anticipated to be effective January 1, 2003;
     o merger costs will be capped at $30 million and amortized for ratemaking purposes over the period July 1, 2000 to December 31, 2003;
     o the PBRP and the QSP currently in effect will continue through 2006 with modifications to cap the electric department earnings at 10.5% return on equity for 2002, no earnings sharing in 2003 since new base rates would have recently been established, and an increase in potential refunds if quality standards are not met, including a QSP for natural gas operations.

The CPUC held hearings on this matter and issued a final order approving the NCE/NSP Merger on April 24, 2000.

Texas
      On April 18, 2000, SPS entered into a Stipulation, as discussed previously in "Restructuring Legislation", resolving certain issues related to the NCE/NSP Merger and concluding that such proposed merger is in the public interest. The major provisions of the regulatory plan not previously discussed include the following:

     o guaranteed merger savings credits of $400,000 per month and the amortization of merger costs over the period from the effective date of the merger through December 31, 2005;
     o retention of the current fuel recovery mechanism to pass along fuel cost savings to retail customers and;
     o an agreement to comply with various new service quality and reliability standards, covering service installations and upgrades, light replacements, customer service call center and electric service reliability.

A final order approving the NCE/NSP Merger, including the Stipulation, is expected during the second quarter of 2000.

New Mexico

      In January 2000, the NMPRC held hearings on the NCE/NSP Merger. The application was not contested by staff or intervenors in the case. The examiner requested that SPS draft a recommended decision. In summary, SPS proposed the following regulatory plan for the period July 1, 2000 through December 31, 2004:

     o  guaranteed merger savings credits of $65,000 per month;
     o an equal sharing of the net non-fuel operating and maintenance savings among retail customers and shareholders;
     o  a 50% recovery of merger related transaction and transition costs;
     o retention of the current fuel recovery mechanism to pass along fuel cost savings to retail customers.
     o SPS will not pass to customers any negative rate impacts of the NCE/NSP Merger.

      The Company estimates that SPS retail customers in New Mexico will receive approximately $4.0 million of merger savings over the period ending December 31, 2004. On May 9, 2000, the NMPRC approved the NCE/NSP Merger.

Gas Utility Matters

PSCo Rate Cases

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs (see Note
5. Commitments and Contingencies - Year 2000 Issue). On June 8, 1999, the CPUC approved an increase in base rates of approximately $15 million with an 11.25% return on equity, effective July 1, 1999. PSCo was also allowed recovery of certain environmental costs and recovery of prudently incurred Y2K costs under a separate mechanism beginning in 2000.

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs (associated with the PSCo/SPS Merger) related to the gas business (see Note 1. Summary of Significant Accounting Policies). During 1997, PSCo filed a petition with the Denver District Court appealing the CPUC's decision. On December 16, 1999, the Denver District Court affirmed the CPUC disallowance of SFAS 112 costs and the imputation of merger savings. PSCo filed a petition with the Colorado Supreme Court on January 31, 2000 to appeal the Denver District Court's decision. In the event that PSCo is not successful in its appeal(s), including pursuing regulatory recovery, these amounts related to SFAS 112 costs will be written off.

Planned Closure of the Leyden Underground Gas Storage Facility

      On April 14, 2000, PSCo filed an application with the CPUC requesting authority to shut down and abandon its Leyden Natural Gas Underground Storage Facility located northwest of the City of Arvada, Colorado during 2001, after 40 years of operation. The application seeks approval of a formal decommissioning plan. The plan outlines PSCo's proposal to plug and abandon the wells that are currently being used to inject and withdraw gas from the mine and requests approval of the costs to decommission and shut down the facility, which are currently estimated at approximately $8.6 million. An application to recover these costs and remaining plant investments from the ratepayers will be filed with the CPUC in a separate future proceeding.

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

Environmental Site Cleanup

      PSCo has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, PSCo is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, PSCo is pursuing, or intends to pursue, recovery from other PRPs and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense for such unrecoverable amounts. While potential liability and settlement costs are still under investigation and negotiation, PSCo believes that the resolution of these matters will not have a material adverse effect on PSCo's financial position, results of operations or cash flows.

Other Environmental Matters

      PSCo has obtained all necessary approvals to proceed with its plans to spend approximately $211 million on its Denver and Boulder Metro area coal-fueled power plants to further reduce such emissions below the levels required under the Clean Air Act Amendments of 1990. The cost of these controls will be recovered through rates from Colorado customers.

Hayden Steam Electric Generating Station

      In 1996, PSCo and the other joint owners of Hayden Station reached an agreement, enforceable by U.S. District Court through a Consent Decree, resolving violations alleged in complaints filed by a conservation organization, the Colorado Department of Public Health and Environment ("CDPHE)" and the EPA against the joint owners. PSCo is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. In connection with the settlement, the joint owners of the Hayden station were required to install emission control equipment of approximately $130 million (PSCo's portion is approximately $70 million). This equipment was installed and became operational on Units 1 and 2 during 1998 and 1999 as scheduled and required under the settlement. If the Hayden Station remains in compliance with the settlement until early 2001, the Hayden owners may petition the U.S. District Court to release jurisdiction over the Consent Decree.

Craig Steam Electric Generating Station

      In October 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that the station violated the Clean Air Act requirement related to opacity. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. The parties, the EPA and the CDPHE entered into mediation in an attempt to resolve all air quality matters related to the facility. Resolution of this matter may require the installation of additional emission control equipment. Management does not believe that any potential liability, the future impact of this litigation on plant operations, or any related cost will have a material adverse impact on PSCo's financial position, results of operations or cash flows.

Tax Matters

      PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits with certain COLI policies, however,

PSRI's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies. In March 2000, the IRS amended its original adjustment to also disallow the interest deductions taken in tax years 1995 through 1997. The total disallowance of interest expense deductions for the five years as proposed by the IRS is approximately $175 million. A request for Technical Advice from the IRS National Office with respect to the proposed adjustment is pending.

      Management is vigorously contesting this issue. PSRI has not recorded any provision for income tax or interest expense related to this matter and has continued to take deductions for interest expense related to policy loans on it's income tax returns for subsequent years. Management believes that PSRI's tax deduction of interest expense on life insurance policy loans was in full compliance with IRS regulations and believes that the resolution of this matter will not have a material adverse impact on NCE's or PSCo's financial position, results of operations or cash flows.

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

7.  Business Segment Information (NCE, PSCo and SPS)

NCE:
      NCE has three reportable segments: electric utility, gas utility and international. The electric utility segment consists primarily of the activities of the three regulated operating companies that provide wholesale and retail electric service in the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. The gas utility segment consists primarily of the activities of three regulated operating companies providing retail gas service in the states of Colorado and Wyoming. The international segment consists of equity investments in foreign operations held by NCI. Revenues from operating segments below the quantitative thresholds are included in the "All Other" category. Those primarily include a company involved in non-regulated power and gas marketing activities throughout the United States; a company that invests in and develops cogeneration and energy related projects; a company that is engaged in engineering, design construction management and other miscellaneous services and a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                                                                       Eliminations/
Three months ended:    Electric       Gas                       All    Unallocated    Consolidated
March 31, 2000         Utility      Utility    International   Other      Amounts         Total
                       -------      -------    -------------   -----      -------         -----
Revenues:
 External customers    $633,122    $275,157       $     -     $30,391    $      -      $938,670
 Intersegment                56       2,770             -      12,466           -        15,292
Segment profit           55,970      24,323        22,084       6,970      (4,019)      105,328

March 31, 1999
Revenues:
 External customers    $594,531    $259,384       $     -     $60,780    $      -      $914,695
 Intersegment               155       1,959             -      16,642           -        18,756
Segment profit           66,820      18,211        18,140       4,721      (6,592)      101,300

PSCo:
      PSCo has two reportable segments: electric utility and gas utility. The electric utility segment consists primarily of the activities of PSCo's regulated operations that provide wholesale and retail electric service in Colorado. The gas utility segment consists primarily of the activities of PSCo's regulated gas operations in Colorado. Revenues from operating segments below the quantitative thresholds are included in the all other category. Those segments primarily include a real estate company which owns certain real estate interests of PSCo, a company which owns and manages permanent life insurance policies on certain past and present employees, a finance company that finances certain of PSCo's current assets and a steam production segment serving the Denver area.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                                                       Eliminations/
Three months ended:    Electric       Gas       All    Unallocated  Consolidated
March 31, 2000         Utility      Utility    Other      Amounts      Total
                       -------      -------    -----      -------      -----
Revenues from
 external customers    $406,095    $270,721    $3,734    $     -      $680,550
Segment profit           40,470      24,075     4,214          -        68,759

March 31, 1999
Revenues from
 external customers    $381,322    $254,171    $3,377    $     -      $638,870
Segment profit           44,466      17,989     6,865     (3,381)       65,939

SPS:
      SPS operates in the regulated electric utility industry providing wholesale and retail electric service in Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $216.2 million and $202.6 million for the three months ended March 31, 2000 and 1999, respectively.

8.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the combined 1999 Annual Report on Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the three months ended March 31, 2000 should not be taken as an indication of earnings for all or part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of New Century Energies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 12, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and statement of capitalization of Public Service Company of Colorado and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 12, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of March 31, 2000, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet and statement of capitalization of Southwestern Public Service Company as of December 31, 1999, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
May 12, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

NCE/NSP Merger

      On March 24, 1999, the Company and NSP entered into an Agreement and Plan of Merger providing for a strategic business combination of the companies. Consummation of this "merger of equals" is subject to certain closing conditions and the obtaining of applicable regulatory approvals. Assuming all remaining regulatory approvals can be achieved in a timely manner, it is expected the NCE/NSP Merger will be completed by mid-2000. The name of the merged company will be Xcel Energy Inc. The combined company is anticipated to be one of the top 10 largest gas and electric energy companies in the U.S. Xcel Energy Inc. will serve approximately 3 million electricity customers and 1.5 million natural gas customers in portions of twelve states. See Note 2. Proposed Merger with Northern States Power Company in Item 1. FINANCIAL STATEMENTS.

Earnings

      Earnings per share (basic and diluted) were $0.91 for the first quarter of 2000 as compared to $0.88 per share (basic and diluted) for the first quarter of 1999. Continued customer growth in Colorado and the favorable impact of a gas rate increase effective in July 1999 contributed to the higher earnings in 2000. Equity in earnings of Yorkshire Power increased slightly; however, Yorkshire Power's future contribution to earnings is expected to decline due to the distribution and supply price reductions that will be effective April 2000 as well as the impacts of possible increased competition in its supply business. An aggressive cost reduction program is expected to mitigate, to a certain degree, these reductions.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first quarter of 2000 as compared to the same period in 1999 (in thousands).
                                                      Increase (Decrease)
                                                      -------------------
Electric operating revenues:
Retail................................................     $ 1,822
Wholesale.............................................      32,877
Other (including unbilled revenues)...................       3,892
                                                           -------
  Total revenues......................................      38,591
Fuel used in generation...............................       9,046
Purchased power.......................................      35,385
                                                           -------
  Net decrease in electric margin.....................     $(5,840)
                                                           =======

     The following table compares electric PSCo/SPS sales by major customer classes for the first quarter of 2000 and 1999.
                                              Millions of Kwh Sales
                                                 2000       1999    % Change *
                                                 ----       ----    ----------
Residential................................     2,753     2,711        1.5%
Commercial and industrial..................     6,991     6,660        5.0
Public authority...........................       202       182       11.2
                                                -----     -----
  Total retail.............................     9,946     9,553        4.1
Wholesale..................................     3,817     2,756       38.5
                                                -----     -----
Total......................................     13,763    12,309      11.8
                                                ======    ======
Power marketing and trading................      6,630     1,481      **
                                                 =====     =====
* Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin decreased $5.8 million in the first quarter of 2000, when compared to the first quarter of 1999. The favorable impact of customer growth of approximately 2.1% was offset by the negative effect of warmer winter weather, particularly in the southern service territory, and the negative impact of cost sharing under PSCo's ICA (approximately $5.2 million). While total sales increased approximately 12%, the majority of this increase is due to lower Kwh sales reported in 1999. During 1999, changes were made in the billing cycles of various retail and wholesale customers in anticipation of implementing a new customer information system which resulted in lower billed Kwh sales and higher unbilled revenues. Unbilled revenues were lower for the first quarter of 2000, when compared to the same period in 1999. Wholesale revenues increased due in part to higher non-firm sales in 2000. Power marketing and trading activities have increased, although revenues and purchased energy costs for these activities are presented net for financial reporting purposes. Activities from wholesale marketing and trading positively contributed to electric margin, but the amount was not significant.

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

      Fuel used in generation expense increased $9.0 million during the first quarter of 2000, as compared to the same quarter in 1999, primarily due to increased generation levels at PSCo and SPS and higher gas costs for generation at PSCo's Fort St. Vrain generating station and various SPS plants.

      Purchased power expense increased $35.4 million during the first quarter of 2000, as compared to the same quarter in 1999, primarily due to increased purchases resulting in part from an extended outage at one of PSCo's generating stations and an increase at SPS in capacity costs of $6.5 million related to new purchase power contracts.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the first quarter of 2000, as compared to the same period in 1999 (in thousands).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $(22,311)
Gas purchased for resale..............................      (32,326)
                                                            -------
 Net increase in gas sales margin.....................       10,015
Transportation revenues...............................        1,211
                                                            -------
 Increase in net gas margin...........................     $ 11,226
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 2000 and 1999.
                                      Millions of Dth Deliveries
                                                2000  1999    % Change *
                                                ----  ----    ----------
Residential................................     38.1  39.0      (2.2)%
Commercial.................................     17.0  18.0      (5.7)
                                               ----- -----
  Total sales..............................     55.1  57.0      (3.3)
Transportation.............................     33.9  31.3       8.2
                                               ----- -----
  Total....................................     89.0  88.3       0.8
                                                ====  ====       ===
Non-regulated gas marketing and trading....     79.1  39.5      **
                                               ===== =====
*   Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Gas sales margin increased during the first quarter of 2000, when compared to the first quarter of 1999, primarily due to higher retail sales at PSCo resulting from customer growth of approximately 3.6% and higher gas rates effective July 1, 1999, resulting from PSCo's 1998 rate case (approximately $5.8 million). Although non-regulated gas marketing and trading sales increased significantly, the margin on such sales decreased slightly when compared to the prior year.

      Gas transportation revenues increased approximately $1.2 million during the first quarter of 2000, when compared to the first quarter of 1999, primarily due to higher deliveries at PSCo.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 2000, as compared to the first quarter of 1999, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues increased approximately $6.5 million primarily due to an increase in revenue from engineering, design and construction management and energy management and consulting services.

      Equity earnings from Yorkshire Power increased $6.8 million over 1999 primarily due to a change in its accounting for depreciation, effective January 1, 2000. NCI's equity in earnings for the three months ended March 31, 2000 includes approximately $6.5 million (after-tax) related to this change (see Note
3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated increased $4.5 million primarily due to higher gas transmission costs related to the lease of a gas pipeline to support customer growth in Colorado and higher electric transmission costs purchased for resale incurred in connection with providing new wholesale electric sales. These increased costs were offset, in part, by lower electric and gas distribution maintenance expense. Other operating and maintenance expense-non-regulated increased $2.6 million primarily due to increased costs in providing engineering, design and construction management and energy management and consulting services.

      Taxes other than income taxes decreased approximately $3.4 million primarily due to lower business and utility property tax accruals in Colorado.

      Income taxes increased $5.4 million during the first quarter of 2000, when compared to the same quarter in 1999, primarily due to higher pre-tax income in the current period and the favorable impact of deducting certain prior year severance costs in 1999.

      Interest charges increased $6.0 million during the first quarter of 2000, when compared to the same quarter in 1999, primarily due to costs to finance capital expenditures, including higher interest costs on short-term debt. In July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

Other Market Risks

      NCE and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as fully disclosed in the NCE, PSCo and SPS 1999 Annual Report on Form 10-K. NCE's regulated subsidiaries have limited exposure to commodity price and interest rate risk due to cost-based rate regulation. Exposure to currency exchange risk is related to NCE's investment in Yorkshire Power (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS). There have been no material
changes  in  the  market  risk  exposures  that  affect  the   quantitative  and
qualitative disclosures presented as of December 31, 1999 in the 1999 Annual Report on Form 10-K.

Commitments and Contingencies

      Issues related to regulatory and environmental matters are discussed in Notes 4 and 5 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the first quarter of 2000. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors, including the proposed merger with NSP. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows -Three Months Ended March 31
                                                2000        1999      Decrease
                                                ----        ----      --------
Net cash provided by operating activities
  (in millions) ..........................     $187.6       $232.1     $(44.5)

      Cash provided by operating activities decreased during the first three months of 2000, when compared to the same period in 1999, primarily due to higher recovery of deferred fuel costs in 1999.

                                                2000        1999      Decrease
                                                ----        ----      --------
Net cash used in investing activities
  (in millions) ..........................    $ (94.2)      $(114.4)   $20.2

      Cash used in investing activities decreased during 2000, when compared to 1999, primarily due to a decrease in the level of construction expenditures.

                                                2000        1999      Decrease
                                                ----        ----      --------
Net cash used in financing activities
  (in millions) ..........................    $(128.7)      $(89.5)    $(39.2)

      Cash used in financing activities decreased during 2000, when compared to 1999, primarily due to higher net proceeds from debt financing activities in 1999. During the first quarter of 1999, PSCo refinanced approximately $48.75 million to take advantage of lower interest rates and SPS issued $100 million of senior notes used initially for the repayment of short-term debt.

Financing Activities

Long-Term Debt

      During the first quarter of 2000, SPS repurchased in the open market $27 million of its First Mortgage Bonds.

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

      SPS closed a Credit Agreement on February 25, 2000. The commitment under the Credit Agreement is $300 million and terminates on February 23, 2001.

Electric Utility Industry

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company's subsidiaries, to provide wholesale transmission service to others and may order electric utilities to expand their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to study and evaluate utility regulations with respect to competition. Restructuring legislation was passed in Texas and New Mexico during 1999, which is discussed below.

Restructuring Legislation (NCE and SPS)

      SPS is an integrated electric utility and serves approximately 385,000 retail customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas. Over 97% of SPS' retail customers, sales and revenues are in Texas and New Mexico. SPS serves wholesale customers within its service territory that comprise approximately 30-35% of total electric revenues and Kwh sales.
Restructuring legislation has been enacted in Texas and New Mexico, as summarized below. SPS has and continues to make filings with the PUCT and the NMPRC, as required under each state's legislation, to address critical issues related to SPS' transition plans for retail competition. SPS believes that retail competition will be implemented in these states on or before January 1, 2002. Texas will institute a 5% pilot program beginning June 2001. State and Federal regulators will be addressing a number of issues related to the implementation of restructuring during 2000 and 2001. SPS is diligently working to satisfy the conflicting legislative and regulatory requirements in developing its transition plans. It is currently anticipated that the implementation approach being developed in Texas, as discussed below, will satisfy the legislative and regulatory requirements in New Mexico and will be consistent with other state and Federal regulations.

Overview of New Mexico Legislation

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which provides for customer choice for residential, small commercial and educational customers beginning January 1, 2001 and all remaining retail customers beginning January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs for all utilities as quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filing due to be filed on June 1, 2000. SPS must separate its utility operations into at least two segments: 1) energy generation and competitive services and 2) transmission and distribution utility services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company, in general, is prohibited from providing unregulated services.

      In January 2000, SPS petitioned and received approval from the NMPRC to file its transition plan by June 1, 2000. Additionally, SPS requested that the NMPRC postpone the beginning of customer choice for certain retail customers until June 1, 2001 and postpone the completion of SPS corporate separation from January 1, 2001 to January 1, 2002. The NMPRC considered these requests and comments by other New Mexico utilities. On April 20, 2000, the NMPRC approved:
1) a one-year delay of customer choice for residential, small commercial and educational customers to January 1, 2002 (the timing for implementing customer choice for other retail customers has not been finalized) and 2) SPS' proposal to delay corporate separation for one year. Final written orders related to these matters are pending.

Overview of Texas Legislation

      On June 18, 1999, an electric utility restructuring act ("SB-7") was passed in Texas, which provides for the implementation of retail competition for most areas of the state beginning January 1, 2002. The legislation requires, among other things, a rate freeze for all customers, effective September 1, 1999 until January 1, 2002, together with an annual earnings test through 2001; a 6% rate reduction for those residential and small commercial customers who choose not to switch suppliers at the start of retail competition; the unbundling of business activities, costs and rates relating to generation, transmission and distribution and retail services; reductions in NOx and SO2 emissions and the recovery of stranded costs. The PUCT can delay the date for retail competition if a power region is unable to offer fair competition and reliable service during the 2001 pilot projects.

      Overall, SB-7's objective is to introduce full retail competition into the Texas electric utility industry. SB-7 requires each utility to unbundle its business activities into three separate legal entities: 1) a power generation company, 2) a regulated transmission and distribution company, and 3) a retail electric provider. SB-7 limits the market share that a single generation provider can control to 20% of the generating capacity within a power region. The establishment of a qualified power region with multiple generation suppliers is required under SB-7 in order to implement full retail competition. SB-7 specifically addresses competition in the Texas Panhandle, where SPS operates, recognizing that certain transmission constraints exist within the region that may require full retail customer choice to develop on a more structured schedule than the rest of the state. SPS must file a transition to competition plan with the PUCT by December 1, 2000. SPS, with no estimated net stranded costs, must return any excess earnings indicated in the annual earnings tests to customers during the period January 1, 1999 through December 31, 2001 or alternatively may direct any excess earnings to improvements in transmission and distribution facilities, to capital expenditures to improve air quality or to accelerate the amortization of regulatory assets (subject to PUCT approval).

Implementation Approach

      SPS filed its business separation plan in Texas during the first quarter of 2000 for the unbundling of business activities relating to power generation, transmission and distribution and retail electric provider services. In summary, SPS has committed to separate into distinct businesses and to operate in an arm's length manner so that the transactions between affiliated entities and regulated entities do not confer any unduly competitive advantages on NCE's businesses as compared to non-affiliates. In April 2000, the PUCT approved SPS' business separation plan. Overall, the plan provides for the separation of all competitive energy services by September 1, 2000, including the establishment of an NCE customer care company, which will provide customer services for all of NCE's operating utilities and a formal code of conduct and compliance manual for managing affiliate transactions. Prior to any legal separation and unbundling, SPS will be required to address the provisions limiting or otherwise affecting such activities contained in its first mortgage bond indenture. SPS plans to arrange interim financing, as approved by the NMPRC, to enable open market purchases and/or tender and/or monetary defeasance of all outstanding first mortgage bonds. Subject to all required approvals and indebtedness restrictions, it is anticipated that all generation-related and certain other assets and liabilities will be transferred at net book value to newly-formed affiliates in accordance with SPS' business separation plan (up to approximately 50% of SPS' assets). It is expected that SPS and its affiliates will be capitalized consistent with their respective business operations.

      On April 18, 2000, SPS entered into a Stipulation with the staff of the PUCT and other significant parties, which was filed with the PUCT, and among other things, specifically addresses SPS implementation plans to meet the requirements of the Texas deregulation legislation. In summary, the Stipulation provides for the implementation of full retail customer choice by SPS in its Texas service region, including the future divestiture of certain SPS generation assets. Subject to certain market conditions, SPS has agreed to divest 1,750 megawatts, at a minimum, by January 1, 2002 and has specifically identified the plants that it would sell in connection with additional divestitures required to establish a qualified power region. For SPS to comply with this qualified power region requirement and to implement full customer choice in Texas, a minimum of 2,843 megawatts and a maximum of 3,184 megawatts of existing power generation assets or capacity must be sold to third party non-affiliates. SPS has committed to complete these divestitures by January 1, 2006. These divestitures represent approximately 64-71% of the generation capacity owned by SPS and its affiliates. SPS expects some or all of these divestitures to be completed by the end of 2001. Assuming these divestitures are completed, approximately 1,281 to 1,608 megawatts of generation capacity in Texas and New Mexico would be retained by the Company through an affiliated power generation company. Management believes that these divestitures are in response to the legal requirements of SB-7 and, that these divestitures can occur consistent with the pooling-of-interests accounting requirements. The Stipulation provides that if the SEC determines that the divestitures would be a pooling violation, the divestitures would be scheduled to meet the SEC's pooling-of-interests requirements.

     The Stipulation also resolves certain issues related to the proposed merger between NCE and NSP and concludes that such merger is in the public interest. A PUCT meeting is scheduled to address this matter on May 18, 2000 and a rate order approving the NCE/NSP Merger is expected during the second quarter of 2000 (see Note 2. Proposed Merger with Northern States Power Company).

     SPS has committed, upon closing of the NCE/NSP Merger, to transfer functional control of its electric transmission system to the Midwest Independent System Operator, Inc. ("MISO"), a regional transmission organization that will operate the transmission systems of multiple owners in the central United States.

     SPS  filed  a rate  case  on  March  31,  2000  to set  the  rates  for the transmission and distribution services, which are to be unbundled and implemented on January 1, 2002. The Company requested recovery of all jurisdictional costs associated with restructuring in Texas. Hearings and a final rate order are not expected before 2001.

Financial Reporting Matters

      SPS prepares its financial statements in accordance with SFAS 71 (see Note
1. Summary of Significant Accounting Policies). The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 97-4, "Deregulation of the Pricing of Electricity" ("EITF 97-4") indicating that when deregulatory legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the enterprise should stop applying SFAS 71 to that separable portion of its business. Restructuring legislation has been enacted in Texas and New Mexico and a settlement has been achieved with all intervenors in Texas. Absent final approvals of the Stipulation and such transition plans by the PUCT and the NMPRC, uncertainties continue to exist which preclude a reasonable determination of the impacts of the deregulation of SPS' generation business and discontinuing the application of SFAS 71 to that operation. SPS will discontinue the application of SFAS 71 related to the generation portion of its business when the provisions of EITF 97-4 have been met, which may be in 2000 and could be as early as the second quarter. The accounting for the discontinuation of the application of SFAS 71 could include the write-off of all generation-related regulatory assets (approximately $20 million) and an impairment of other assets resulting from deregulation.

     Additionally, there may be other significant financial implications of implementing SB-7 and electric restructuring in New Mexico. These implications include, but are not limited to, the refinancing of securities, investments in information technology, establishing an independent operation of the electric transmission systems, implementing the procedures to govern affiliate transactions, the pricing of unbundled energy services and the regulatory recovery of incurred costs related to these issues. Based on current estimates these incurred costs could be as much as $150 million.

     The resolution of these matters may have a significant financial impact on the financial position, results of operations and cash flows of SPS and NCE.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Earnings Available for Common Stock

      Earnings were $68.8 million for the first quarter of 2000, as compared to $65.9 million for the first quarter of 1999, primarily due to higher earnings from the gas utility business resulting from customer growth and higher rates effective July 1, 1999.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended March 31, 2000, as compared to the same period in 1999 (in thousands).

                                                 Increase
                                                 --------
Electric operating revenues:
 Retail.......................................    $ 2,140
 Wholesale....................................     16,112
 Other (including unbilled revenues)..........      6,521
                                                  -------
  Total revenues..............................     24,773
Fuel used in generation.......................      4,337
Purchased power...............................     18,930
                                                  -------
  Net increase in electric margin.............    $ 1,506
                                                  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended March 31, 2000 and 1999.
                                    Millions of Kwh Sales
                                        2000     1999      % Change *
                                        ----     ----      ----------
Residential .....................       1,946    1,932        0.7%
Commercial and Industrial .......       3,961    3,922        1.0
Public Authority ................          63       48       30.3
                                       ------   ------
  Total Retail...................       5,970    5,902        1.2
Wholesale .......................       2,088    1,852       12.7
                                       ------   ------
Total............................       8,058    7,754        3.9
                                       ======   ======
Power Marketing and Trading......       6,630      403       10.7
                                       ======   ======

*   Percentages are calculated using unrounded amounts

      Electric margin increased in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to higher retail sales of 1.2% resulting primarily from customer growth of approximately 2.6%. The higher margin was offset, in part, by the negative impact of cost sharing under the ICA (approximately $5.2 million). The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Provisions for estimated customer refunds in connection with the sharing of earnings in excess of 11% return on equity were approximately $2.5 million and $3.8 million in the first quarter of 2000 and 1999, respectively (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Power marketing and trading activities have increased although revenues and purchased energy costs for these activities are presented net for financial reporting purposes. Activities from wholesale marketing positively contributed to electric margin, but the amount was not significant.

      Fuel used in generation expense increased approximately $4.3 million during the first quarter of 2000, as compared to the same quarter in 1999, primarily due to higher generation and higher gas costs for generation at Fort St. Vrain.

      Purchased power expense increased $18.9 million during the first quarter of 2000, as compared to the same quarter in 1999, primarily due to increased purchases resulting in part from an extended outage at one of PSCo's generating stations.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first quarter of 2000, as compared to the same period in 1999 (in thousands).

                                                             Increase
                                                             --------

Revenues from gas sales (including unbilled
  revenues of $6.4 million) ....................             $14,860
Gas purchased for resale........................               3,507
                                                              ------
  Net increase in gas sales margin..............              11,353
Transportation revenues.........................               1,690
                                                              ------
  Increase in net gas margin....................             $13,043
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the first quarter of 2000 and 1999.
                                  Millions of Dth Deliveries
                                        2000      1999     % Change *
                                        ----      ----     ----------
Residential...................          37.1      37.9     (2.1)%
Commercial....................          16.2      17.1     (5.6)
                                     -------  --------
  Total sales.................          53.3      55.0     (3.2)
Transportation................          28.8      26.5      8.5
                                     -------  --------
  Total.......................          82.1      81.5      0.6
                                     =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first quarter of 2000, when compared to the first quarter of 1999, primarily due to higher base gas rates effective July 1, 1999, resulting from PSCo's 1998 gas rate case which provided an additional $5.8 million in revenues and the favorable impacts of customer growth of 3.6% and higher sales resulting from winter weather during the first quarter of 2000 as it was approximately 6% colder than the first quarter of 1999.

      Gas transportation revenues increased $1.7 million during the first quarter of 2000, compared to the first quarter of 1999, primarily due to higher deliveries and higher transportation rates effective July 1, 1999. The growth in the transport business continues to be impacted by the shifting of various commercial customers to transport customers and additional capacity on a leased gas pipeline.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 2000, as compared to the first quarter of 1999, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses increased approximately $3.2 million primarily due to higher gas transmission costs related to the lease of a gas pipeline to support customer growth and higher steam generation operation costs. These costs were offset, in part, by lower electric and gas distribution maintenance expense.

      Taxes other than income taxes decreased approximately $2.1 million during the first quarter of 2000, as compared to the first quarter of 1999, primarily due to lower business and utility property taxes in Colorado.

      Income taxes increased approximately $6.6 million during the first quarter of 2000, as compared to the first quarter of 1999, due to higher pretax income in the current period and the favorable impact of deducting certain prior year severance costs in 1999.

      Interest charges increased approximately $3.8 million during the first quarter of 2000, as compared to the first quarter of 1999. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. In July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

Commitments and Contingencies

     See Note 4. Regulatory Matters and Note 5. Commitments and Contingencies in
Item 1. FINANCIAL STATEMENTS.

Financing Activities

      Discussion  relating  to PSCo's  financing  activities  is  covered  under
"Financing  Activities"  in  NCE's  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Earnings Available for Common Stock

      Earnings available for common stock were $18.3 million during the first quarter of 2000 compared to $23.4 million for the same quarter in 1999. Earnings decreased primarily due to higher utility operations and minimal customer and sales growth, due in part to the unfavorable impact of mild winter weather.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the first quarter of 2000, as compared to the same period in 1999 (in thousands).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $  (547)
      Wholesale...........................         11,358
      Other (including unbilled revenues).          2,869
                                                  -------
        Total revenues....................         13,680
     Fuel used in generation..............          4,640
     Purchased power......................         16,056
                                                  -------
        Net decrease in electric margin...        $(7,016)
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the first quarter of 2000 and 1999.

                                      Millions of Kwh Sales
                                        2000        1999        % Change*
                                        ----        ----        ---------
      Residential ............           746         717           4.1%
      Commercial and Industrial        2,865       2,574          11.3
      Public Authority .......           140         133           5.6
                                       -----       -----
        Total Retail..........         3,751       3,424           9.6
      Wholesale...............         1,729       1,333          29.7
                                       -----       -----
      Total...................         5,480       4,757          15.2
                                       =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $13.7 million or 6.8% during the first quarter in 2000, when compared to the same period in 1999. While total sales increased approximately 15%, the majority of this increase is due to lower Kwh sales reported in 1999. During 1999, changes were made in the billing cycles of various retail and wholesale customers in anticipation of implementing a new customer information system which resulted in lower billed Kwh sales and higher unbilled revenues. Unbilled revenues were lower for the first quarter of 2000, when compared to the same period in 1999. Weather throughout SPS' service territory was over 20% warmer than normal and approximately 5% warmer than the prior year, contributing to the overall decrease in electric margin.

      Fuel used in generation expense increased $4.6 million or 5.7% during the first quarter of 2000, when compared to the same period in 1999, primarily due to a 5% increase in generation levels required to serve retail customers and by significantly higher gas costs as a result of increased gas prices and slightly higher coal costs.

      Purchased power increased $16.1 million during the first quarter of 2000, when compared to the same period in 1999, due to an increase in capacity costs of $6.5 million related to new purchase power contracts and an increase in wholesale purchases. SPS generates the majority of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase low-cost non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarter of 2000, when compared to the first quarter of 1999, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

     Other operating and maintenance expenses increased $2.1 million or 6.1% during the first quarter of 2000, as compared to the same period in 1999, primarily due to higher costs associated with restructuring activities in Texas and New Mexico as well as increases in customer expenses and transmission operations.

     Income taxes decreased $3.4 million during the first quarter of 2000, as compared to the same period in 1999, primarily due to the effect of lower pre-tax income. The effective income tax rates for the quarter ended March 31, 2000 and 1999 were 37.5% and 38.1%, respectively.

Interest Charges

     Interest charges increased $1.2 million or 8.9% during the first quarter of 2000, as compared to the same period in 1999. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt.

Commitments and Contingencies

     See Note 4. Regulatory Matters and Note 5. Commitments and Contingencies in
Item 1. FINANCIAL STATEMENTS.

Restructuring Legislation and Financing Activities

     Discussion relating to the changing regulatory environment, including restructuring legislation and SPS financing activities is covered under "Electric Utility Industry" and "Financing Activities" in NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Part 1. See Note 4. Regulatory Matters and Note 5. Commitments and Contingencies in Item 1, Part 1.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 50 herein.
      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 51 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 52 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 53 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 54 herein for SPS.

      27(a) Financial Data Schedule for NCE as of March 31, 2000.
      27(b) Financial Data Schedule for PSCo as of March 31, 2000. 27(c) Financial Data Schedule for SPS as of March 31, 2000.

(b) Reports on Form 8-K

The following report on Form 8-K was filed since the beginning of the first quarter of 2000.

- A combined report on Form 8-K dated April 18, 2000, was separately filed by NCE and SPS on April 19, 2000. The items reported were Item 5. Other Events:
Stipulation agreement executed which addresses SPS implementation plans to meet the requirements of the Texas restructuring legislation and resolves certain issues related to the NCE/NSP Merger.

                           NEW CENTURY ENERGIES, INC.
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


                       PUBLIC SERVICE COMPANY OF COLORADO
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.


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



                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.


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

3(b) 1* NCE Restated  By-laws dated December 15, 1998 (Form 10-K, December 31,
        1998, Exhibit 3(b)1).
3(b) 2* PSCo By-laws dated November 20, 1997 (Form 10-K, December 31, 1997,
        Exhibit 3(b)1).
3(b) 3* SPS By-laws dated September 29, 1997 (Form 10-K, December 31, 1997,
        Exhibit 3(b)2).

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges for PSCo is set forth at page 50 herein.

12(b) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges for SPS is set forth at page 51 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 52 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 53 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 54 herein for SPS.

27(a)   Financial Data Schedule for NCE as of March 31, 2000.

27(b)   Financial Data Schedule for PSCo as of March 31, 2000.

27(c)   Financial Data Schedule for SPS as of March 31, 2000.

* Previously filed as indicated and incorporated herein by reference.

                                                                 EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      2000       1999
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................    $ 31,295   $ 28,800
   Interest on borrowings against corporate-owned
      life insurance contracts..................      15,354     13,704
   Other interest...............................       6,146      5,220
   Amortization of debt discount and expense less
      premium ..................................       1,227      1,083
   Interest component of rental expense.........       2,751      2,339
   Dividends on PSCo obligated mandatorily
     redeemable preferred securities............       3,800      3,800
                                                      ------     ------

     Total......................................    $ 60,573   $ 54,946
                                                    ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................    $ 68,759   $ 65,939
   Fixed charges as above.......................      60,573     54,946
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization...............................      35,797     29,214
                                                     -------     ------

     Total......................................    $165,129   $150,099
                                                    ========   ========

Ratio of earnings to fixed charges..............        2.73       2.73
                                                      ======     ======

                                                                 EXHIBIT 12(b)

                       SOUTHWESTERN PUBLIC SERVICE COMPANY

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      2000       1999
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:
   Interest on long-term debt...................    $ 10,147    $10,643
   Other interest...............................       3,731      1,590
   Amortization of debt discount and expense less
      premium                                            510        552
   Interest component of rental expense.........         183        191
   Dividends on SPS obligated mandatorily
     redeemable preferred securities............       1,963      1,963
                                                      ------     ------

     Total......................................     $16,534    $14,939
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...................................     $18,256    $23,391
   Fixed charges as above.......................      16,534     14,939
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....      10,930     14,365
                                                      ------     ------

     Total......................................     $45,720    $52,695
                                                     =======    =======

Ratio of earnings to fixed charges..............        2.77       3.53
                                                      ======     ======

                                                                   EXHIBIT 15(a)

May 12, 2000


New Century Energies, Inc.:

     We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; its Registration Statements (Forms S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock and its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan, its Form 10-Q for the quarter ended March 31, 2000, which includes our report dated May 12, 2000, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                Very truly yours,



                                                ARTHUR ANDERSEN

                                                                   EXHIBIT 15(b)

May 12, 2000


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Registration Statement (Form S-3, File No. 333-81791)
pertaining to the shelf registration of Public Service Company of Colorado's Senior Debt Securities, its Form 10-Q for the quarter ended March 31, 2000, which includes our report dated May 12, 2000, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN

                                                                   EXHIBIT 15(c)
May 12, 2000


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan, its Form 10-Q for the quarter ended March 31, 2000, which includes our report dated May 12, 2000, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN