Form 10-Q
period 2000-06-30
NEW CENTURY ENERGIES INC; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 2000-08-07
CIK 1004858, 81018, 92521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________   to   ____________

            Exact name of registrant as specified in its charter,
            State or other jurisdiction of incorporation or
            organization, Address of principal executive
Commission  offices and Registrant's Telephone Number,            IRS Employer
File Number including area code                               Identification No.
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On August 1, 2000, 116,766,809 shares of the New Century Energies, Inc.'s Common Stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $4,130,625,868.

Public Service Company of Colorado and Southwestern Public Service Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

                                Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements .........................................      1

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................     39


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..............................................   57

Item 6.  Exhibits and Reports on Form 8-K...............................   57








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

TERMS
The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
----------------------------------------------------------------------
AEP............................................American Electric Power
Cheyenne........................Cheyenne Light, Fuel and Power Company
CPUC..........The Public Utilities Commission of the State of Colorado
Denver District Court...............District Court in and for the City
                                                  and County of Denver
DSM.............................................Demand Side Management
Dth..........................................................Dekatherm
EPA...............................U.S. Environmental Protection Agency
e prime.................................e prime, inc. and subsidiaries
FERC..............................Federal Energy Regulatory Commission
Fort St. Vrain..............Fort St. Vrain Electric Generating Station,
                                 formerly a nuclear generating station
GCA................................................Gas Cost Adjustment
ICA..........................................Incentive Cost Adjustment
IRS...........................................Internal Revenue Service
Kwh......................................................kilowatt-hour
PSCo/SPS Merger..............business combination between PSCo and SPS
NCE or Company..............................New Century Energies, Inc.
NCE/NSP Merger................business combination between NCE and NSP
NCI....................................New Century International, Inc.
NMPRC..........................New Mexico Public Regulation Commission
NOx.....................................................Nitrogen Oxide
NSP......................................Northern States Power Company
PSCCC........................Public Service Company Credit Corporation
PSCo................................Public Service Company of Colorado
PSRI.............................................PSR Investments, Inc.
PUHCA...........Public Utility Holding Company Act of 1935, as amended
PUCT................................Public Utility Commission of Texas
QF.................................................Qualifying Facility
SEC.................................Securities and Exchange Commission
SO2.....................................................Sulfur Dioxide
SPS................................Southwestern Public Service Company
SFAS 71...........Statement of Financial Accounting Standards No. 71 -
           "Accounting for the Effects of Certain Types of Regulation"
SFAS 112.........Statement of Financial Accounting Standards No. 112 -
                   "Employers' Accounting for Postemployment Benefits"
Thunder Basin...............................Thunder Basin Coal Company
Y2K..........................................................Year 2000
Yorkshire Electricity..................Yorkshire Electricity Group plc
Yorkshire Power.............................Yorkshire Power Group Ltd.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Property, plant and equipment, at cost:
   Electric ..........................................    $7,695,165 $7,496,942
   Gas................................................     1,362,575  1,327,048
   Steam and other....................................       116,019    113,050
   Common to all departments..........................       483,364    464,059
   Construction in progress...........................       360,845    400,439
                                                             -------    -------
                                                          10,017,968  9,801,538
   Less: accumulated depreciation ....................     3,687,879  3,540,516
                                                           ---------  ---------

     Total property, plant and equipment..............     6,330,089  6,261,022
                                                           ---------  ---------




Investments, at cost:
   Investment in Yorkshire Power and other
     unconsolidated subsidiaries (Note 3) ............       402,793    391,754
   Other..............................................       131,664     89,404
                                                             -------    -------
    Total investments.................................       534,457    481,158
                                                             -------    -------


Current assets:
   Cash and temporary cash investments................        36,109     83,763
   Accounts receivable, less reserve for uncollectible
     accounts ($4,696 at June 30, 2000; $4,601 at
     December 31, 1999)...... ........................       368,398    371,116
   Accrued unbilled revenues..........................       254,090    266,537
   Recoverable purchased gas and electric energy costs        58,122     46,863
   Materials and supplies, at average cost............        73,191     75,021
   Fuel inventory, at average cost....................        29,979     29,618
   Gas in underground storage, at cost (LIFO).........        28,916     63,656
   Prepaid expenses...................................        82,789     74,905
   Other..............................................         4,947     15,659
                                                             -------    -------
    Total current assets..............................       936,541  1,027,138
                                                             -------  ---------

Deferred charges:
   Regulatory assets (Note 1).........................       295,887    337,965
   Unamortized debt expense...........................        29,436     29,775
   Other..............................................       241,619    184,934
                                                             -------    -------
    Total deferred charges............................       566,942    552,674
                                                             -------    -------
                                                          $8,368,029 $8,321,992


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                             CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Common stock..........................................   $1,944,007  $1,916,088
Retained earnings.....................................      870,420     819,553
Accumulated other comprehensive income (Note 1) ......      (24,879)     (2,951)
                                                            -------      ------
    Total common equity...............................    2,789,548   2,732,690

PSCo and SPS obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely
  subordinated  debentures of PSCo and SPS (Note 6)...      294,000     294,000
Long-term debt of subsidiaries........................    2,248,618   2,374,121
                                                          ---------   ---------
                                                          5,332,166   5,400,811

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions    54,168      57,596
   Employees' postemployment benefits.................       32,566      32,823
                                                             ------      ------
    Total noncurrent liabilities......................       86,734      90,419
                                                             ------      ------

Current liabilities:
   Notes payable and commercial paper.................      791,250     633,527
   Long-term debt due within one year.................      176,634     136,218
   Accounts payable...................................      440,734     471,757
   Dividends payable..................................       69,874      70,045
   Recovered electric energy costs....................       15,481      11,873
   Customers' deposits................................       31,300      30,810
   Accrued taxes......................................       50,812      88,617
   Accrued interest...................................       59,859      61,701
   Other..............................................      154,765     152,535
                                                            -------     -------
    Total current liabilities.........................    1,790,709   1,657,083
                                                          ---------   ---------

Deferred credits:
   Customers' advances for construction...............       64,614      56,259
   Unamortized investment tax credits.................       93,017      95,426
   Accumulated deferred income taxes..................      957,663     967,408
   Other..............................................       43,126      54,586
                                                            -------      ------
    Total deferred credits............................    1,158,420   1,173,679
                                                          ---------   ---------

Commitments and contingencies (Notes 4 and 5).........   ----------  ----------
                                                         $8,368,029  $8,321,992
                                                         ==========  ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating revenues:
   Electric...........................................       $715,104  $607,277
   Gas................................................        139,359   173,172
   Other..............................................         22,389    20,385
                                                              -------    ------
                                                              876,852   800,834

Operating expenses:
   Fuel used in generation............................        167,801   152,857
   Purchased power....................................        179,770   130,635
   Cost of gas sold...................................         82,560   114,502
   Other operating and maintenance expenses-regulated.        132,959   137,040
   Other operating and maintenance expenses-nonregulated       22,589    28,308
   Depreciation and amortization......................         73,805    69,895
   Taxes (other than income taxes) ...................         32,789    37,477
                                                              -------    ------
                                                              692,273   670,714
Operating income......................................        184,579   130,120

Other income and deductions:
   Equity in earnings of Yorkshire Power and other
    unconsolidated subsidiaries (Note 3)                        9,499    (2,787)
   Miscellaneous income and deductions - net..........          2,414    (2,609)
                                                              -------   -------
                                                               11,913    (5,396)

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................         43,467    43,942
   Other interest.....................................         12,571     7,362
   Allowance for borrowed funds used during construction       (3,491)   (2,611)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts holding solely  subordinated  debentures of
    PSCo and SPS......................................          5,762     5,762
                                                                -----     -----
                                                               58,309    54,455

Income before income taxes and extraordinary item.....        138,183    70,269
Income taxes..........................................         43,602    21,034
                                                              -------    ------
Income before extraordinary item......................         94,581    49,235
Extraordinary item (Notes 1 and 4)....................        (13,658)        -
                                                              -------    ------
Net income............................................        $80,923   $49,235
                                                              =======   =======

Weighted average common shares outstanding:
   Basic..............................................        116,611   115,080
   Diluted............................................        116,649   115,103

Basic and diluted earnings per share of common stock
 outstanding:
   Income before extraordinary item...................        $  0.81    $ 0.43
   Extraordinary item (Notes 1 and 4).................          (0.12)        -
                                                              --------   ------
   Net income.........................................        $  0.69    $ 0.43
                                                              =======    ======


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating revenues:
   Electric...........................................    $1,348,226 $1,201,808
   Gas................................................       423,394    478,307
   Other..............................................        43,902     35,414
                                                             -------     ------
                                                           1,815,522  1,715,529

Operating expenses:
   Fuel used in generation............................       310,696    286,706
   Purchased power....................................       342,399    257,879
   Cost of gas sold...................................       269,313    333,581
   Other operating and maintenance expenses-regulated.       266,865    266,466
   Other operating and maintenance expenses-nonregulated      45,839     48,991
   Depreciation and amortization......................       145,995    139,397
   Taxes (other than income taxes) ...................        67,013     75,097
                                                             -------     ------
                                                           1,448,120  1,408,117
Operating income......................................       367,402    307,412

Other income and deductions:
   Equity in earnings of Yorkshire Power and other
     unconsolidated subsidiaries (Note 3).............        32,640     13,024
   Miscellaneous income and deductions - net..........         1,428     (6,151)
                                                             -------     ------
                                                              34,068      6,873

Interest charges and preferred dividends of subsidiaries:
   Interest on long-term debt.........................        87,002     85,352
   Other interest.....................................        23,494     14,251
   Allowance for borrowed funds used during construction      (6,536)    (5,527)
   Dividends on PSCo and SPS obligated mandatorily
     redeemable preferred securities of subsidiary
     trusts holding solely  subordinated  debentures of
     PSCo and SPS.....................................        11,525     11,525
                                                              ------     ------
                                                             115,485    105,601

Income before income taxes and extraordinary item.....       285,985    208,684
Income taxes..........................................        86,076     58,149
                                                             -------     ------
Income before extraordinary item......................       199,909    150,535
Extraordinary item (Notes 1 and 4)....................       (13,658)         -
                                                             -------     ------
Net income............................................      $186,251   $150,535
                                                            ========   ========

Weighted average common shares outstanding:
   Basic..............................................       116,360    114,881
   Diluted............................................       116,398    114,916

Basic and diluted earnings per share of common stock
 outstanding:
   Income before extraordinary item...................       $  1.72     $ 1.31
   Extraordinary item (Notes 1 and 4).................         (0.12)         -
                                                             --------    ------
   Net income.........................................       $  1.60     $ 1.31
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

                           NEW CENTURY ENERGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................       $186,251  $150,535
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item (Notes 1 and 4)...............         13,658         -
     Depreciation and amortization....................        152,809   145,934
     Amortization of investment tax credits...........         (2,409)   (2,551)
     Deferred income taxes............................         21,564    15,003
     Equity in earnings of Yorkshire Power and other
      unconsolidated subsidiaries, net................       (32,640)   (13,024)
     Allowance for equity funds used during construction           -       (827)
     Change in accounts receivable....................         2,859      7,089
     Change in inventories............................        36,209     18,420
     Change in other current assets...................          (978)    82,069
     Change in accounts payable.......................       (29,875)   (15,928)
     Change in other current liabilities..............       (27,118)   (52,103)
     Change in deferred amounts.......................       (67,027)   (22,186)
     Change in noncurrent liabilities.................        (3,685)     2,124
     Other............................................          (967)        84
                                                             -------    -------
       Net cash provided by operating activities......       248,651    314,639

Investing activities:
   Construction expenditures..........................      (211,180)  (287,650)
   Allowance for equity funds used during construction             -        827
   Proceeds from disposition of property, plant
     and equipment....................................         2,747        512
   Purchase of other investments......................       (51,326)   (11,809)
   Sale of other investments..........................         7,498      2,402
                                                             -------    -------
       Net cash used in investing activities..........      (252,261)  (295,718)

Financing activities:
   Proceeds from sale of common stock.................        20,683     20,532
   Proceeds from sale of long-term debt...............       100,725    156,488
   Redemption of long-term debt.......................      (187,621)   (66,774)
   Short-term borrowings - net........................       157,723     19,702
   Dividends on common stock..........................      (135,554)  (133,379)
                                                            --------   --------

       Net cash used in financing activities..........       (44,044)    (3,431)
                                                             -------    -------
       Net (decrease) increase in cash and temporary
        cash investments..............................       (47,654)    15,490
       Cash and temporary cash investments at
         beginning of period..........................        83,763     56,667
                                                              ------     ------
       Cash and temporary cash investments at end of
         period.......................................      $ 36,109   $ 72,157
                                                            ========   ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                (Thousands of Dollars, Except Share Information)

                                                                                      Accumulated
                                                              Paid                       Other
                              Common Stock, $1 par value       in         Retained   Comprehensive
                              Shares          Amount         Capital      Earnings      Income        Total
                              ------          ------         -------      --------      ------        -----

Balance at March 31, 1999     114,924,982    $ 114,925     $1,769,762    $ 775,016     $ (2,856)   $2,656,847
Comprehensive income (Note 1):
  Net income................            -            -              -       49,235            -        49,235
  Foreign currency translation
   adjustment...............            -            -              -            -       (6,554)       (6,554)
                                                                                                       ------
      Comprehensive income                                                                             42,681

Dividends declared on common
 stock .....................            -            -              -      (66,855)           -       (66,855)
Issuance of common stock          317,286          317         11,511            -            -        11,828
                                  -------      -------        -------      -------      -------        ------


Balance at June 30, 1999 ...  115,242,268    $ 115,242     $1,781,273     $757,396     $ (9,410)   $2,644,501
                              ===========    =========     ==========     ========     ========    ==========


Balance at March 31, 2000     116,466,495    $ 116,466     $1,817,848     $857,225     $ (6,483)   $2,785,056
Comprehensive income (Note 1):
  Net income................            -            -              -       80,923            -        80,923
  Foreign currency translation
   adjustment...............            -            -              -            -      (18,396)      (18,396)
                                                                                                      -------
      Comprehensive income..                                                                           62,527

Dividends declared on common
 stock .....................            -            -              -      (67,728)           -       (67,728)
Issuance of common stock          288,639          289          9,404            -            -         9,693
                                  -------          ---          -----       ------      -------       -------

Balance at June 30, 2000      116,755,134    $ 116,755     $1,827,252     $870,420     $(24,879)   $2,789,548
                              ===========    =========     ==========     ========     ========    ==========


Authorized shares of common stock were 260 million at June 30, 2000 and 1999.

      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                (Thousands of Dollars, Except Share Information)

                                                                                      Accumulated
                                                              Paid                       Other
                              Common Stock, $1 par value       in         Retained   Comprehensive
                              Shares          Amount         Capital      Earnings      Income        Total
                              ------          ------         -------      --------      ------        -----

Balance at December 31, 1998  114,490,772    $ 114,491     $1,751,895    $ 740,677     $7,764      $2,614,827
Comprehensive income (Note 1):
  Net income.................           -            -              -      150,535          -         150,535
  Foreign currency translation
   adjustment.................          -            -              -            -    (17,174)        (17,174)
                                                                                                      -------
      Comprehensive income                                                                            133,361

Dividends declared on common
 stock .......................          -            -              -     (133,816)         -        (133,816)
Issuance of common stock          751,496          751         29,378            -          -          30,129
                                  -------      -------        -------      -------    -------         -------


Balance at June 30, 1999 .....115,242,268   $  115,242     $1,781,273    $ 757,396    $(9,410)     $2,644,501
                              ===========   ==========     ==========    =========    =======      ==========





Balance at December 31, 1999  115,837,199   $  115,837     $1,800,251    $ 819,553    $(2,951)     $2,732,690
Comprehensive income (Note 1):
  Net income................            -            -              -      186,251          -         186,251
  Foreign currency translation
   adjustment...............            -            -              -            -    (21,928)        (21,928)
                                                                                                     --------
      Comprehensive income                                                                            164,323

Dividends declared on common
 stock .....................            -            -              -     (135,384)         -        (135,384)
Issuance of common stock          917,935          918         27,001            -          -          27,919
                                  -------        -----        -------      -------    -------          ------

Balance at June 30, 2000      116,755,134   $  116,755     $1,827,252    $ 870,420   $(24,879)     $2,789,548
                              ===========   ==========     ==========    =========   ========      ==========

Authorized shares of common stock were 260 million at June 30, 2000 and 1999.

      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Property, plant and equipment, at cost:
   Electric ..........................................   $4,779,154  $4,629,092
   Gas................................................    1,324,487   1,289,995
   Steam and other....................................       68,305      68,109
   Common to all departments..........................      478,245     458,940
   Construction in progress...........................      259,563     300,224
                                                           --------    --------
                                                          6,909,754   6,746,360
   Less: accumulated depreciation ....................    2,480,792   2,373,824
                                                          ---------   ---------
     Total property, plant and equipment..............    4,428,962   4,372,536
                                                          ---------   ---------

Investments, at cost:
   Note receivable from affiliate.....................      192,620     192,620
   Other..............................................       13,764      12,679
                                                           --------    --------
    Total investments.................................      206,384     205,299
                                                           --------    --------

Current assets:
   Cash and temporary cash investments................       15,095      51,731
   Accounts receivable, less reserve for uncollectible
     accounts ($3,733 at June 30, 2000; $2,533 at
     December 31, 1999) ..............................      150,967     199,304
   Accrued unbilled revenues .........................      172,196     220,330
   Recoverable purchased gas and electric energy costs       21,612      42,697
   Materials and supplies, at average cost............       54,058      53,984
   Fuel inventory, at average cost....................       27,689      27,326
   Gas in underground storage, at cost (LIFO).........       28,265      62,487
   Current portion of deferred income taxes...........        4,869       3,532
   Prepaid expenses and other.........................       27,548      42,760
                                                           --------    --------
    Total current assets..............................      502,299     704,151
                                                           --------    --------

Deferred charges:
   Regulatory assets (Note 1).........................      224,942     236,251
   Unamortized debt expense ..........................       18,179      18,892
   Other..............................................       58,901      51,813
                                                           --------    --------
    Total deferred charges............................      302,022     306,956
                                                           --------    --------
                                                         $5,439,667  $5,588,942



      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Common stock..........................................   $1,414,835  $1,414,835
Retained earnings.....................................      428,039     346,050
                                                           --------     -------
    Total common equity...............................    1,842,874   1,760,885

PSCo obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of PSCo (Note 6) ............      194,000     194,000
Long-term debt........................................    1,681,527   1,721,959
                                                          ---------   ---------
                                                          3,718,401   3,676,844
Noncurrent liabilities:
  Employees' postretirement benefits other than pensions     46,974      51,080
  Employees' postemployment benefits.................        26,229      26,229
                                                           --------     -------
    Total noncurrent liabilities......................       73,203      77,309
                                                           --------     -------

Current liabilities:
   Notes payable and commercial paper.................      295,300     356,192
   Long-term debt due within one year.................      171,988     132,823
   Accounts payable...................................      233,752     336,891
   Dividends payable..................................            -      44,575
   Recovered electric energy costs....................       15,481      11,873
   Customers' deposits................................       24,984      24,370
   Accrued taxes......................................       54,499      67,030
   Accrued interest...................................       42,074      44,034
   Other..............................................       81,814      91,067
                                                           --------     -------
    Total current liabilities.........................      919,892   1,108,855
                                                           --------   ---------

Deferred credits:
   Customers' advances for construction...............       63,280      54,826
   Unamortized investment tax credits ................       87,039      89,286
   Accumulated deferred income taxes..................      557,850     555,829
   Other..............................................       20,002      25,993
                                                           --------     -------
    Total deferred credits............................      728,171     725,934
                                                           --------     -------

Commitments and contingencies (Notes 4 and 5).........   ----------  ----------
                                                         $5,439,667  $5,588,942
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                                2000     1999

Operating revenues:
   Electric...........................................       $449,230  $373,690
   Gas................................................        138,861   140,895
   Other..............................................          1,988     1,580
                                                              -------   -------
                                                              590,079   516,165
Operating expenses:
   Fuel used in generation............................         69,907    54,882
   Purchased power....................................        143,459   111,963
   Gas purchased for resale...........................         84,642    87,721
   Other operating and maintenance expenses...........         93,318   102,037
   Depreciation and amortization......................         51,886    48,822
   Taxes (other than income taxes) ...................         20,462    23,595
   Income taxes  .....................................         29,656    14,768
                                                              -------   -------
                                                              493,330   443,788
Operating income......................................         96,749    72,377

Other income and deductions-net.......................          4,307       831

Interest charges:
   Interest on long-term debt.........................         32,798    29,908
   Other interest.....................................          6,104     6,741
   Allowance for borrowed funds used during construction       (2,567)   (2,061)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo ..........          3,800     3,800
                                                              -------     -----
                                                               40,135    38,388
                                                               ------    ------

Net income............................................        $60,921  $34,820
                                                              =======  =======




      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                                2000     1999
                                                                ----     ----

Operating revenues:
   Electric...........................................      $ 855,325 $ 755,012
   Gas................................................        409,582   395,066
   Other..............................................          5,722     4,957
                                                              -------   -------
                                                            1,270,629 1,155,035
Operating expenses:
   Fuel used in generation............................        126,109   106,747
   Purchased power....................................        276,615   226,190
   Gas purchased for resale...........................        260,991   260,562
   Other operating and maintenance expenses...........        190,984   196,548
   Depreciation and amortization......................        102,250    97,362
   Taxes (other than income taxes) ...................         41,808    47,082
   Income taxes  .....................................         65,453    43,982
                                                              -------   -------
                                                            1,064,210   978,473
                                                            ---------   -------
Operating income......................................        206,419   176,562

Other income and deductions-net.......................          3,869      (735)

Interest charges:
   Interest on long-term debt.........................         65,320    59,791
   Other interest.....................................         12,250    11,961
   Allowance for borrowed funds used during construction       (4,562)   (4,284)
   Dividends on PSCo obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of PSCo ..........          7,600     7,600
                                                                -----     -----

                                                               80,608    75,068

Net income............................................      $ 129,680 $ 100,759
                                                            ========= =========




      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................       $129,680  $100,759
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization....................        105,373   100,369
     Amortization of investment tax credits...........         (2,247)   (2,388)
     Deferred income taxes............................          7,238     4,735
     Change in accounts receivable....................         48,337    17,210
     Change in inventories............................         33,785    18,729
     Change in other current assets...................         84,431   102,519
     Change in accounts payable.......................       (103,139)  (30,778)
     Change in other current liabilities..............        (19,522)  (28,353)
     Change in deferred amounts.......................         (8,653)   (6,977)
     Change in noncurrent liabilities.................         (4,106)      974
                                                              -------   -------
       Net cash provided by operating activities......        271,177   276,799

Investing activities:
   Construction expenditures..........................       (155,516) (215,940)
   Proceeds from disposition of property, plant
     and equipment ...................................          3,446    12,467
   Purchase of other investments......................         (5,773)   (2,481)
   Sale of other investments..........................          5,073     2,361
                                                              -------   -------
       Net cash used in investing activities..........       (152,770) (203,593)

Financing activities:
   Proceeds from the sale of long-term debt...........         99,750    47,666
   Redemption of long-term debt.......................       (101,636)  (66,482)
   Short-term borrowings - net........................        (60,892)   57,230
   Dividends on common stock..........................        (92,265)  (92,976)
                                                              -------   -------
       Net cash used in financing activities..........       (155,043)  (54,562)
                                                             --------   -------
       Net (decrease) increase in cash and temporary
        cash investments .............................        (36,636)   18,644
       Cash and temporary cash investments at
        beginning of period ..........................         51,731    19,926
                                                               ------    ------

       Cash and temporary cash investments at
        end of period ................................       $ 15,095  $ 38,570
                                                             ========  ========


      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                     ASSETS

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Property, plant and equipment, at cost:
   Electric...........................................   $2,848,861  $2,802,077
   Construction in progress...........................       95,562      95,477
                                                            -------     -------
                                                          2,944,423   2,897,554
   Less: accumulated depreciation.....................    1,160,806   1,123,739
                                                          ---------   ---------

    Total property, plant and equipment...............    1,783,617   1,773,815
                                                          ---------   ---------


Investments, at cost:
   Notes receivable from affiliate....................      119,036     119,036
   Other..............................................        6,012       5,946
                                                            -------     -------
    Total investments.................................      125,048     124,982
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................        9,671       1,532
   Accounts receivable, less reserve for uncollectible
    accounts ($333 at June 30, 2000; $682 at
    December 31, 1999)................................       62,283      83,928
   Accrued unbilled revenues..........................       81,048      44,631
   Recoverable electric energy cost (Note 4)..........       34,901       1,948
   Materials and supplies, at average cost............       16,027      18,035
   Fuel inventory, at average cost....................        2,290       2,292
   Prepaid expenses and other.........................       21,991       4,324
                                                            -------     -------
    Total current assets..............................      228,211     156,690
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................       70,759     101,419
   Prepaid pension asset..............................       50,763      40,087
   Unamortized debt expense...........................        9,488       9,605
   Other..............................................       12,211      12,778
                                                            -------     -------
    Total deferred charges............................      143,221     163,889
                                                            -------     -------
                                                         $2,280,097  $2,219,376
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

Common stock..........................................    $353,099  $  353,099
Retained earnings.....................................     421,854     408,284
                                                           -------     -------
    Total common equity...............................     774,953     761,383

SPS obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS (Note 6) .............     100,000     100,000
Long-term debt (Notes 1 and 4)........................     520,590     605,875
                                                           -------     -------
                                                         1,395,543   1,467,258

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions    6,504       6,086
   Employees' postemployment benefits.................       4,683       4,940
                                                           -------     -------
    Total noncurrent liabilities......................      11,187      11,026
                                                           -------     -------

Current liabilities:
   Notes payable and commercial paper.................     311,350     177,746
   Accounts payable...................................      98,554      76,560
   Dividends payable..................................           -      20,963
   Customers' deposits................................       5,642       5,833
   Accrued taxes......................................      17,893      23,486
   Accrued interest...................................      14,685      17,223
   Current portion of accumulated deferred income taxes      6,327           -
   Other..............................................      41,764      26,857
                                                           -------     -------
    Total current liabilities.........................     496,215     348,668
                                                           -------     -------

Deferred credits:
   Unamortized investment tax credits.................       4,844       4,969
   Accumulated deferred income taxes..................     366,087     376,245
   Other..............................................       6,221      11,210
                                                           -------     -------
    Total deferred credits............................     377,152     392,424
                                                           -------     -------

Commitments and contingencies (Notes 4 and 5).........  ----------  ----------
                                                        $2,280,097  $2,219,376
                                                        ==========  ==========





      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Three Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating revenues....................................       $256,643  $224,114

Operating expenses:
   Fuel used in generation............................         97,894    97,975
   Purchased power....................................         28,579    11,404
   Other operating and maintenance expenses...........         40,989    33,858
   Depreciation and amortization......................         19,365    18,435
   Taxes (other than income taxes)....................         11,774    12,487
   Income taxes.......................................         16,516    13,483
                                                              -------   -------
                                                              215,117   187,642
Operating income......................................         41,526    36,472

Other income and deductions - net.....................          2,826     2,380

Interest charges:
   Interest on long-term debt.........................         10,159    13,639
   Other interest.....................................          4,504       960
   Allowance for borrowed funds used during construction         (919)     (544)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS ...........          1,962     1,962
                                                                -----     -----
                                                               15,706    16,017

Income before extraordinary item......................         28,646    22,835

Extraordinary item (Notes 1 and 4)....................        (13,658)        -
                                                              -------   -------

Net income............................................        $14,988   $22,835
                                                              =======   =======


      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating revenues....................................       $472,875  $426,666

Operating expenses:
   Fuel used in generation............................        184,587   180,028
   Purchased power....................................         49,740    16,509
   Other operating and maintenance expenses...........         76,850    67,662
   Depreciation and amortization......................         38,719    36,907
   Taxes (other than income taxes)....................         23,856    25,871
   Income taxes.......................................         27,446    27,848
                                                              -------   -------
                                                              401,198   354,825
Operating income......................................         71,677    71,841

Other income and deductions - net.....................          6,236     4,460

Interest charges:
   Interest on long-term debt.........................         20,816    24,834
   Other interest.....................................          8,235     2,549
   Allowance for borrowed funds used during construction       (1,965)   (1,233)
   Dividends on SPS obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely subordinated debentures of SPS                      3,925     3,925
                                                                -----     -----
                                                               31,011    30,075

Income before extraordinary items.....................         46,902    46,226

Extraordinary item (Notes 1 and  4)...................        (13,658)        -
                                                              -------   -------

Net income............................................        $33,244   $46,226
                                                              =======   =======


      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               2000      1999
                                                               ----      ----

Operating activities:
   Net income.........................................       $ 33,244  $ 46,226
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item (Notes 1 and 4)...............         13,658         -
     Depreciation and amortization....................         40,483    38,713
     Amortization of investment tax credits...........           (125)     (125)
     Deferred income taxes............................         13,535     6,102
     Change in accounts receivable....................         21,645     1,877
     Change in inventories............................          2,010      (573)
     Change in other current assets...................        (83,897)  (22,026)
     Change in accounts payable.......................         21,994    12,968
     Change in other current liabilities..............          6,585   (24,566)
     Change in deferred amounts.......................        (19,131)  (14,291)
     Change in noncurrent liabilities.................            161     1,001
                                                              -------   -------
       Net cash provided by operating activities......         50,162    45,306

Investing activities:
   Construction expenditures..........................        (47,647)  (61,840)
   Cost of disposition of property, plant and equipment        (1,927)   (2,162)
   Purchase and sale of other investments.............            (66)     (109)
                                                              -------   -------
       Net cash used in investing activities..........        (49,640)  (64,111)

Financing activities:
   Proceeds from sale of long-term debt...............              -    99,846
   Redemption of long-term debt.......................        (85,350)        -
   Short-term borrowings - net........................        133,604   (35,465)
   Dividends on common stock..........................        (40,637)  (40,031)
                                                              -------   -------
       Net cash provided by financing activities......          7,617    24,350
                                                              -------   -------
       Net increase in cash and temporary
        cash investments .............................          8,139     5,545
       Cash and temporary cash investments at beginning
         of period ...................................          1,532     1,350
                                                                -----     -----
       Cash and temporary cash investments at end
         of period ...................................       $  9,671   $ 6,895
                                                             ========   =======



      The accompanying notes to consolidated condensed financial statements statements are an integral part of these financial statements.

                   NEW CENTURY ENERGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies (NCE, PSCo and SPS)

Business, Utility Operations and Regulation

      NCE is a registered holding company under the PUHCA and its domestic utility subsidiaries (PSCo, SPS and Cheyenne) are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions in Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. Over 90% of the Company's revenues are derived from its regulated utility operations (see Note 4. Regulatory Matters for further discussion).

      Regulatory Assets and Liabilities

      The Company's regulated subsidiaries, except as discussed below for SPS, prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. Accounting under SFAS 71 is appropriate as long as: 1) rates are established by or subject to approval by independent, third party regulators, 2) rates are designed to recover an enterprise's cost-of-service, and 3) in view of the demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers. Management has concluded that as of June 30, 2000, the requirements to apply SFAS 71 continue to be met by all utility operations, except for SPS' generation operations.

      In the event that a portion of a subsidiary's operations is no longer subject to the provisions of SFAS 71, as a result of a change in regulation or the effects of competition, the affected subsidiary could be required to write-off its regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on NCE's, PSCo's and/or SPS' financial position, results of operations or cash flow.

      With the issuance of a final written order by the PUCT addressing the implementation of electric utility restructuring for SPS, management believes that sufficient details of a transition plan to competition now exist allowing for a reasonable determination of the impacts of the deregulation of SPS' generation business. Accordingly, SPS discontinued the application of SFAS 71 for the generation portion of its business during the second quarter of 2000. SPS applied the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of SFAS 71" and Emerging Issues Task Force Consensus No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the
Application of FASB Statements No. 71 and 101" to SPS' electric generation business. While the PUCT rate order only addresses Texas operations, SPS plans to pursue a similar strategy to implement the restructuring legislation enacted in New Mexico and believes that all of its generation will ultimately be deregulated. Accordingly, SPS has applied SFAS 101 to all jurisdictions of its generation business. SPS' transmission and distribution business continues to meet the requirements of SFAS 71, as that business is expected to remain regulated. During the second quarter of 2000, SPS wrote-off its generation related regulatory assets and other deferred costs totaling approximately $19 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million against the earnings of SPS and NCE. The total impacts of deregulation may be affected by the results of future state and Federal regulatory proceedings prior to actual implementation of full competition, currently anticipated to begin on January 1, 2002 (see Note 4. Regulatory Matters for further discussion).

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated balance sheets (in thousands):

June 30, 2000                           NCE         PSCo           SPS
                                      -------      -------        ------

Income taxes........................  $ 98,291      $52,457      $ 46,452
Nuclear decommissioning costs.......    58,906       58,906             -
Employees' postretirement benefits
  other than pensions...............    48,775       48,625           150
Employees' postemployment benefits..    23,297       23,018             -
Demand-side management costs........    36,557       22,840        13,717
Unamortized debt reacquisition costs    24,014       13,237        10,252
Other...............................     6,047        5,859           188
                                      --------      -------      --------
  Total.............................  $295,887     $224,942      $ 70,759
                                      ========     ========      ========

December 31, 1999                        NCE        PSCo            SPS
                                      -------      -------        ------

Income taxes........................  $123,241     $ 59,011       $64,829
Nuclear decommissioning costs.......    63,835       63,835             -
Employees' postretirement benefits
  other than pensions...............    53,321       50,570         2,751
Employees' postemployment benefits..    23,374       23,018             -
Demand-side management costs........    35,614       24,211        11,403
Unamortized debt reacquisition costs    31,492       14,284        16,671
Other...............................     7,088        1,322         5,765
                                      --------      -------       -------
  Total.............................  $337,965     $236,251      $101,419
                                      ========     ========      ========

      The regulatory assets of the Company's regulated subsidiaries that are currently being recovered as of June 30, 2000 and December 31, 1999 are reflected in rates charged to customers. The recovery of regulatory assets over the next three years is estimated to exceed $125 million. Refer to the discussion below or the Notes to Consolidated Financial Statements included herein and in the NCE, PSCo and SPS 1999 Annual Report on Form 10-K for a more detailed discussion regarding recovery periods.

      The Company and its subsidiaries adopted accrual accounting for postemployment benefits under SFAS 112 in 1994. The costs of these benefits were historically recorded on a pay-as-you go basis and, accordingly, PSCo and Cheyenne recorded regulatory assets in anticipation of obtaining future rate recovery of these costs. PSCo and Cheyenne subsequently requested rate recovery of these costs on a jurisdictional basis before applicable federal and state regulatory agencies. PSCo recovered its FERC jurisdictional portion of these costs during 1996 to 1998 and Cheyenne received Wyoming Public Service Commission approval to recover its portion of these costs. PSCo requested approval to recover its Colorado retail gas jurisdictional portion ($8.9 million balance at December 31, 1995) in a 1996 retail rate case and its retail electric jurisdictional portion ($14.1 million balance at December 31, 1996) in the electric department earnings test filing for 1997. In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the regulatory asset. PSCo appealed this decision to the Denver District Court. In 1998, the CPUC approved a settlement agreement in connection with the electric department earnings test filing for 1997, which deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeals on the gas rate case. On December 16, 1999, the Denver District Court affirmed the decision by the CPUC in the gas rate case. PSCo appealed the District Court decision to the Colorado Supreme Court on January 31, 2000, and filed its opening brief on June 23, 2000. The Company expects a final decision on this matter in late 2000 or early 2001. PSCo continues to believe that it will ultimately be allowed to recover this regulatory asset. If PSCo is unsuccessful in its appeal, all unrecoverable amounts totaling approximately $23 million will be written off.

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

Risk Management

      The Company and its subsidiaries adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), effective January 1, 1999. EITF 98-10 requires gains or losses resulting from market value changes on energy trading contracts to be recorded in earnings. The initial adoption of EITF 98-10 had no impact on the net income of NCE, PSCo or SPS. For the three and six month periods ended June 30, 2000, NCE recognized a net gain of $2,223,000 and $1,948,000, respectively, and PSCo recognized a net gain of $1,083,000 and $959,000, respectively, for market value changes on energy trading contracts. For the three and six month periods ended June 30, 1999, NCE recognized net gains/(losses) of $688,000 and ($551,000), respectively, and PSCo recognized net gains of $261,000 and $78,000, respectively, for market value changes on energy trading contracts. SPS does not currently have any trading activities.

      Revenues and purchased energy costs associated with trading activities are presented net on the income statement in electric and gas revenues.

Comprehensive Income

      Comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components were reported in NCE's Consolidated Condensed Statements of Shareholders' Equity for the three and six month periods ended June 30, 2000 and 1999. Other comprehensive income consists solely of foreign currency translation adjustments related to the investment in Yorkshire Power.

      For the three and six month periods ending June 30, 2000 and 1999, PSCo and SPS had no comprehensive income items, therefore, comprehensive income equals net income.

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

      The potentially dilutive securities included in the computation of diluted earnings per share were approximately 38,000 shares for both the three and six month periods ended June 30, 2000 and were 23,000 and 35,000 shares for the three and six month periods ended June 30, 1999, respectively. These shares had no impact on the Company's reported earnings per share information.

      Approximately 2,230,000 common shares are issuable under stock option grants as of June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

Statements of Cash Flows - Non-cash Transactions:

      Shares of common stock (264,042 in 2000 and 200,880 in 1999), valued at the market price on the date of issuance (approximately $7 million in 2000 and $10 million in 1999), were issued to savings plans of the Company. The estimated issuance values were recognized in other operating expenses during the respective preceding years. The stock issuances were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

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

      Subject to the terms of the NCE/NSP Merger Agreement, at the time of the NCE/NSP Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock") (other than certain shares to be canceled), together with any associated purchase rights, will be converted into the right to receive 1.55 shares of Xcel Energy common stock, par value $2.50 per share ("Xcel Energy Common Stock"). Cash will be paid in lieu of any fractional shares of Xcel Energy Common Stock which holders of NCE Common Stock would otherwise receive. Based on outstanding common stock of NCE and NSP at June 30, 2000, the NCE/NSP Merger would result in the common shareholders of NCE owning 54% of the common equity of Xcel Energy and the common shareholders of NSP owning 46% of the common equity of Xcel Energy. The NCE/NSP Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling-of-interests.

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

      The required applications or submissions to the state utility regulators and the FERC were completed in July 1999. In general, the filings to the state regulators proposed the sharing of cost savings among customers and shareholders for up to five years. All state regulatory approvals have been received. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings (see Note 4. Regulatory Matters for further discussion of NCE/NSP Merger rate proceedings). In February 2000, filings required under the PUHCA were made with the SEC and as required under HSR. The waiting period under HSR expired March 1, 2000, effectively approving the NCE/NSP Merger. Final approvals by the SEC are pending. NCE and NSP also have each agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The NCE/NSP Merger is expected to be completed during the third quarter of 2000.

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

      The following unaudited summarized pro forma financial information gives effect to the NCE/NSP Merger as if it had occurred at June 30, 2000 for balance sheet information and at January 1, 1999 for income statement information. This financial information should be read in conjunction with the historical financial statements and related notes of NCE and NSP, which are included in the Annual Reports on Form 10-K of the respective companies.

      These summarized pro forma amounts do not include any of the estimated cost savings expected to result from the NCE/NSP Merger. Such cost savings, net of the costs incurred to achieve such savings and to complete the merger transaction, are subject to regulatory review and approval. However, the pro forma amounts for NCE and NSP include approximately $33 million each respectively, of deferred nonrecurring merger costs as of June 30, 2000, mainly those directly attributable to the merger transaction. Assuming the business combination is accounted for as a pooling-of-interests, these costs will be expensed upon the consummation of the NCE/NSP Merger. The pro forma income statement information amounts do not reflect any of these costs. The pro forma balance sheet information has been adjusted to reflect a write-off of the deferred costs and a related reduction of retained earnings.

      The unaudited summarized pro forma financial information has been prepared using information provided by NSP. This information does not necessarily indicate what the combined company's financial position or operating results would have been if the merger had been completed on the assumed completion dates and does not necessarily indicate future operating results of the combined company.

Unaudited Summarized Pro Forma Balance Sheet information as of June 30, 2000 (in millions):

                             NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------

Property, plant &
 equipment- net            $ 4,468     $6,330      $3,904      $14,702
Current assets..........     1,286        937           -        2,223
Other assets............     6,172      1,101      (3,970)       3,303
                           -------     ------      ------      -------
  Total assets..........   $11,926     $8,368      $  (66)     $20,228
                           =======     ======      ======      =======

Common equity...........   $ 2,761     $2,789      $  (66)     $ 5,484
Preferred securities....       305        294           -          599
Long-term debt..........     4,839      2,249           -        7,088
                            ------     ------      ------      ------
  Total capitalization..     7,905      5,332         (66)      13,171
Current liabilities.....     1,953      1,791           -        3,744
Other liabilities.......     2,068      1,245           -        3,313
                            ------     ------      ------       ------
  Total equity and
    liabilities            $11,926     $8,368      $  (66)     $20,228
                           =======     ======      ======      =======

      The unaudited pro forma balance sheet information at June 30, 2000 reflects reporting adjustments to conform the presentation of non-regulated property (in property, plant and equipment).

Unaudited Summarized Pro Forma Income Statement information for the six months ended June 30, 2000 and 1999 (in millions, except per share data):

                             NSP         NCE     Adjustments  Pro Forma
                             ---         ---     -----------  ---------
   2000
Revenues................   $1,472      $1,816      $  921      $4,209
Operating income........      157         367         276         800
Net income*.............      110         186           -         296
Earnings available for
 common* ...............      108         186           -         294
Basic & diluted earnings
     per share*.........    $0.69       $1.60           -       $0.87

   1999
Revenues................   $1,402      $1,716      $  167      $3,285
Operating income........      154         307          56         517
Net income..............       63         151           -         214
Earnings available for
 common ................       60         151           -         211
Basic & diluted earnings
     per share..........    $0.40       $1.31           -       $0.64

      *During the second quarter 2000, SPS, a subsidiary of NCE, recognized an extraordinary charge of $13.7 million, net of tax ($0.12 per share for NCE; $0.04 per share for pro forma), related to the discontinued application of regulatory accounting under SFAS 71 for the generation portion of its business (see Note 1. Summary of Significant Accounting Policies and Note 4. Regulatory Matters).

      The unaudited pro forma income statement information for the six months ended June 30, 2000 and 1999 reflect reporting adjustments to conform the presentation of nonregulated revenues and earnings from equity investments in operating revenues.

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

      Summarized income statement information for the six months ended June 30, 2000 and 1999, respectively, is presented below (in millions):
                                                      2000         1999
                                                      ----         ----

    Yorkshire Power:
      Operating revenues.......................    $1,171.1      $1,156.7
                                                   --------      --------

      Operating income.........................       186.1         152.0
                                                   --------         -----

      Net income...............................    $   64.0      $   30.2
                                                   ========      ========

    NCI's equity in earnings of Yorkshire Power    $   32.0      $   15.1
                                                   ========      ========

      Yorkshire Power changed its accounting for depreciation, effective January 1, 2000. NCI's equity in earnings for the six months ended June 30, 2000 include approximately $6.5 million (after-tax) related to this change. Also, lower than expected electric energy supply costs contributed positively to the increase in Yorkshire Power's earnings.

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

      In response to Ofgem's final proposals and the increasing competition in the supply business, Yorkshire Power's management announced on January 18, 2000 the adoption of an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditures, staff reductions, outsourcing of certain functions and consolidations of facilities. Yorkshire Power intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the impact of the distribution and supply price reductions. Should Yorkshire Power be unable to reduce costs or grow revenues to the extent required to offset the effect of the price proposals, the Company's equity earnings from its investment in Yorkshire Power will be reduced, possibly significantly, in comparison to its current level of earnings.

Additionally, earnings during the latter half of 2000, as compared to the first half of 2000, are expected to be lower due to an increase in gas prices and competition with higher marketing and other customer related costs.

4. Regulatory Matters (NCE, PSCo and SPS)

Electric Utility Matters

Restructuring Legislation (NCE and SPS)

      SPS is an integrated electric utility and serves approximately 385,000 retail customers in portions of the states of Texas, New Mexico, Oklahoma and Kansas. Over 97% of SPS' retail customers, sales and revenues are in Texas and New Mexico. SPS serves wholesale customers, within its service territory, that comprise approximately 30-35% of total electric revenues and Kwh sales.
Restructuring legislation has been enacted in Texas and New Mexico, as summarized below. SPS has made and continues to make filings with the PUCT and the NMPRC, as required by each state's legislation, to address critical issues related to SPS' transition plans to retail competition. Retail competition will be implemented in these states on or before January 1, 2002. Texas will institute a 5% pilot program beginning June 2001. State and Federal regulators will be addressing a number of issues related to the implementation of restructuring during 2000 and 2001. SPS is diligently working to satisfy the legislative and regulatory requirements in developing its transition plans. It is anticipated that the implementation approach being developed in Texas, as discussed below, will satisfy the legislative and regulatory requirements in New Mexico and will be consistent with other state and Federal regulations.

Overview of New Mexico Legislation

      On April 8, 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which provides for customer choice for residential, small commercial and educational customers beginning January 1, 2001 and all remaining retail customers beginning January 1, 2002. Customers of a municipal utility and customers of a distribution cooperative utility will be afforded choice only if the respective utility elects to participate. The legislation provides for recovery of no less than 50% of stranded costs for all utilities as quantified by the NMPRC. Transition costs must be approved by the NMPRC prior to being recovered through a non-by-passable wires charge, which must be included in a transition plan filings. SPS must separate its utility operations into at least two segments: 1) energy generation and competitive services and 2) transmission and distribution utility services either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company, in general, is prohibited from providing unregulated services.

      In January 2000, SPS petitioned the NMPRC to file its transition plan by June 1, 2000. Additionally, SPS requested that the NMPRC postpone the beginning of customer choice for certain retail customers until June 1, 2001 and postpone the completion of SPS corporate separation from January 1, 2001 to January 1, 2002. On May 16, 2000, the NMPRC approved: 1) a one-year delay of customer choice for residential, small commercial and educational customers to January 1, 2002, 2) a six-month delay in customer choice for commercial and industrial customers to July 1, 2002, 3) a seven month delay for completion of SPS corporate separation by August 1, 2001 and 4) a utility transition plan filing date of June 1, 2000.

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

Implementation

      SPS filed its business separation plan in Texas during the first quarter of 2000 for the unbundling of business activities relating to power generation, transmission, and distribution and retail electric provider services. In summary, SPS has committed to separate into distinct businesses and to operate in an arm's length manner so that the transactions between affiliated entities and regulated entities do not confer any undue competitive advantages on NCE's businesses as compared to non-affiliates. In April 2000, the PUCT approved SPS' business separation plan. Overall, the plan provides for the separation of all competitive energy services by September 1, 2000, the establishment of an NCE customer care company, which will provide customer services for all of NCE's operating utilities, and a formal code of conduct and compliance manual for managing affiliate transactions. Prior to any legal separation and unbundling, SPS will be required to address the provisions limiting or otherwise affecting such activities contained in its first mortgage bond indenture. SPS has arranged interim financing, as approved by the NMPRC, to enable SPS to make open market purchases, and to complete a tender offer and the monetary defeasance of all outstanding First Mortgage Bonds. Subject to all required approvals and indebtedness restrictions, it is anticipated that all generation-related and certain other assets and liabilities will be transferred at net book value to newly-formed affiliates in accordance with SPS' business separation plan by January 1, 2001 (approximately 50% of SPS' assets). It is expected that SPS and its affiliates will be capitalized consistent with their respective business operations.

      On April 18, 2000, SPS entered into a Stipulation with the staff of the PUCT and other significant parties to the NCE/NSP Merger docket, which was filed with the PUCT, and among other things, specifically addresses SPS implementation plans to meet the requirements of the Texas deregulation legislation. In summary, the Stipulation provides for the implementation of full retail customer choice by SPS in its Texas service region, including the future divestiture of certain SPS generation assets. Subject to certain market conditions, SPS has agreed to divest 1,750 megawatts, at a minimum, by January 1, 2002 and has specifically identified the plants that it would sell in connection with additional divestitures required to establish a qualified power region. For SPS to comply with this qualified power region requirement and to implement full customer choice in Texas, a minimum of 2,843 megawatts and a maximum of 3,184 megawatts of existing power generation assets or capacity must be sold to third party non-affiliates. SPS has committed to complete these divestitures by January 1, 2006. These divestitures represent approximately 64-71% of the generation capacity owned by SPS and its affiliates. SPS expects some or all of these divestitures to be completed by the end of 2001. Assuming these divestitures are completed, approximately 1,281 to 1,608 megawatts of generation capacity in Texas and New Mexico would be retained by the Company through an affiliated power generation company. Management believes that these divestitures are in response to the legal requirements of SB-7 and that these divestitures can occur consistent with the pooling-of-interests accounting requirements. The Stipulation provides that if the SEC determines that the divestitures would prohibit the pooling-of-interest accounting for the Merger, the divestitures would be delayed.

      The Stipulation also resolves certain issues related to the proposed merger between NCE and NSP and concludes that such merger is in the public interest. On May 30, 2000, the PUCT issued a rate order approving the

Stipulation. SPS has committed, contingent upon closing of the NCE/NSP Merger, to transfer functional control of its electric transmission system to the Midwest Independent System Operator, Inc. ("MISO"), a regional transmission organization that will operate the transmission systems of multiple owners in the central United States.

      SPS filed a rate case on March 31, 2000 to set the rates for the transmission and distribution services in Texas, which are to be unbundled and implemented on January 1, 2002. The Company requested recovery of all jurisdictional costs associated with restructuring in Texas. Hearings and a final rate order are not expected before 2001.

      On June 1, 2000, SPS filed its transition plan with the NMPRC. The Company filed to establish rates for the transmission and distribution business in New Mexico, requesting approval of its corporate restructuring/separation and other associated matters. Hearings are anticipated to be held in the fourth quarter of 2000.

      On July 24, 2000, SPS commenced a fixed spread tender offer to purchase for cash the remaining $294.9 million total principal amount of five series of SPS' First Mortgage Bonds. Under the terms of the offer, SPS will purchase the remaining bonds of each series at a price [determined by the yield to maturity for bonds that are not redeemable and to the first redemption date for bonds that are redeemable], at the time of tender, equal to the sum of the yield on the applicable referenced U.S. Treasury Note plus a fixed spread. The purchase offer expired on August 4, 2000 with approximately 92% of the outstanding bonds purchased. SPS currently intends that all bonds which are not tendered or otherwise acquired by SPS (approximately 8% of the total outstanding First Mortgage Bonds) will be defeased by the end of 2000. The bonds will be defeased by deposting with the trustee cash sufficient to pay the principal amount of the outstanding First Mortgage Bonds at maturity or the first redemption date, the applicable redemption date, the applicable redemption premium at the first redemption date and accrued interest to maturity or the first redemption date. Upon defeasance, all obligations of SPS under its Indenture and the First Mortgage Bonds would be discharged.

Financial Reporting Matters

      With the issuance of a final written order by the PUCT on May 30, 2000 addressing the implementation of electric utility restructuring for SPS, management believes that sufficient details of a transition plan to competition now exist allowing for a reasonable determination of the impacts of the deregulation of SPS' generation business. Accordingly, SPS discontinued the application of SFAS 71 for that portion of its business during the second quarter of 2000. SPS applied the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of SFAS 71" and Emerging Issues Task Force Consensus No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" for SPS' electric generation business. While the above rate order only addresses Texas operations, SPS plans to pursue a similar strategy to implement the restructuring legislation enacted in New Mexico and believes that all of its generation will ultimately be deregulated. Accordingly, SPS has applied SFAS 101 to all jurisdictions of its generation business. SPS' transmission and distribution business continues to meet the requirements of SFAS 71, as that business remains regulated. During the second quarter 2000, SPS wrote-off its generation related regulatory assets and other deferred costs totaling approximately $19 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million against the earnings of SPS and NCE. The total impacts of deregulation may be affected by the results of future state and Federal regulatory proceedings prior to actual implementation of full competition, estimated to begin on January 1, 2002.

      Additionally, there may be other significant financial implications of implementing SB-7 and electric restructuring in New Mexico. These implications include, but are not limited to, the refinancing of securities, investments in information technology, establishing an independent operation of the electric transmission systems, implementing the procedures to govern affiliate transactions, the pricing of unbundled energy services and the regulatory recovery of incurred costs related to these issues. Based on current estimates these incurred costs could be as much as $75 million.

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

PSCo Performance Based Regulatory Plan (PBRP)

      PSCo's base electric rates are based on traditional cost of service ratemaking principles. The CPUC established a performance based regulatory plan in connection with the CPUC's decision to approve the PSCo/SPS Merger. The major components of this regulatory plan include the following:

  - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001;
  - a Quality Service Plan ("QSP") which provides for refunds to customers if PSCo does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries; and
  - an ICA which provides for the sharing of energy costs and savings relative to an annual target cost/delivered Kwh.

      PSCo has recorded an estimated customer refund obligation under the earnings test for the calendar years 1997 to 1999 and the first six months of 2000. In April of each year following the measurement period, PSCo files its proposed rate adjustment under the PBRP. The CPUC conducts proceedings to review and approve these rate adjustments annually. Since July 1998, PSCo has been refunding amounts related to the sharing of earnings in excess of 11% return on equity to customers. The $15 million refund obligations for 1997 were finalized and refunded to customers. PSCo has recorded customer refund obligations for its earnings test of approximately $11 million for 1998 and $16 million for 1999. During the six months ended June 30, 2000, PSCo has recorded an estimated customer refund obligation of approximately $6 million (excluding adjustments to true-up prior year estimates). In June 2000, an Administrative Law Judge ("ALJ") issued a Recommended Decision on the unresolved issues related to the 1998 earnings test. PSCo filed its brief on exceptions with the CPUC, asking the Commission to disregard the ALJ's Recommended Decision and to issue an order adopting the Company's position. Final CPUC decisions related to the refund obligations for 1998 and 1999 are pending.

      In 1999, PSCo did not achieve all of the minimum service performance measures under the QSP, due in part to circumstances associated with extreme weather conditions. PSCo recorded an estimated refund obligation of approximately $3.6 million in 1999. PSCo has filed its report for the year ended 1999 with the CPUC addressing the calculated amount of the refund. During the second quarter of 2000, the CPUC staff reviewed the report for the calendar year 1999 and calculated a refund amount of approximately $4.8 million. A final decision on the 1999 refund amount is pending.

      Additionally, PSCo agreed to freeze base electric rates after the PSCo/SPS Merger rate reductions for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary for the recovery of DSM, QF capacity costs and decommissioning costs. The freeze in base electric rates does not prohibit PSCo from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding. Various provisions of this regulatory plan were extended and modified as discussed in "NCE/NSP Merger Rate Filings".

SPS Electric Cost Adjustment Mechanisms

      Substantially all fuel and purchased power costs are recoverable from utility customers, as determined on a jurisdictional basis, using approved cost adjustment mechanisms.

Texas

      The PUCT's regulations require periodic examination of SPS fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the PUCT to retrospectively review, at least every three years, the operations of a utility's electricity generation and fuel management activities. In June 1998, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $690 million, for the period from January 1995 through December 1997. For this same period, SPS had approximately $21.4 million in under-recovered fuel costs associated with the Texas retail jurisdiction. In July 2000, the PUCT approved a settlement agreement between SPS and the General Counsel of the PUCT, which provided for the recovery of substantially all fuel costs, including approximately $12.1 million of the Texas retail jurisdictional portion of the Thunder Basin judgment.

      On June 30, 2000, SPS filed an application for the PUCT to retrospectively review the operations of a utility's electricity generation and fuel management activities. In this application, SPS filed its reconciliation for the generation and fuel management activities totaling approximately $419 million, for the period from January 1998 through December 1999. Final approval is pending.

      SPS filed an emergency application on July 21, 2000, seeking to increase its fixed fuel factor, to be effective September 1, 2000. SPS was approximately $18 million under-recovered in fuel costs associated with the Texas retail jurisdiction through May 2000 as a result of recent increases in natural gas costs. SPS has committed to file an additional application seeking to surcharge its Texas retail customers the under-recovered amount above including any related interest.

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

NCE/NSP Merger Rate Filings

      The Company and its utility subsidiaries filed applications or submissions with its state utility regulators, where required, and the FERC to obtain approvals of the NCE/NSP Merger. In general, the filings propose the sharing of cost savings among customers and shareholders. In January 2000, the FERC issued its order granting unconditional approval of the NCE/NSP Merger without requiring further hearings. All regulatory approvals have been received in all required states, including Wyoming, Kansas and Oklahoma. Following is a brief summary of the merger rate proceedings in Colorado, Texas and New Mexico.

Colorado

      On January 31, 2000, PSCo, the CPUC Staff, the OCC and substantially all other parties to the proceeding filed a stipulation and agreement recommending approval of the merger with the following major conditions:

  - PSCo will reduce its retail electric rates by $11 million annually for the two-year period from July 1, 2000 through June 30, 2002;

  - PSCo will file a combined electric and gas rate case in early 2002 with new rates anticipated to be effective January 1, 2003;
  - merger costs will be capped at $30 million and amortized for ratemaking purposes over the period July 1, 2000 to December 31, 2003;
  - the PBRP and the QSP currently in effect will continue through 2006 with modifications to cap the electric department earnings at 10.5% return on equity for 2002, no earnings sharing in 2003 since new base rates would have recently been established, and an increase in potential refunds if quality standards are not met, including a QSP for natural gas operations.

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

Texas
      On April 18, 2000, SPS entered into a Stipulation, as discussed previously in "Restructuring Legislation", resolving certain issues related to the NCE/NSP Merger and concluding that such proposed merger is in the public interest. The major provisions of the regulatory plan not previously discussed include the following:

o     guaranteed merger savings credits of $400,000 per month (effective July 1,
      2000) and the amortization of merger costs over the period from the effective date of the merger through December 31, 2005;
o retention of the current fuel cost recovery mechanism to pass along fuel cost savings to retail customers and;
o an agreement to comply with various new service quality and reliability standards, covering service installations and upgrades, light replacements, customer service call center and electric service reliability.

The PUCT issued the final order approving the NCE/NSP Merger on May 30, 2000.

New Mexico

      In January 2000, the NMPRC held hearings on the NCE/NSP Merger. The application was not contested by staff or intervenors in the case. The examiner requested that SPS draft a recommended decision. In summary, SPS proposed the following regulatory plan for the period July 1, 2000 through December 31, 2004:

  - guaranteed merger savings credits of $65,000 per month (totaling approximately $3.5 million)
  - an equal sharing of the net non-fuel operating and maintenance savings among retail customers and shareholders;
  -  a 50% recovery of merger-related transaction and transition costs;
  - retention of the current fuel cost recovery mechanism to pass along fuel cost savings to retail customers.
  - SPS will not pass to customers any negative rate impacts of the NCE/NSP Merger.

      The NMPRC issued the final order on May 9, 2000 approving the NCE/NSP Merger.

Gas Utility Matters

PSCo Rate Cases

      On July 17, 2000, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $40 million. The request for a rate increase reflects revenues for additional plant investment, a 12.5% return on equity, new depreciation rates, and recovery of the dismantlement costs associated with the Leyden Gas Storage facility, as discussed below. Hearings have not yet been scheduled.

      In November 1998, PSCo filed a retail gas rate case with the CPUC requesting an annual increase in rates of approximately $23.4 million. The request for a rate increase reflects revenues for additional plant investment, a 12.0% return on equity and the recovery of incremental year 2000 costs. On June 8, 1999, the CPUC approved an increase in base rates of approximately $15 million with an 11.25% return on equity, effective July 1, 1999. PSCo was also allowed recovery of prudently incurred year 2000 costs under a separate mechanism beginning in 2000.

      On June 5, 1996, PSCo filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues equal to approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The CPUC disallowed the recovery of certain postemployment benefit costs under SFAS 112 and imputed anticipated merger related savings net of costs (associated with the PSCo/SPS Merger) related to the gas business (see Note 1. Summary of Significant Accounting Policies). During 1997, PSCo filed a petition with the Denver District Court appealing the CPUC's decision. On December 16, 1999, the Denver District Court affirmed the CPUC disallowance of SFAS 112 costs and the imputation of merger savings. PSCo filed a petition with the Colorado Supreme Court on January 31, 2000 to appeal the Denver District Court's decision. PSCo filed opening briefs with the Colorado Supreme Court on June 23, 2000. In the event that PSCo is not successful in its appeal(s), including pursuing regulatory recovery, these amounts related to SFAS 112 costs will be written off.

Planned Closure of the Leyden Underground Gas Storage Facility

      On April 14, 2000, PSCo filed an application with the CPUC requesting authority to shut down and abandon its Leyden Natural Gas Underground Storage Facility located northwest of the City of Arvada, Colorado during 2001, after 40 years of operation. The application seeks approval of a formal decommissioning plan. The plan outlines PSCo's proposal to plug and abandon the wells that are currently being used to inject and withdraw gas from the mine and requests approval of the costs to decommission and shut down the facility, which are currently estimated at approximately $8.6 million. In June 2000, an ALJ determined that the notice was adequate and the application was proper. Hearings and testimony are scheduled for the third quarter of 2000. PSCo has requested recovery of these costs and its remaining plant investments in the retail rate case filed in July 2000.

PSCo Unbundling and Deregulation of the Retail Natural Gas Supply Business

      On April 26, 1999, the Colorado legislature approved a bill, which allows natural gas public utilities to voluntarily submit plans to the CPUC to open their markets and enable customers to choose their natural gas supplier. This bill was signed by the Governor on June 6, 1999. Currently, PSCo provides a traditional bundled gas service with rates designed for the recovery of actual gas costs through the GCA and for providing transportation and delivery services. Delivery of natural gas will continue to be regulated, with delivery companies required to offer nondiscriminatory pipeline access to competitors. PSCo will continue to be subject to the reporting requirements of SFAS 71 as a regulated distribution company. PSCo has not filed a plan to open its natural gas supply business to competition and continues to evaluate its business opportunities related to this matter.

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

Tax Matters

      PSRI, a subsidiary of PSCo, owns and manages permanent life insurance policies on certain past and present employees. These corporate owned life insurance ("COLI") policies were entered into prior to July 1, 1986. In 1996, Congress passed legislation to phase out the tax benefits associated with certain COLI policies, however, PSRI's policies were grandfathered under this legislation. In August 1998, the IRS issued a Notice of Proposed Adjustment proposing to disallow the 1993 and 1994 deductions of interest expense related to policy loans on the COLI policies. In March 2000, the IRS amended its original adjustment to also disallow the interest deductions taken in tax years 1995 through 1997. The total disallowance of interest expense deductions for the five years as proposed by the IRS is approximately $175 million. A request for Technical Advice from the IRS National Office with respect to the proposed adjustment is pending.

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

7.  Business Segment Information (NCE, PSCo and SPS)

NCE:
      NCE has three reportable segments: electric utility, gas utility and international. The electric utility segment consists primarily of the activities of the three regulated operating companies that provide wholesale and retail electric service in the states of Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. The gas utility segment consists primarily of the activities of three regulated operating companies providing retail gas service in the states of Colorado and Wyoming. The international segment consists of equity investments in foreign operations held by NCI. Revenues from operating segments below the quantitative thresholds are included in the "All Other" category. Those primarily include a company involved in non-regulated energy marketing activities throughout the United States; a company that invests in and develops cogeneration and energy related projects; a company that is engaged in engineering, design construction management and other miscellaneous services and a company engaged in energy consulting, energy efficiency management, conservation programs and mass market services.

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. NCE evaluates performance by each legal entity based on profit or loss generated from the product or service provided. NCE segment information is as follows (in thousands):

                                                                      Eliminations/
Three months ended:     Electric     Gas                       All    Unallocated    Consolidated
June 30, 2000           Utility    Utility    International   Other     Amounts         Total
                        -------    -------    -------------   -----     -------         -----
Revenues:
 External customers     $715,104   $140,199     $      -     $21,549    $     -       $ 876,852
 Intersegment                122      3,117            -      31,247          -          34,486
Segment profit            64,399        844        5,829      13,621     (3,770)         80,923

June 30, 1999
Revenues:
 External customers     $607,438   $144,131     $      -     $49,265    $     -       $ 800,834
 Intersegment                107      1,699            -      33,352          -          35,158
Segment profit            53,823       (362)         (65)     (1,221)    (2,940)         49,235

Six months ended:       Electric      Gas                       All    Unallocated   Consolidated
June 30, 2000           Utility     Utility    International   Other     Amounts        Total
                        -------     -------    -------------   -----     -------        -----
Revenues:
 External customers  $1,348,226    $415,356     $      -     $51,940    $     -      $1,815,522
 Intersegment               178       5,887            -      43,713          -          49,778
Segment profit          120,369      25,167       27,913      20,591     (7,789)        186,251

June 30, 1999
Revenues:
 External customers  $1,201,584    $403,514     $      -     $110,431   $      -     $1,715,529
 Intersegment               262       3,658            -       49,994          -         53,914
Segment profit          118,128      17,103       18,075        3,378     (6,149)       150,535

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

      The accounting policies of the segments are the same as those described in
Note 1. Summary of Significant Accounting Policies. PSCo evaluates performance by each legal entity based on profit or loss generated from the product or service provided. PSCo segment information is as follows (in thousands):

                                                          Eliminations/
Three months ended:     Electric     Gas         All      Unallocated    Consolidated
June 30, 2000           Utility    Utility      Other       Amounts         Total
                        -------    -------      -----       -------         -----
Revenues from
 external customers    $ 449,230    $138,861    $ 1,988      $    -       $590,079
Segment profit            52,316         783      7,822           -         60,921

June 30, 1999
Revenues from
 external customers    $ 373,690    $140,895    $ 1,580      $    -       $516,165
Segment profit            31,439        (441)     3,822           -         34,820

Six months ended:       Electric     Gas         All      Unallocated    Consolidated
June 30, 2000           Utility    Utility      Other       Amounts         Total
                        -------    -------      -----       -------         -----
Revenues from
 external customers    $855,325    $409,582     $ 5,722    $     -       $1,270,629
Segment profit           92,786      24,858      12,036          -          129,680

June 30, 1999
Revenues from
 external customers    $755,012    $395,066     $ 4,957    $     -       $1,155,035
Segment profit           73,391      16,781      10,587          -          100,759

SPS:
      SPS operates in the regulated electric utility industry providing wholesale and retail electric service in Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers for this reportable segment were $256.6 million and $224.1 million for the three months ended June 30, 2000 and 1999, respectively. Revenues from external customers for this reportable segment were $472.9 million and $426.7 million for the six months ended June 30, 2000 and 1999, respectively.

8.  Management's Representations (NCE, PSCo and SPS)

      In the opinion of the registrants, the accompanying unaudited consolidated condensed financial statements for NCE, PSCo and SPS include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The unaudited consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 1999 combined Annual Report on Form 10-K for NCE, PSCo and SPS.

      Because of seasonal and other factors, the results of operations for the six months ended June 30, 2000 should not be taken as an indication of earnings for all or part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NEW CENTURY ENERGIES, INC.:

We have reviewed the accompanying consolidated condensed balance sheet of New Century Energies, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income, and shareholders' equity for the three and six month periods ended June 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 4, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO:

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 4, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY:

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of June 30, 2000, and the related condensed statements of income for the three and six month periods ended June 30, 2000 and 1999, and the condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado,
August 4, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (NCE, PSCo and SPS)

NCE's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

NCE/NSP Merger

      On March 24, 1999, the Company and NSP entered into an Agreement and Plan of Merger providing for a strategic business combination of the companies. Consummation of this "merger of equals" is subject to certain closing conditions and the obtaining of applicable regulatory approvals. All required State and Federal regulatory agency authorizations have been received, except for the approval by the SEC and Federal Communication Commission. The Company expects that the SEC will make its ruling on the NCE/NSP Merger in the third quarter of 2000 and it is expected the NCE/NSP Merger will be completed during August 2000. The name of the merged company will be Xcel Energy Inc. The combined company is anticipated to be one of the top 10 largest gas and electric energy companies in the U.S. Xcel Energy Inc. will serve approximately 3.1 million electricity customers and 1.6 million natural gas customers in portions of twelve states. See Note 2. Proposed Merger with Northern States Power Company in Item 1. FINANCIAL STATEMENTS.

Earnings

      Earnings per share (basic and diluted) were $0.69 ($0.81 per share before the extraordinary item) for the second quarter of 2000 as compared to $0.43 per share (basic and diluted) for the second quarter of 1999. The increase is primarily attributable to higher wholesale electric marketing and trading activities as the Company successfully marketed excess system power in the western U.S. at prices substantially higher than normal. Continued customer growth in Colorado and the on-going cost containment efforts also contributed to the higher earnings in 2000. Equity in earnings of Yorkshire Power increased as a result of lower than expected electricity supply prices in the United Kingdom. However, Yorkshire Power's future contribution to earnings is expected to decline due to the distribution and supply price reductions which became effective April 2000 as well as the impacts of possible increased competition in its supply business. An aggressive cost reduction program is expected to mitigate, to a certain degree, these reductions. During the second quarter of 2000, SPS discontinued the application of regulatory accounting under SFAS 71 for the generation portion of its business, and recognized a $13.7 million extraordinary charge, net of tax. The charge was recorded following a PUCT rate order addressing the implementation of electric utility restructuring for SPS. See Note 1. Summary of Significant Accounting Policies and Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the second quarter of 2000 as compared to the same period in 1999 (in thousands).
                                                           Increase
                                                           --------
Electric operating revenues:
Retail................................................     $45,689
Wholesale.............................................      30,780
Other (including unbilled revenues)...................      31,358
                                                           -------
  Total revenues......................................     107,827
Fuel used in generation...............................      14,944
Purchased power.......................................      49,135
                                                           -------
  Net increase in electric margin.....................     $43,748
                                                           =======

      The following table compares electric sales by major customer classes for the second quarter of 2000 and 1999.
                                              Millions of Kwh Sales
                                                 2000      1999     % Change *
                                                 ----      ----     ----------
Residential................................     2,359     2,244        5.1%
Commercial and industrial..................     6,968     6,676        4.4
Public authority...........................       198       203       (2.3)
                                                -----     -----
  Total retail.............................     9,525     9,123        4.4
Wholesale..................................     4,041     3,030       33.3
                                                -----     -----
Total......................................     13,566    12,153      11.6
                                                ======    ======

Power marketing and trading................     1,773     2,953       **
                                                =====     =====

* Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased $43.7 million in the second quarter of 2000, when compared to the second quarter of 1999, primarily due to the favorable results from the wholesale energy marketing and trading business, which contributed an additional $21.6 million to electric margin. The increase resulted from the Company's ability to market excess system power in the western U.S. at prices substantially higher than normal. The future performance of the wholesale energy marketing and trading business is dependent upon several factors including, market conditions, plant operational performance, availability of electric energy, implementation of deregulation and other factors. In addition, higher retail sales of 4.4% resulting primarily from customer growth of approximately 2.5% and the impacts of more normal weather served to increase margin. Mild, wet weather in the second quarter of 1999 reduced loads for air conditioning and irrigation. Increased fuel and purchased power costs to serve customer load growth have resulted in higher cost sharing under PSCo's ICA.

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

      Fuel used in generation expense increased $14.9 million or 9.8% during the second quarter of 2000, as compared to the same quarter in 1999, primarily due to increased generation levels at PSCo and SPS and higher gas costs for generation at PSCo's Fort St. Vrain generating station and various SPS plants.

      Purchased power expense increased $49.1 million or 37.6% during the second quarter of 2000, as compared to the same quarter in 1999, primarily due to increased costs related to wholesale energy marketing activities and purchased power capacity and energy costs, including option premium charges for stand-by capacity to serve retail customers.

Gas Operations

      The following table details the change in gas revenues and gas purchased for resale for the second quarter of 2000, as compared to the same period in 1999 (in thousands).

                                                     Increase (Decrease)
                                                     -------------------

Revenues from gas sales (including unbilled revenues).     $(35,667)
Gas purchased for resale..............................     (31,942)
                                                           -------
 Net decrease in gas sales margin.....................      (3,725)
Transportation revenues...............................       1,854
                                                           -------
 Decrease in net gas margin...........................     $(1,871)
                                                           =======

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 2000 and 1999.
                                      Millions of Dth Deliveries
                                                2000  1999    % Change *
                                                ----  ----    ----------
Residential................................     17.3  19.1      (9.7)%
Commercial.................................      8.1   9.3     (12.9)
                                               ----- -----
  Total sales..............................     25.4  28.4     (10.6)
Transportation.............................     31.5  28.1      12.1
                                               ----- -----
  Total....................................     56.9  56.5       0.7
                                               ===== =====       ===

Non-regulated gas marketing and trading....     85.4  40.5      **
                                               ===== =====

* Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Gas sales margin decreased during the second quarter of 2000, when compared to the second quarter of 1999, primarily due to warmer spring weather in Colorado during the second quarter of 2000. The decrease in margin was offset, in part, by higher gas rates, effective July 1, 1999, resulting from PSCo's 1998 rate case and the favorable impacts of customer growth of approximately 3.7%. Revenues from gas sales decreased $27.6 million related to non-regulated gas marketing and trading activities, due in part to the sale of Texas Ohio Gas in 1999.

      Gas transportation revenues increased approximately $1.8 million during the second quarter of 2000, when compared to the second quarter of 1999, primarily due to higher deliveries at PSCo.

      PSCo and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 2000, as compared to the first quarter of 1999, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company's gas utilities must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues increased approximately $2.0 million primarily due to an increase in revenue from engineering, design and construction management and energy management and consulting services.

      Equity earnings from Yorkshire Power increased $10.1 million over 1999 primarily due to lower than expected prices for its electric supply costs in the United Kingdom and operating expenses due to staff reductions resulting from an aggressive cost reduction program (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated decreased $4.1 million primarily due to lower costs at PSCo including lower gas distribution operation costs, lower steam generation maintenance and lower electric distribution maintenance costs. Other operating and maintenance expense-non-regulated decreased $5.7 million primarily due to lower energy management and consulting services, offset, in part, by increased costs in providing engineering, design and construction management.

      Depreciation and amortization increased $3.9 million during the second quarter of 2000, as compared to the same period of 1999, primarily due to the depreciation of property additions.

      Taxes other than income taxes decreased approximately $4.7 million primarily due to lower business and utility property tax accruals in Colorado.

      Income taxes increased $22.6 million during the second quarter of 2000, when compared to the same quarter in 1999, primarily due to higher pre-tax income in the current period and higher Colorado state and foreign tax credits recognized in 1999.

      Interest charges increased $3.9 million during the second quarter of 2000, when compared to the same quarter in 1999, primarily due to costs to finance capital expenditures, including higher interest costs on short-term debt.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Earnings Available for Common Stock

      Earnings per share (basic and diluted) were $1.60 ($1.72 per share before the extraordinary item) for the first six months of 2000 as compared to $1.31 per share (basic and diluted) for the first six months of 1999. The increase is primarily attributable to the Company's ability to successfully market excess system power in the western U.S. at prices substantially higher than normal. Continued customer growth in Colorado, the on-going cost containment efforts and higher equity in earnings of Yorkshire Power also contributed to the higher earnings in 2000. During the second quarter of 2000, SPS discontinued the application of regulatory accounting under SFAS 71 for the generation portion of its business, and recognized a $13.7 million extraordinary charge, net of tax. The charge was recorded following a PUCT rate order addressing the implementation of electric utility restructuring for SPS. See Note 1. Summary of Significant Accounting Policies and Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the six months ended June 30, 2000, as compared to the same period in 1999 (in thousands).

                                                  Increase
                                                  --------
Electric operating revenues:
 Retail.......................................    $47,511
 Wholesale....................................     63,657
 Other (including unbilled revenues)..........     35,250
                                                  -------
  Total revenues..............................    146,418
Fuel used in generation.......................     23,990
Purchased power...............................     84,520
                                                  -------
  Net increase in electric margin.............    $37,908
                                                  =======

The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 2000 and 1999.

                              Millions of Kwh Sales
                                        2000     1999      % Change *
                                        ----     ----      ----------
Residential .....................       5,112    4,956        3.2%
Commercial and Industrial .......      13,959   13,336        4.7
Public Authority ................         400      384        4.1
                                       ------   ------
  Total Retail...................      19,471   18,676        4.3
Wholesale .......................       7,858    5,787       35.8
                                       ------   ------
Total............................      27,329   24,463       11.7
                                       ======   ======

Power Marketing and Trading......       8,403    4,434       **
                                       ======   ======

*    Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased in the first six months of 2000, when compared to the same period of 1999, primarily due to the favorable results from the wholesale energy marketing and trading business, which contributed an additional $22.6 million to electric margin. The Company was able to market excess system power in the western U.S. at prices substantially higher than normal. The future results of the Company's wholesale marketing and trading business may be impacted by market conditions and other factors. Higher retail sales of 4.3% resulting primarily from customer growth of approximately 2.5% favorably impacted margin. Increased fuel and purchased power cost have resulted in higher cost sharing under PSCo's ICA. The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Provisions for estimated customer refunds in connection with the sharing of earnings in excess of 11% return on equity were approximately $8.4 million and $6.6 million in the first six months ended June 30, 2000 and 1999, respectively (see Note 4. Regulatory Matters in
Item 1. FINANCIAL STATEMENTS). During 1999, changes were made in the billing cycles of various retail and wholesale customers in anticipation of implementing a new customer information system which resulted in lower billed Kwh sales and higher unbilled revenues.

      Fuel used in generation expense increased approximately $23.9 million of 8.4% during the first six months of 2000, as compared to the same period in 1999, primarily due to increased generation levels at PSCo and SPS and higher gas costs for generation at Fort St. Vrain generating station and various SPS plants.

      Purchased power expense increased $84.5 million or 32.8% during the first six months of 2000, as compared to the same period in 1999, primarily due to increased energy marketing and electric trading activities. In addition, the increase resulted in part from an extended outage at one of PSCo's generating stations and increased purchased power capacity and energy costs, including option premium charges for stand-by capacity. There was an increase at SPS in capacity costs of $9 million related to new purchased power contracts.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first six months of 2000, as compared to the same period in 1999 (in thousands).

                                                           Increase (Decrease)
                                                           -------------------

Revenues from gas sales (including unbilled revenues)       $(57,979)
Gas purchased for resale........................             (64,268)
                                                             -------
  Net increase in gas sales margin..............               6,289
Transportation revenues.........................               3,066
                                                              ------
  Increase in net gas margin....................              $9,355
                                                              ======

      The following table compares gas Dth deliveries by major customer classes for the first six months of 2000 and 1999.
                                      Millions of Dth Deliveries
                                                2000  1999    % Change *
                                                ----  ----    ----------
Residential................................     55.4  58.1      (4.7)%
Commercial.................................     25.2  27.4      (8.1)
                                               ----- -----
  Total sales..............................     80.6  83.5      (3.5)
Transportation.............................     65.4  59.6       9.7
                                               ----- -----
  Total....................................    146.0 145.1       0.6
                                               ===== =====       ===

Non-regulated gas marketing and trading....    164.5  80.0      **
                                               ===== =====

* Percentages are calculated using unrounded amounts.
** Percentage change is significant, but presentation of the amount is not meaningful.

      Gas sales margin increased during the first six months of 2000, when compared to the first six months of 1999, primarily due to higher base gas rates effective July 1, 1999, resulting from PSCo's 1998 gas rate case and the favorable impacts of customer growth of 3.7%. The increase in margin was offset, in part, by warmer winter/spring weather during the first six months of 2000 as it was approximately 6% warmer than the first six months of 1999. Although non-regulated gas marketing and trading sales increased significantly, the margin on such sales decreased slightly when compared to prior year.

      Gas transportation revenues increased $3.1 million during the first six months of 2000, compared to the first six months of 1999, primarily due to higher deliveries and higher transportation rates effective July 1, 1999. The growth in the transport business continues to be impacted by the shifting of various commercial customers to transport customers and additional capacity on a leased gas pipeline.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 2000, as compared to the first six months of 1999, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Other Operating Revenues and Equity in Earnings of Unconsolidated Subsidiaries

      Other operating revenues increased approximately $8.5 million primarily due to an increase in revenue from engineering, design and construction management and energy management and consulting services.

      Equity earnings from Yorkshire Power increased $16.9 million over 1999 primarily due to a stronger performance in the supply business resulting from lower electricity supply prices and lower operating cost due to an aggressive cost reduction program, and a change in its accounting for depreciation, effective January 1, 2000. NCI's equity earnings for the six months ended June 30, 2000, includes approximately $6.5 million (after-tax) related to the change in accounting (see Note 3. Investment in Yorkshire Power in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expense-regulated was comparable with the prior year. The Company experienced lower electric and gas distribution maintenance expenses and lower steam generation maintenance expenses. The decrease was offset by higher steam generation operation costs and higher electric transmission costs.

      Other operating and maintenance expense-non-regulated decreased $3.2 million during the first six months of 2000, as compared to the same period in 1999, primarily due to lower energy management and consulting services, offset, in part, by increased costs in providing engineering, design and construction management.

      Depreciation and amortization increased $6.6 million during the first six months of 2000, as compared to the second quarter 1999, primarily due to the depreciation of property additions.

      Taxes other than income taxes decreased approximately $8.1 million during the first six months of 2000, as compared to the same period in 1999, primarily due to lower business and utility property taxes in Colorado.

      Income taxes increased approximately $27.9 million during the first six months of 2000, as compared to the same period in 1999, due to higher pretax income in the current period and the favorable impact of deducting certain prior year severance costs in 1999.

      Interest charges increased approximately $9.9 million during the first six months of 2000, as compared to the same period in 1999. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. In July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

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

      In connection with the deregulation of the electricity industry in the states of Texas and New Mexico, SPS is in the process of refinancing its First Mortgage Bonds. As a result, SPS will remain exposed to interest rate risk for its generation business. SPS' fuel adjustment clauses are expected to remain in effect through December 31, 2001, thereby limiting the short-term exposure to commodity price risk.

Commitments and Contingencies

      Issues related to regulatory and environmental matters are discussed in Notes 4 and 5 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      The Board of Directors approved a $0.58 per share dividend payable to shareholders of the Company for the second quarter of 2000. The Company's common stock dividend level is dependent upon the Company's financial position, results of operations, cash flows and other factors, including the proposed merger with NSP. The Board of Directors of the Company will continue to evaluate the common stock dividend on a quarterly basis.

Liquidity and Capital Resources

Cash Flows -Six Months Ended June 30
                                         2000           1999        Decrease
                                        -----           ----        --------
Net cash provided by operating
 activities (in millions) .........     $248.4         $314.6        $(66.2)

      Cash provided by operating activities decreased during the first six months of 2000, when compared to the same period in 1999, primarily due to NCE/NSP Merger costs and development costs of non-regulated business activities.


                                         2000         1999          Decrease
                                         ----         ----          --------
Net cash used in investing
 activities (in millions) .........    $(252.3)      $(295.7)         $43.4

      Cash used in investing activities decreased during 2000, when compared to 1999, primarily due to a decrease in the level of construction expenditures.

                                         2000         1999          Increase
                                         ----         ----          --------
Net cash used in financing
 activities (in millions) .........    $ (43.8)      $(3.4)           $(40.4)

      Cash used in financing activities increased during 2000, when compared to 1999, primarily due more long-term debt financing in 1999. During the second quarter of 1999, PSCo refinanced approximately $48.75 million to take advantage of lower interest rates and SPS issued $100 million of senior notes used initially for the repayment of short-term debt.

Financing Activities

Long-Term Debt

      During the first and second quarters of 2000, SPS repurchased in the open market approximately $27 million and $58 million, respectively, of its First Mortgage Bonds. On July 24, 2000, SPS announced the commencement of a tender offer for all of its outstanding First Mortgage Bonds ($294.9 million). Settlement of bonds tendered will occur no later than August 9, 2000. Any bonds not tendered or otherwise acquired by SPS are expected to be defeased in accordance with SPS' First Mortgage Indenture by the end of 2000 (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS.)

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

Bank Lines of Credit

      PSCo and its subsidiary, PSCCC, closed on a $600 million credit agreement on July 20, 2000 which will be used primarily to support the issuance of commercial paper by PSCo and PSCCC but also provides for direct borrowings thereunder. This credit agreement which terminates on July 19, 2001 replaces PSCo's existing $300 million 364 day facility which expired on July 23, 2000 and PSCo and its subsidiaries $300 million multi-year facility which would have terminated on November 17, 2000.

      SPS closed a credit agreement on February 25, 2000. The commitment under the credit agreement is $300 million and terminates on February 23, 2001 and will be used primarily for commercial paper backup but also provides for direct borrowings thereunder.

      On July 20, 2000, SPS closed a $500 million credit agreement which terminates on January 20, 2002. The funds from this credit agreement will be used for general corporate purposes including commercial paper backup and costs resulting from Texas and New Mexico deregulation legislation such as open market purchases, tender offer and defeasance costs of SPS' outstanding First Mortgage Bonds and other related restructuring costs. SPS is the initial borrower under this credit agreement, however, at the time of separation of the generation assets the obligations under this credit agreement will be assumed by a newly formed generation company.

Electric Utility Industry Restructuring

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

      Restructuring legislation was passed in Texas and New Mexico during 1999. The PUCT issued a final order addressing SPS' implementation of electric utility restructuring in Texas during the second quarter of 2000. SPS plans to pursue a similar strategy to implement the restructuring legislation enacted in New
Mexico and believes that all of its generation business will ultimately be deregulated. SPS discontinued the application SFAS 71 related to its generation business during the second quarter of 2000, recording an extraordinary charge of $13.7 million. See Note 1. Summary of Significant Accounting Policies and Note
4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS for additional discussion related to this matter. The total impacts of deregulation may be affected by the results of future state and Federal regulatory proceedings prior to actual implementation of full competition, estimated to begin on January 1, 2002.

PSCo's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

Earnings Available for Common Stock

      Earnings were $60.9 million for the second quarter of 2000, as compared to $34.8 million for the second quarter of 1999, primarily due to favorable results from the electric energy marketing and trading activities.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the three months ended June 30, 2000, as compared to the same period in 1999 (in thousands).

                                                 Increase (Decrease)
                                                 -------------------
Electric operating revenues:
 Retail.......................................    $15,680
 Wholesale....................................     97,285
 Other (including unbilled revenues)..........    (37,425)
                                                  -------
  Total revenues..............................     75,540
Fuel used in generation.......................     15,025
Purchased power...............................     31,496
                                                  -------
  Net increase in electric margin.............    $29,019
                                                  =======

       The following table compares electric Kwh sales by major customer classes for the three months ended June 30, 2000 and 1999.
                              Millions of Kwh Sales
                                        2000     1999      % Change *
                                        ----     ----      ----------
Residential .....................       1,639    1,567        4.6%
Commercial and Industrial .......       3,942    3,799        3.8
Public Authority ................          61       60        2.2
                                       ------   ------
  Total Retail...................       5,642    5,426        4.0
Wholesale .......................       1,561    1,167       33.7
                                       ------   ------
Total............................       7,203    6,593        9.3
                                       ======   ======

Power Marketing and Trading......       1,773    1,793        1.1
                                       ======   ======


* Percentages are calculated using unrounded amounts.

      Electric margin increased in the second quarter of 2000, when compared to the second quarter of 1999, primarily due to the favorable results from the energy marketing and trading business, which contributed an additional $18.6 million to electric margin. The increase resulted from the Company's ability to market excess system power in the western U.S. at prices substantially higher than normal. The future performance of the wholesale energy marketing and trading business is dependent upon several factors including, market conditions, plant operational performance, availability of electric energy, implementation of deregulation and other factors. In addition, higher retail sales of 4.0% resulting primarily from customer growth of approximately 2.8% served to increase margin. Increased fuel and purchased power cost to serve customer load growth have resulted in higher cost sharing under the ICA. The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Provisions for estimated customer refunds in connection with the sharing of earnings in excess of 11% return on equity were approximately $5.9 million and $2.8 million in the second quarter of 2000 and 1999, respectively (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $15.0 million or 27.4% during the second quarter of 2000, as compared to the same quarter in 1999, primarily due to increased generation levels and higher gas costs for generation at Fort St. Vrain.

      Purchased power expense increased $31.5 million or 28.1% during the second quarter of 2000, as compared to the same quarter in 1999, primarily due to increased costs related to wholesale energy marketing activities and purchased power capacity and energy costs, including option premium charges for stand-by capacity to serve retail customers.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the second quarter of 2000, as compared to the same period in 1999 (in thousands).

                                                          Increase (Decrease)
                                                          ------------------
Revenues from gas sales (including unbilled
 revenues of $8.6 million) .....................            $ (4,102)
Gas purchased for resale........................              (3,079)
                                                              ------
  Net decrease in gas sales margin..............              (1,023)
Transportation revenues.........................               2,068
                                                              ------
  Increase in net gas margin....................              $1,045
                                                              ======

      The following table compares gas Dth deliveries by major customer classes for the second quarter of 2000 and 1999.
                           Millions of Dth Deliveries
                                          2000      1999   % Change *
                                          ----      ----   ----------
Residential...................            16.8      19.0    (11.7)%
Commercial....................             7.6       8.8    (13.0)
                                       -------  --------
  Total sales.................            24.4      27.8    (12.1)
Transportation................            27.2      23.6     15.1
                                       -------  --------
  Total.......................            51.6      51.4      0.4
                                       =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin (excluding transportation) decreased during the second quarter of 2000, when compared to the second quarter of 1999, primarily due to warmer spring weather during the second quarter of 2000 as it was approximately 32% warmer than the second quarter of 1999. The decrease in margin was offset, in part, by the higher base gas rates effective July 1, 1999, resulting from PSCo's 1998 gas rate case and the favorable impacts of customer growth of 3.8%.

      Gas transportation revenues increased $2.1 million during the second quarter of 2000, compared to the second quarter of 1999, primarily due to higher deliveries and higher transportation rates effective July 1, 1999. The growth in the transport business continues to be impacted by the shifting of various commercial customers to transport customers and additional capacity on a leased gas pipeline.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 2000, as compared to the second quarter of 1999, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other  operating and maintenance  expenses  decreased  approximately  $8.7 million primarily due to lower gas distribution operation costs, lower steam generation maintenance and lower electric distribution maintenance costs.

      Taxes other than income taxes decreased approximately $3.1 million during the second quarter of 2000, as compared to the second quarter of 1999, primarily due to lower business and utility property taxes in Colorado.

      Income taxes increased approximately $14.9 million during the second quarter of 2000, as compared to the second quarter of 1999, due to higher pretax income in the current period.

      Other income and deductions-net increased $3.5 million during the second quarter of 2000, as compared to the second quarter of 1999, primarily due to increased profits in non-utility activities.

      Interest charges increased approximately $1.7 million during the second quarter of 2000, as compared to the second quarter of 1999. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. In July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

Commitments and Contingencies

     See Note 4. Regulatory Matters and Note 5. Commitments and Contingencies in
Item 1. FINANCIAL STATEMENTS.

Financing Activities

      Discussion  relating  to PSCo's  financing  activities  is  covered  under
"Financing  Activities"  in  NCE's  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Earnings Available for Common Stock

      Earnings were $129.7 million for the second quarter of 2000, as compared to $100.8 million for the second quarter of 1999, primarily due to the strong performance and contributions from the electric energy marketing and trading business.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the six months ended June 30, 2000, as compared to the same period in 1999 (in thousands).

                                                Increase (Decrease)
                                                -------------------
Electric operating revenues:
 Retail.......................................    $17,820
 Wholesale....................................    113,397
 Other (including unbilled revenues)..........    (30,904)
                                                  -------
  Total revenues..............................    100,313
Fuel used in generation.......................     19,362
Purchased power...............................     50,425
                                                  -------
  Net increase in electric margin.............    $30,526
                                                  =======

The following table compares electric Kwh sales by major customer classes for the six months ended June 30, 2000 and 1999.

                              Millions of Kwh Sales
                                        2000     1999      % Change *
                                        ----     ----      ----------
Residential .....................       3,584    3,499        2.5%
Commercial and Industrial .......       7,903    7,720        2.4
Public Authority ................         124      108       14.7
                                       ------   ------
  Total Retail...................      11,611   11,327        2.5
Wholesale .......................       3,649    3,019       20.9
                                       ------   ------
Total............................      15,260   14,346        6.4
                                       ======   ======

Power Marketing and Trading......       8,403    2,196       **
                                       ======   ======


*    Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful.

      Electric margin increased in the first six months of 2000, when compared to the same period of 1999, primarily due to the favorable results from the wholesale energy marketing and trading business, which contributed an additional $19.3 million to electric margin. The increase resulted from the Company's ability to market excess system power in the western U.S. at prices substantially higher than normal. The future results of the Company's wholesale marketing and trading business maybe impacted by market conditions and other factors. In addition, margin increased due to higher retail sales of 2.5% resulting primarily from customer growth of approximately 2.7%. Increased fuel and purchased power costs have resulted in higher cost sharing under the ICA. The ICA is a cost adjustment mechanism that allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Provisions for estimated customer refunds in connection with the sharing of earnings in excess of 11% return on equity were approximately $8.4 million and $6.6 million in the second quarter of 2000 and 1999, respectively (see Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense increased approximately $19.4 million or 18.1% during the first six months of 2000, as compared to the same period in 1999, primarily due to increased generation levels to serve native retail load and market wholesale power within and outside PSCo's service territory.

      Purchased power expense increased $50.4 million or 22.3% during the first six months of 2000, as compared to the same period in 1999, primarily due to increased costs related to wholesale energy marketing activities and increased purchased power capacity and energy costs, including option premium charges for stand-by capacity to serve retail customers.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first six months of 2000, as compared to the same period in 1999 (in thousands).

                                                             Increase
                                                             --------
Revenues from gas sales (including unbilled
 revenues of $6.8 million) .....................             $10,758
Gas purchased for resale........................                 429
                                                              ------
  Net increase in gas sales margin..............              10,329
Transportation revenues.........................               3,758
                                                              ------
  Increase in net gas margin....................             $14,087
                                                             =======

      The following table compares gas Dth deliveries by major customer classes for the first six months of 2000 and 1999.
                           Millions of Dth Deliveries
                                          2000      1999   % Change *
                                          ----      ----   ----------
Residential...................            53.8      56.8     (5.3)%
Commercial....................            23.8      25.9     (8.1)
                                       -------  --------
  Total sales.................            77.6      82.7     (6.2)
Transportation................            56.0      50.1     11.6
                                       -------  --------
  Total.......................           133.6     132.8      0.5
                                       =======  ========

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first six months of 2000, when compared to the first six months of 1999, primarily due to higher base gas rates effective July 1, 1999, resulting from PSCo's 1998 gas rate case and the favorable impacts of customer growth of 3.7%. The increase in margin was offset, in part, by the lower sales resulting from the warmer winter/spring weather during the first six months of 2000 (approximately 6%), compared to the first six months of 1999.

      Gas transportation revenues increased $3.8 million during the first six months of 2000, compared to the first six months of 1999, primarily due to higher deliveries and higher transportation rates effective July 1, 1999. The growth in the transport business continues to be impacted by the shifting of various commercial customers to transport customers and additional capacity on a leased gas pipeline.

      PSCo has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 2000, as compared to the first six months of 1999, had little impact on net income. However, the fluctuations in gas sales impacts the amount of gas PSCo must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses and Other Income and Deductions

      Other operating and maintenance expenses decreased approximately $5.6 million primarily due to lower electric and gas distribution maintenance expense and lower steam generation maintenance expense.

      Taxes other than income taxes decreased approximately $5.3 million during the first six months of 2000, as compared to the same period in 1999, primarily due to lower business and utility property taxes in Colorado.

      Income taxes increased approximately $21.5 million during the first six months of 2000, as compared to the same period in 1999, due to higher pretax income in the current period and the favorable impact of deducting certain prior year severance costs in 1999.

      Other income and deductions-net increased $4.6 million during the first six months of 2000, as compared to the same period in 1999, primarily due to increased profits in non-utility operations and a gain from the sale of a subsidiary's investment.

      Interest charges increased approximately $5.5 million during the first six months of 2000, as compared to the same period in 1999. The increase is primarily attributable to costs to finance capital expenditures, including higher interest costs on short-term debt. In July 1999, PSCo issued $200 million of 6 7/8% Series A Senior Notes, due in July 2009.

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

SPS's Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

Earnings Available for Common Stock

      Earnings available for common stock were $15.0 million during the second quarter of 2000 compared to $22.8 million for the same quarter in 1999. Earnings decreased primarily due to the extraordinary charge of $13.7 million (after-tax). During the second quarter of 2000, SPS discontinued the application of regulatory accounting under SFAS 71 for the generation portion of its business, and recognized a $13.7 million extraordinary charge, net of tax. The charge was recorded following a PUCT rate order addressing the implementation of electric utility restructuring for SPS. See Note 1. Summary of Significant Accounting Policies and Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the second quarter of 2000, as compared to the same period in 1999 (in thousands).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $29,019
      Wholesale...........................         28,534
      Other (including unbilled revenues).        (25,024)
                                                  -------
        Total revenues....................         32,529
     Fuel used in generation..............            (81)
     Purchased power......................         17,175
                                                  -------
        Net increase in electric margin...        $15,435
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the second quarter of 2000 and 1999.

                              Millions of Kwh Sales
                                      2000        1999       % Change*
                                     -----        ----       ---------
      Residential ............         672         629           6.8%
      Commercial and Industrial      2,860       2,723           5.0
      Public Authority .......         134         141          (5.0)
                                     -----       -----
        Total Retail..........       3,666       3,493           5.0
      Wholesale...............       2,480       1,986          24.9
                                     -----       -----
      Total...................       6,146       5,479          12.2
                                     =====       =====

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $32.5 million or 14.5% during the second quarter in 2000, when compared to the same period in 1999 primarily due to weather. Mild, wet weather in the second quarter of 1999, reduced loads for air conditioning and irrigation. Weather in the second quarter 2000 was closer to normal. In addition, customer growth of 1.8% favorably impacted margin.

      Purchased power increased $17.2 million during the second quarter of 2000, when compared to the same period in 1999, due to an increase in capacity costs related to new purchase power contracts and an increase in wholesale purchases. SPS generates the majority of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 2000, when compared to the second quarter of 1999, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $7.1 million or 21.1% during the second quarter of 2000, as compared to the same period in 1999, primarily due increases in customer expenses and transmission operations.

      Income taxes increased $3.0 million during the second quarter of 2000, as compared to the same period in 1999, primarily due to the effect of higher pre-tax income (before extraordinary item). The effective income tax rates for the quarter ended June 30, 2000 and 1999 were 36.6% and 37.1%, respectively.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Earnings Available for Common Stock

      Earnings available for common stock were $33.2 million ($46.9 million before the extraordinary item) during the second quarter of 2000 compared to $46.2 million for the same quarter in 1999. Earnings before the extraordinary item increased only slightly as the favorable impacts of weather and customer growth were substantially offset by higher operating and restructuring costs. During the second quarter of 2000, SPS discontinued the application of regulatory accounting under SFAS 71 for the generation portion of its business, and recognized a $13.7 million extraordinary charge, net of tax. The charge was recorded following a PUCT rate order addressing the implementation of electric utility restructuring for SPS. See Note 1. Summary of Significant Accounting Policies and Note 4. Regulatory Matters in Item 1. FINANCIAL STATEMENTS.

Operating Revenues

Electric Operations

      Substantially all of SPS's operating revenues result from the sale of electric energy. The principal factors impacting revenues are the amount and price of energy sold. The following table details the change in electric operating revenues and energy costs for the first six months of 2000, as compared to the same period in 1999 (in thousands).

                                            Increase (Decrease)
                                            -------------------
     Electric operating revenues:
      Retail..............................        $28,472
      Wholesale...........................         39,892
      Other (including unbilled revenues).        (22,155)
                                                  -------
        Total revenues....................         46,209
     Fuel used in generation..............          4,559
     Purchased power......................         33,231
                                                  -------
        Net increase in electric margin...        $ 8,419
                                                  =======

      The following table compares electric Kwh sales by major customer classes for the first six months of 2000 and 1999.

                              Millions of Kwh Sales
                                      2000        1999        % Change*
                                      ----        ----        ---------
      Residential ............       1,418       1,346           5.3%
      Commercial and Industrial      5,725       5,297           8.1
      Public Authority .......         274         274           -
                                     -----       -----
        Total Retail..........       7,417       6,917           7.2
      Wholesale...............       4,209       3,319          26.8
                                     -----       -----
      Total...................       11,626      10,236         13.6
                                     ======      ======

* Percentages are calculated using unrounded amounts.

      Electric operating revenues increased $46.2 million or 10.8% during the first six months in 2000, when compared to the same period in 1999 primarily due to weather. Mild, wet weather in the first six months of 1999 reduced loads for air conditioning and irrigation. Weather in the first six months of 2000 was closer to normal. During 1999, changes were made in the billing cycles of various retail and wholesale customers in anticipation of implementing a new customer information system which resulted in lower billed Kwh sales and higher unbilled revenues.

      Purchased power increased $33.2 million during the first six months of 2000, when compared to the same period in 1999, due to an increase in capacity costs related to new purchase power contracts and an increase in wholesale purchases. SPS generates the majority of its power for sale to its firm retail and wholesale customers and sells non-firm energy as the market demands. Similarly, SPS will purchase non-firm energy when available and as needed to meet customer requirements.

      SPS has fuel cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarter of 2000, when compared to the second quarter of 1999, had little impact on net income. (See discussion on "SPS Electric Cost Adjustment Mechanisms" Note 4. Regulatory Matters - in Item 1. FINANCIAL STATEMENTS).

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $9.2 million or 13.6% during the first six months of 2000, as compared to the same period in 1999, primarily due to higher costs associated with restructuring activities in Texas and New Mexico as well as increases in customer expenses and transmission operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Part 1. See Note 4. Regulatory Matters and Note 5. Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for PSCo is set forth at page 60 herein.
      12(b) Computation of Ratio of Consolidated  Earnings to Consolidated Fixed
            Charges for SPS is set forth at page 61 herein.

      15(a) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 62 herein for NCE.
      15(b) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 63 herein for PSCo.
      15(c) Letter  from  Arthur  Andersen  LLP  regarding   unaudited   interim
            information is set forth at page 64 herein for SPS.

      27(a) Financial Data Schedule for NCE as of June 30, 2000.
      27(b) Financial Data Schedule for PSCo as of June 30, 2000.
      27(c) Financial Data Schedule for SPS as of June 30, 2000.
      99 Unaudited Pro Forma Combined Condensed Financial Information of New Century Energies, Inc. and Northern States Power Company

(b) Reports on Form 8-K

The following reports on Form 8-K were filed since the beginning of the second quarter of 2000.

- A combined report on Form 8-K dated April 18, 2000, was separately filed by NCE and SPS on April 19, 2000. The items reported were Item 5. Other Events:
Stipulation agreement executed which addresses SPS' implementation plans to meet the requirements of the Texas restructuring legislation and resolves certain issues related to the NCE/NSP Merger.
- A combined report on Form 8-K dated May 30, 2000, was separately filed by NCE and SPS on June 1, 2000. The items reported were Item 5. Other Events: On May 30, 2000, the PUCT issued a rate order which approved the Stipulation dated April 18, 2000, that was entered into with the staff of the PUCT and other significant parties. The Stipulation specifically addressed SPS' implementation plans to meet the requirements of the Texas restructuring legislation enacted in June 1999. In summary, the Stipulation provides for the implementation of full retail customer choice by SPS in its Texas service region, including the future divestiture of approximately 64-71% of the generation capacity owned by SPS and its affiliates.
- A combined report on Form 8-K dated and filed on July 24, 2000, was separately by NCE and SPS. The items reported were Item 5. Other Events: On July 24, 2000, SPS announced the commencement of a fixed spread tender offer to purchase for cash the remaining, approximately $295 million, principal amount of five series of SPS First Mortgage Bonds.

                           NEW CENTURY ENERGIES, INC.
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Century Energies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 2000.

                                          NEW CENTURY ENERGIES, INC.

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer


                       PUBLIC SERVICE COMPANY OF COLORADO
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 2000.


                                    PUBLIC SERVICE COMPANY OF COLORADO

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                            Executive Vice President,
                                          Chief Financial Officer and Treasurer



                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southwestern Public Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 2000.

                                       SOUTHWESTERN PUBLIC SERVICE COMPANY

                                          By     /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. Kelly
                                            Executive Vice President
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

2(a) 1* NCE/NSP Agreement and Plan of Merger dated March 24, 1999 (Form 8-K, March 24, 1999, Exhibit 2.1).

3(a)  1* NCE Restated Articles of Incorporation dated December 8, 1995(Form S-4,
         Exhibit 3(a)).
3(a) 2* PSCo Amended and Restated Articles of Incorporation dated July 10, 1998 (Form 10-K, December 31, 1998, Exhibit 3(a)1).
3(a) 3* SPS Amended and Restated Articles of Incorporation dated September 30, 1997 (Form 10-K, December 31, 1997, Exhibit 3(a)2).

3(b) 1* NCE Restated By-laws dated December 15, 1998 (Form 10-K, December 31, 1998, Exhibit 3(b)1).
3(b) 2* PSCo  By-laws  dated  November 20, 1997 (Form 10-K,  December 31, 1997,
        Exhibit 3(b)1).
3(b) 3* SPS By-laws  dated  September  29, 1997 (Form 10-K,  December 31, 1997,
        Exhibit 3(b)2).

12(a) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for PSCo is set forth at page 60 herein.

12(b) Computation  of Ratio  of  Consolidated  Earnings  to  Consolidated  Fixed
      Charges for SPS is set forth at page 61 herein.

15(a) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 62 herein for NCE.

15(b) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 63 herein for PSCo.

15(c) Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 64 herein for SPS.

27(a) Financial Data Schedule for NCE as of June 30, 2000.

27(b) Financial Data Schedule for PSCo as of June 30, 2000.

27(c) Financial Data Schedule for SPS as of June 30, 2000.

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

                                                                   EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

            (not covered by Report of Independent Public Accountants)



                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
                                                             ----        ----
                                                          (Thousands of Dollars,
                                                              except ratios)

Fixed charges:
   Interest on long-term debt...........................    $62,870    $57,627
   Interest on borrowings against corporate-owned
     life insurance contracts...........................     31,835     28,268
   Other interest.......................................     12,250     11,961
   Amortization of debt discount and expense less premium     2,450      2,166
   Interest component of rental expense.................      5,305      4,591
   Dividends on PSCo obligated mandatorily redeemable
      preferred securities..............................      7,600      7,600
                                                             ------     ------

     Total..............................................   $122,310   $112,213
                                                           ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...........................................   $129,680   $100,759
   Fixed charges as above...............................    122,310    112,212
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization............     65,453     43,982
                                                             ------     ------

     Total..............................................   $317,443   $256,953
                                                           ========   ========

Ratio of earnings to fixed charges......................       2.60       2.29
                                                               ====       ====

                                                                   EXHIBIT 12(b)

                       SOUTHWESTERN PUBLIC SERVICE COMPANY

                        COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES

                 (not covered by Report of Independent Public Accountants)



                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
                                                             ----        ----
                                                          (Thousands of Dollars,
                                                              except ratios)

Fixed charges:
   Interest on long-term debt...........................    $19,797    $23,714
   Other interest.......................................      8,235      2,549
   Amortization of debt discount and expense less premium     1,019      1,121
   Interest component of rental expense.................        367        382
   Dividends on SPS obligated mandatorily redeemable
      preferred securities..............................      3,925      3,925
                                                             ------     ------

     Total..............................................    $33,343    $31,691
                                                            =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...........................................    $46,902    $46,226
   Fixed charges as above...............................     33,343     31,691
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization............     27,446     27,848
                                                             ------     ------

     Total..............................................   $107,691   $105,765
                                                           ========   ========

Ratio of earnings to fixed charges......................       3.23       3.34
                                                               ====       ====

                                                                   EXHIBIT 15(a)

August 4, 2000


New Century Energies, Inc.:

      We are aware that New Century Energies, Inc. has incorporated by reference in its Registration Statement (Form S-8, File No. 333-28639) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 333-28637) pertaining to the Dividend Reinvestment and Cash Payment Plan; its Registration Statements (Forms S-3, File Nos. 333-40361 and 333-64067) pertaining to the registration of NCE Common Stock and its Registration Statement (Form S-8, File No. 333-58117) pertaining to the NCE Employee Investment Plan and NCE Employees' Savings and Stock Ownership Plan, its Form 10-Q for the quarter ended June 30, 2000, which includes our report dated August 4, 2000, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                       Very truly yours,



                                                       ARTHUR ANDERSEN

                                                                   EXHIBIT 15(b)

August 4, 2000


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; its Registration Statement (Form S-3, File No. 33-37431) as amended on December 4, 1990, pertaining to the shelf registration of Public Service Company of Colorado's First Mortgage Bonds; its Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; its Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds; its Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of Public Service Company of Colorado's First Collateral Trust Bonds and Cumulative Preferred Stock and its Registration Statement (Form S-3, File No. 333-81791) pertaining to the shelf registration of Public Service Company of Colorado's Senior Debt Securities, its Form 10-Q for the quarter ended June 30, 2000, which includes our report dated August 4, 2000, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN

                                                                   EXHIBIT 15(c)
August 4, 2000


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement (Form S-3, File No. 333-05199) pertaining to Southwestern Public Service Company's Preferred Stock and Debt Securities; its Registration Statement (Form S-8, File No. 33-27452) pertaining to Southwestern Public Service Company's 1989 Stock Incentive Plan and its Registration Statement (Form S-8, File No. 33-57869) pertaining to Southwestern Public Service Company's Employee Investment Plan and Non-Qualified Salary Deferral Plan, its Form 10-Q for the quarter ended June 30, 2000, which includes our report dated August 4, 2000, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN

                                                                      EXHIBIT 99

           UNAUDITED PROFORMA COMBINED CONDENSED FINANCIAL INFORMATION

      The following unaudited pro forma combined condensed balance sheet at June 30, 2000 gives effect to the NCE/NSP Merger as if it had occurred at June 30, 2000. The unaudited pro forma combined condensed statements of income for each of the periods ended June 30, 2000 give effect to the NCE/NSP Merger as if it had occurred on January 1, 1999. These statements are prepared on the basis of accounting as required under a pooling of interests and do not reflect any cost savings anticipated by management as a result of the NCE/NSP Merger. Accordingly, the pro forma information is not necessarily indicative of the financial position or results of operations that would have occurred had the NCE/NSP Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future operating results or financial condition.

           Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                         Six Months Ended June 30, 2000
                  (Thousands of Dollars, Except per Share Data)

                                     Northern           New Century      Reporting
                                   States Power          Energies       Adjustments    Pro Forma     Pro Forma
                                   (as Reported)       (as Reported)     (Note 2)     Adjustments    Combined
                                   -------------       -------------    ----------
Operating revenues:
   Electric.......................   $1,169,052          $1,348,226     $      1       $             $2,517,279
   Gas............................      303,004             423,394       (8,038)                       718,360
   Nonregulated and other revenues            -              43,902      858,732                        902,634
   Earnings from equity investments           -                   -       70,089                         70,089
                                         ------             -------      -------        -------      ----------
     Total operating revenues         1,472,056           1,815,522      920,784                      4,208,362

Operating expenses:
   Electric fuel and purchased power    367,684             653,095            -                      1,020,779
   Cost of gas sold and transported     189,631             269,313       (9,330)                       449,614
   Other operation and maintenance      412,784             266,865            -                        679,649
   Depreciation and amortization        183,700             145,995       (4,099)                       325,596
   Taxes other than income taxes        113,700              67,013         (845)                       179,868
   Income taxes - utility.........       47,631                   -      (47,631)                             -
   Nonregulated operating expenses            -              45,839      707,151                        752,990
                                         ------             -------      -------       --------       ---------

     Total operating expenses.....    1,315,130           1,448,120      645,246                      3,408,496

Operating income..................      156,926             367,402      275,538                        799,866

Other income (expense):
   Income from nonregulated
    businesses before
    interest and taxes............      186,260                   -     (185,517)                           743
   Equity earnings from unconsolidated
    subsidiaries..................            -              32,640      (32,640)                             -
   Other income (deductions) - net       (6,600)              1,428       (9,750)                       (14,922)
   Income taxes on nonregulated
    and nonoperating
    items - benefit...............      (11,272)                  -       11,272                              -
                                        -------              ------      -------       -------           ------
     Total other income (expense).      168,388              34,068     (216,635)                       (14,179)

Financing costs:
   Interest charges...............      207,276             103,960            -                        311,236
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts..........        7,875              11,525            -                         19,400
                                          -----              ------       ------       -------           ------

     Total financing costs........      215,151             115,485            -                        330,636

Income before income taxes and
 extraordinary item...............      110,163             285,985       58,903                        455,051
Income taxes......................            -              86,076       58,903                        144,979

Income before Extraordinary item        110,163             199,909            -                        310,072
Extraordinary item................            -             (13,658)           -                        (13,658)
                                        -------             -------      -------       -------          -------
Net income........................      110,163             186,251            -                        296,414
Preferred dividends & redemption
 premiums of NSP..................        2,121                   -            -                          2,121
                                         ------              ------      -------       -------            -----
Earnings available for common
 shareholders.....................     $108,042            $186,251       $    -      $     -        $  294,293
                                       ========            ========       ======      =======        ==========


Average common shares outstanding
 (Note 1).........................      156,305             116,360                    63,998           336,663
Average common and potentially
 diluted shares outstanding (Note 1)    156,352             116,398                    64,019           336,769

Basic and diluted earnings per share:
   Income before extraordinary item       $0.69               $1.72                                       $0.91
   Extraordinary item.............            -               (0.12)                                      (0.04)
                                          -----               -----                                       -----
   Earnings available for common
    shareholders..................        $0.69               $1.60                                       $0.87
                                          =====               =====                                       =====


        See accompanying notes to Unaudited Pro Forma Combined Condensed
                              Financial Statements.

           Unaudited Pro Forma Combined Condensed Statement of Income
                   Reflecting Completion of the NCE/NSP Merger
                         Six Months ended June 30, 1999
                  (Thousands of Dollars, Except per Share Data)

                                     Northern           New Century      Reporting
                                   States Power          Energies       Adjustments    Pro Forma     Pro Forma
                                   (as Reported)       (as Reported)     (Note 2)     Adjustments    Combined
                                   -------------       -------------    ----------
Operating revenues:
   Electric.......................   $1,145,642          $1,201,808     $   (224)      $             $2,347,226
   Gas............................      256,916             478,307      (74,793)                       660,430
   Nonregulated and other revenues            -              35,414      214,743                        250,157
   Earnings from equity investments           -                   -       27,336                         27,336
                                         ------             -------      -------                         ------

     Total operating revenues.....    1,402,558           1,715,529      167,062                      3,285,149

Operating expenses:
   Electric fuel and purchased power    356,586             544,585            -                        901,171
   Cost of gas sold and transported     147,300             333,581      (64,657)                       416,224
   Other operation and maintenance      400,681             266,466            -                        667,147
   Depreciation and amortization        175,580             139,397       (4,434)                       310,543
   Taxes other than income taxes        114,993              75,097       (1,157)                       188,933
   Income taxes - utility.........       53,859                   -      (53,859)                             -
   Nonregulated operating expenses            -              48,991      234,820                        283,811
                                         ------             -------      -------        -------       ---------
     Total operating expenses.....    1,248,999           1,408,117      110,713                      2,767,829

Operating income..................      153,559             307,412       56,349                        517,320

Other income (expense):
   Income from nonregulated
    businesses before
    interest and taxes............       (7,213)                  -        7,213                              -
   Equity earnings from unconsolidated
    subsidiaries..................            -              13,024      (13,024)                             -
   Other income (deductions) - net      (41,629)             (6,151)       3,321                        (44,459)
   Income taxes on nonregulated and
    nonoperating items - benefit..       51,986                   -      (51,986)                             -
                                         ------              ------      -------        -------          ------
     Total other income (expense).        3,144               6,873      (54,476)                       (44,459)

Financing costs:
   Interest charges...............       85,017              94,076            -                         179,093
   Distributions on mandatorily
    redeemable preferred securities
    of subsidiary trusts..........        7,874              11,525            -                          19,400
   Dividends & redemption premiums
    on preferred stock of
    subsidiaries..................            -                   -            -                               -
                                         ------              ------      -------        -------           ------
     Total financing costs........       92,892             105,601            -                         198,493

Income before income taxes........       63,811             208,684        1,873                         274,368
Income taxes......................            -              58,149        1,873                          60,022
                                         ------              ------      -------        -------          ------
Net income........................       63,811             150,535            -                         214,346
Preferred dividends & redemption
 premiums of NSP..................        3,171                   -            -                           3,171
                                         ------              ------      -------        -------          -------
Earnings available for common
 shareholders.....................      $60,640            $150,535       $    -        $     -        $ 211,175
                                        =======            ========       ======        =======        =========

Average common shares outstanding
 (Note 1).........................      152,704             114,881                      63,185          330,770
Average common and potentially
 diluted shares outstanding
 (Note 1).........................      152,834             114,916                      63,204          330,954

Basic and diluted earnings per share      $0.40               $1.31                                        $0.64
                                          =====               =====                                        =====



        See accompanying notes to Unaudited Pro Forma Combined Condensed
                              Financial Statements.

              Unaudited Pro Forma Combined Condensed Balance Sheet
                   Reflecting Completion of the NCE/NSP Merger
                                  June 30, 2000
                             (Thousands of Dollars)

                                          Northern        New Century      Reporting       Pro Forma
                                        States Power       Energies       Adjustments     Adjustments    Pro Forma
                                        (as Reported)    (as Reported)      (Note 3)       (Note 4)       Combined
                                        -------------    -------------     ----------     ----------     ----------
      ASSETS
Property, plant and equipment:
   Electric..........................     $7,563,322      $7,695,165      $   (165,987)    $           $15,092,500
   Gas...............................        971,828       1,362,575           (21,013)                  2,313,390
   Other.............................        390,644         960,228         4,348,625                   5,699,497
                                            --------         -------         ---------      -------    ---------
    Total property, plant and equipment    8,925,794      10,017,968         4,161,625                  23,105,387
   Accumulated provision for depreciation (4,554,809)     (3,687,879)         (257,481)                 (8,500,169)
   Nuclear fuel - net................         97,314               -                 -                      97,314
                                            --------          ------           -------      -------         ------
    Net property, plant and equipment      4,468,299       6,330,089         3,904,144                  14,702,532

Current assets:
   Cash and cash equivalents.........        120,470          36,109                 -                     156,579
   Accounts receivable - net.........        523,252         368,398                 -                     891,650
   Accrued unbilled utility revenues         109,183         254,090                 -                     363,273
   Fuel and gas inventories..........         49,343          58,895                 -                     108,238
   Material and supplies inventories         313,883          73,191                 -                     387,074
   Prepayments and other.............        169,729         145,858                 -                     315,587
                                            --------         -------           -------      -------        -------
    Total current assets.............      1,285,860         936,541                 -                   2,222,401

Other assets:
   Equity investments................      1,039,726         402,793                 -                   1,442,519
   External decommissioning fund and
    other investments................        597,980         131,664                 -                     729,644
   Regulatory assets.................        228,376         295,887                 -                     524,263
   Non-regulated property - net......      3,904,144               -        (3,904,144)                          -
   Other.............................        401,967         271,055                 -      (66,000)       607,022
                                             -------         -------           -------      -------        -------
    Total other assets...............      6,172,193       1,101,399        (3,904,144)     (66,000)     3,303,448
                                           ---------       ---------        ----------      -------      ---------


Total assets.........................    $11,926,352      $8,368,029           $     -     $(66,000)   $20,228,381
                                         ===========      ==========           =======     ========    ===========

      LIABILITIES AND EQUITY
Capitalization:
   Common stock (Note 1).............       $393,217      $  116,755           $     -     $335,671    $   845,643
   Other stockholders' equity (Note 1)     2,367,682       2,672,793                 -     (401,671)     4,638,804
                                           ---------       ---------           -------     --------       ---------
    Total common stockholders equity       2,760,899       2,789,548                 -      (66,000)     5,484,447
   Preferred stockholders' equity            105,340               -                 -                     105,340
   Mandatorily redeemable preferred
    securities of subsidiary trusts..        200,000         294,000                 -                     494,000
   Long-term debt....................      4,838,940       2,248,618                 -                   7,087,558
                                           ---------       ---------            ------      -------     ----------
    Total capitalization.............      7,905,179       5,332,166                 -      (66,000)    13,171,345

Current liabilities:
   Current portion of long-term debt         381,128         176,634                 -                     557,762
   Short-term debt...................        731,849         791,250                 -                   1,523,099
   Accounts payable..................        379,083         440,734                 -                     819,817
   Taxes accrued.....................        168,203          50,812                 -                     219,015
   Other accrued liabilities.........        293,108         331,279                 -                     624,387
                                            --------         -------           -------       -------     ---------
    Total current liabilities........      1,953,371       1,790,709                 -                   3,744,080

Other liabilities:
   Deferred income taxes.............        895,703         957,663                 -                   1,853,366
   Deferred investment tax credits...        113,606          93,017                 -                     206,623
   Regulatory liabilities............        517,764               -                 -                     517,764
   Minority interest in NRG..........        257,477               -                 -                     257,477
   Other.............................        283,252         194,474                 -                     477,726
                                            --------         -------           -------       -------      --------
    Total other liabilities..........      2,067,802       1,245,154                 -                   3,312,956
                                           ---------       ---------           -------       -------     ---------

Total liabilities and equity             $11,926,352      $8,368,029           $     -       $(66,000)   $20,228,381
                                         ===========      ==========           =======       ========    ===========

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

3. The unaudited pro forma combined condensed balance sheet at June 30, 2000 reflects reporting adjustments to conform the presentation of: (a) investments and deferred charges (in other assets); (b) nonregulated property (in property, plant and equipment); and (c) construction work in progress (in other property, plant and equipment).

4. The allocation of the estimated costs savings resulting from the merger to NCE, NSP and their customers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. At the time the merger agreement was signed, cost savings resulting from the merger were estimated to be approximately $1.1 billion over a ten-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, filings and printing) and net of costs to achieve the savings. Nonrecurring costs directly attributable to the NCE/NSP Merger are being deferred and total approximately $66 million as of June 30, 2000. Assuming the business combination is accounted for as a pooling-of-interests, these costs will be expensed upon the consummation of the NCE/NSP Merger. The unaudited pro forma combined condensed statements of income do not reflect any of these costs. The unaudited pro forma combined condensed balance sheet has been adjusted to reflect a write-off of the deferred costs and a related reduction of retained earnings.

5. Intercompany transactions (including purchased and exchanged power transactions) between NCE and NSP during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.